Form 10-K
period 2014-12-31
NanoVibronix, Inc.
filed 2015-03-30
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 001-36445

NanoVibronix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

525 Executive Boulevard Elmsford, New York	10523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 25, 2015 was 380,247 shares.

NANOVIBRONIX, INC.

PART I

ITEM 1.  BUSINESS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of WoundShield™ and our other product candidates.

•	Regulatory actions that could adversely affect the price of or demand for our approved products.

•	Market acceptance of existing and new products.

•	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

•	Our intellectual property portfolio.

•	Possible litigation related to our terminated license agreement for NanoVibronix NPWT.

•	Our ability to recruit and retain qualified regulatory and research and development personnel.

•	Unforeseen changes in healthcare reimbursement for any of our approved products.

•	Lack of financial resources to adequately support our operations.

•	Difficulties in maintaining commercial scale manufacturing capacity and capability.

•	Our ability to generate internal growth.

•	Changes in our relationship with key collaborators.

•	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

•	Our failure to comply with regulatory guidelines.

•	Uncertainty in industry demand and patient wellness behavior.

•	General economic conditions and market conditions in the medical device industry.

•	Future sales of large blocks of our common stock, which may adversely impact our stock price.

•	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” for additional risks which could adversely impact our business and financial performance. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-K are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We were organized as a Delaware corporation in October 2003. Through our wholly-owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our primary products currently consist of:

•	WoundShield, a patch-based therapeutic ultrasound device that facilitates tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation;

•	PainShield™, a disposable patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area; and

•	UroShield™, an ultrasound-based product that is designed to prevent biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use.

Each of our WoundShield, PainShield and UroShield products employs a small, disposable transducer that transmits low frequency, low intensity ultrasound acoustic waves that seek to repair and regenerate tissue, musculoskeletal and vascular structures and increase antibiotic efficacy. Through their size, effectiveness and ease of use, these products are intended to eliminate the need for technicians and medical personnel to manually administer ultrasound treatment through large transducers, thereby promoting patient independence and enabling more cost-effective home-based care.

PainShield is currently approved for marketing in the U.S. by the U.S. Food and Drug Administration and all of our products have CE Mark approval in the European Union. We have a Canadian medical device license for PainShield, a certificate allowing us to sell PainShield, WoundShield and UroShield in Israel and we are able to sell PainShield, WoundShield and UroShield in India and Ecuador based on our CE Mark. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield requires a prescription from a licensed physician or a physical therapist. If U.S. Food and Drug Administration approval is obtained, the Company anticipates that WoundShield will require a prescription from a licensed physician in the United States. UroShield is sold directly to facilities, not patients, and therefore does not require a prescription. In other countries in which we sell them, PainShield, WoundShield and UroShield are eligible for sale without a prescription.

In addition to the need to obtain regulatory approvals, as described above, we anticipate that sales volumes and prices of our WoundShield and PainShield products will depend in large part on the availability of coverage and reimbursement for self-administered use from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the U.S., private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for self-administered use or clinical use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, we have reimbursement codes in the United States (i.e., Current Procedural Terminology codes or “CPT codes”) for clinical use only, but do not have such reimbursement codes for self-administered use of the product, although the product is marketed and sold for such use. With respect to UroShield, which will be used primarily in a clinical setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We anticipate that we will begin to seek reimbursement codes for self-administered and clinical use of our products in the markets in which we have regulatory authority to sell such products, however, there is no guarantee that we will be successful in obtaining such codes quickly, or at all.

We also plan to commence selling two products, WoundShield Micro Therapy™ and CathBot™ in the United States. These products are similar to WoundShield and UroShield and employ a lower frequency of vibration, in the hertz range rather than the kilohertz range. The WoundShield Micro Therapy patch is, like WoundShield, aimed at wound healing. It is applied on the healthy skin in the peri-wound area and provides a micro vibration massaging effect, aimed to enhance local blood flow to expedite healing of acute and chronic wounds. CathBot is intended to be applied as a clip-on accessory on the external region of a urinary Foley catheter and, by providing micro vibrations of the catheter surface, is intended to create an acoustic lubrication effect that reduces contact (and adhesion) between urethra and catheter, which may help reduce tissue trauma and related pain and discomfort. Due the lower frequency range used in these products, they are classified as Class I medical devices and will not require clearance by the U.S. Food and Drug Administration prior to being sold in the United States. The introduction of these Class I products will allow us to expedite the introduction of products in the U.S. market due to the shorter regulatory path, but these products are not our main long-term focus. We plan to commercialize these products through a distribution partner that is active either in the wound care or the urology markets and would be interested in integrating our product into its range of products.

When we obtain adequate financing, we plan to conduct clinical trials for WoundShield and UroShield in order to obtain 510(k) clearance from the U.S. Food and Drug Administration. In addition, we are currently ramping up our marketing efforts in North America with respect to PainShield. We anticipate that these efforts will include recruiting direct sales personnel and representatives, making in-office calls to physicians and attending trade shows and conferences.

Ultrasound Technology and Our Products

As noted above, our primary products are based on the use of low frequency ultrasound, which delivers energy through mechanical vibrations in the form of sound waves. Ultrasound has long been used in physical therapy, physical medicine, rehabilitation and sports medicine. Moreover, there is a growing body of research that supports the positive biological effects of ultrasound. A recent study indicates that low frequency ultrasound increases nerve regeneration (Crisci AR, Ferreira AL, “Low-intensity pulsed ultrasound accelerates the regeneration of the sciatic nerve after neurotomy in rats”, Ultrasound Med. Biol. 2002 October; 28(10):1335-41). According to Atland, et. al., low frequency ultrasound also has important therapeutic metabolic effects (Altland OD, Dalecki D, Suchkova VN, Francis CW, “Low-intensity ultrasound increases endothelial cell nitric oxide synthase activity and nitric oxide synthesis”, J. Thromb. Haemost. 2004 April; 2(4):637-43). In addition, there is evidence that ultrasound increases the healing of fractures (Warden SJ, Favaloro JM, Bennell KL, McMeeken JM, Ng KW, Zajac JD, Wark JD, “Low-intensity pulsed ultrasound stimulates the bone-forming response in UMR-106 cells”, Biochem. Biophys. Res. Commun. 2001 August 24; 286(3):443-50 and Warden SJ, Bennell KL, McMeeken JM, Wark JD, “Acceleration of fresh fracture repair using the sonic accelerated fracture healing system (SAFHS)”, Calcif. Tissue Int. 2000 February; 66(2):157-63).

Research has further shown that ultrasound therapy has resulted in increased collagen repair (Da Cunha A, Parizotto NA, Vidal BC, “The effect of therapeutic ultrasound on repair of the achilles tendon (tendo calcaneus) of the rat”, Ultrasound Med. Biol. 2001 December; 27(12):1691-6), improved resolution of inflammation (Young SR, Dyson M, “Macrophage responsiveness to therapeutic ultrasound”, Ultrasound Med. Biol. 1990; 16(8):809-16) and increased tissue healing (Young SR, Dyson M, “Effect of therapeutic ultrasound on the healing of full-thickness excised skin lesions”, Ultrasonics. 1990 May; 28(3):175-80), which are all important factors in the wound healing process. Furthermore, research has shown that ultrasound therapy can contribute to increased membrane permeability (Sundaram J, Mellein BR, Mitragotri S, “An experimental and theoretical analysis of ultrasound-induced permeabilization of cell membranes,” Biophys. J. 2003 May; 84(5):3087-101) and accelerated fibrinolysis, a process that prevents blood clots from growing and becoming problematic (Harpaz D, “Ultrasound enhancement of thrombolytic therapy: observations and mechanisms”, Int. J. Cardiovasc Intervent. 2000 June; 3(2):81-89), which collectively improve the tissue regeneration process and healing of wounds. Sonophoresis, a process that increases the absorption of semisolid topical compounds, including medications, into the skin, is an additional significant effect of ultrasound therapy (Tezel A, Paliwal S, Shen Z, Mitragotri S, “Low-frequency ultrasound as a transcutaneous immunization adjuvant”, Vaccine 2005 May 31; 23(29):3800-7).

In general, ultrasound causes the benefits cited above by increasing local blood circulation, increasing vascular wall permeability, promoting protein secretion, promoting enzymatic reactions, accelerating nitric oxide production, promoting angiogenesis (the formation of new blood vessels from pre-existing vessels) and promoting fibroblast proliferation (fibroblasts are a type of cell that play a critical role in wound healing).

Our proprietary technology consists of a small, thin (1 millimeter) transducer that is capable of transmitting ultrasonic acoustic waves onto treatment surfaces with a radius of up to 10 centimeters. This technology allows us to treat wounds by implanting our transducers into a small, portable self-adhering acoustic patch, thereby eliminating the need for technicians and medical personnel to manually administer ultrasound therapy, which should reduce the cost of therapy. Moreover, we believe that the delivery of ultrasound through our portable devices is more effective than existing products, as our technology is better positioned to target the affected areas of the body.

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products differentiate themselves because they are portable, without the requirement to be plugged into an outlet and they have a frequency of 100kHz (in contrast to other devices, which have a frequency of 1MHz), which means they do not produce heat that can damage tissue. They can therefore be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, they can be applied for a significantly longer period without the risk of tissue damage and they do not require the use of gel. We are aware of one product, which has recently received U.S. Food and Drug Administration approval and also has CE Mark approval, that we understand does not need to be plugged in and operates at a frequency of 3 MHz, which its manufacturer claims overcomes the need for movement around the treated area and allows for a longer treatment period. We understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that of the transducer’s diameter (see the diagram below), that the use of transmission gel is still required and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the U.S. Food and Drug Administration has prohibited the manufacturer from labeling or promoting this product for use directly over bone that is near the skin surface. We are also aware of a small clinical study, for which results were reported in August 2013, in which a small ultrasound device showed positive results in the treatment of venous ulcers, a type of chronic wound. Based upon currently available information about this device, we believe it will be at least five years before this device is available on the market. We understand that this product also does not generate surface acoustic waves, as our products do, and would likely be heavier and thicker than our products. However, given the early stage of development of this potential device, we cannot say with certainty how our products would compare.

Traditional ultrasound device and our portable ultrasound patch-based device and a comparison of their energy distribution, where the X-axis represents treatment surface and the Y-axis represents ultrasound energy penetration depth within tissue.

In a comparison of a traditional ultrasound device and our portable ultrasound patch-based device, the bulk wave conventional ultrasound machines with handheld transducers distribute the energy deeply into the body, as shown above in diagram (A) on the left. In comparison, our device distributes the energy on the surface, as shown in diagram (B), thereby greatly increasing the treatment area. Our transducers may also be incorporated into treatment patches, including patches that are designed to deliver medicine and other compounds through the skin. The generation and delivery of low frequency ultrasound over a period of time to a specific area has been termed “targeted slow-release ultrasound”. We believe that this delivery method of ultrasound may be comparable to that of slow release medication in the pharmaceutical industry. This “targeted slow-release” capability is intended to allow for more frequent targeting of the intended treatment area and thus may result in a more effective therapeutic response.

Micro Vibrations Technology and Our Products

It is well established that increasing blood flow to the wound and peri-wound area helps accelerate the healing of ischemic wounds. Micro vibrations applied on the skin tissue increase local blood flow and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that are helpful for the wound healing process. Vibration therapy has been found to stimulate blood flow due to mechanical stresses of endothelial cells resulting in increased production of nitric oxide andvasodilation, as well as increase soft tissue and skin circulation (Maloney-Hinds et al., “The Role of Nitric Oxide in Skin Blood Flow Increases due to vibration in healthy adults and adults with type 2 diabetes,” School of Medicine, Loma Linda University. Ca. Diabetes Technology & Therapeutics, 2009 p. 39-43). In addition, micro vibrations induce skin surface nerve axon reflex and type IIa muscle fibers contraction rates, resulting in vasodilation (Nakagami et al., " Effect of vibration on skin blood flow in an in vivo microcirculatory model", The University of Tokyo, Bio-Science Trends 2007; 1 (3): 161-166). Ten minutes of vibration therapy with laser doppler revealed a consistent increase in blood supply (TJ Ryan et al.," The effect of mechanical forces (vibration or external compression) on the dermal water content of the upper dermis and epidermis, assessed by high frequency ultrasound", Oxford Wound Healing Institute, Journal of Tissue Viability, 2001. In another study, mean blood flow increase was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., "The effect of multidirectional mechanical vibration on peripheral circulation of humans", University of Otago New Zealand,Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood for a minimum of 10 minutes following treatment (Lohman et al., " The effect of whole body vibration on lower extremity skin blood flow in normal subjects", Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., " Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans", J Appl Physiol, 2007, 103:474-483,. Yue Z. et al., " On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis", Studies Appl Math, 2007, 119:95-109). Of import with respect to diabetic wounds, in which a prolonged inflammatory phase occurs, vibration vasodilation has generated an indirect anti-inflammatory action, mainly by suppression of nuclear factor-kβ, the key gene for inflammatory mediators (Marvin A., " Nitric Oxide is released into circulation with whole-body, periodic acceleration", Chest 2005;127;30-39).

We believe that the WoundShield Micro Therapy is the first patch device that provides micro vibrations (hertz range vibrations) to the healthy tissue adjacent to the wound in order to stimulate these biological effects, which we believe will lead to faster healing.

Urinary catheter usage is associated with pain and discomfort caused by the friction between the catheter surface and the urethral tissue. Generally, this friction is treated by applying lubricating gels and low friction catheter coatings. These methods are effective for a short term during the catheter insertion as the lubricating gel is quickly absorbed into the surrounding tissue and loses its effect and the catheter coatings lose their lubricity within a few days, as the coating is covered by a thin film of mucous.

CathBot provides vibrations along the surface of the urinary catheter that is in contact with urethral tissue. We believe that these vibrations create a continuous acoustic lubrication effect along the surface of the indwelling catheter that is in contact with the surrounding tissue, thus reducing catheter-tissue contact time, which may lessen trauma from urethra abrasion and adhesion.

Our Products

WoundShield

Our WoundShield product is intended to treat acute and chronic wounds with a disposable treatment patch that delivers localized therapeutic low frequency ultrasound. The WoundShield patch has two configurations: one that is placed adjacent to the wound and another, called the instillation patch, that is placed on the wound to enable instillation through sonophoresis, a process that increases the absorption of semisolid topical compounds, including medications, into the skin. Based on studies conducted by BIO-EC Microbiology Laboratory and Rosenblum, we believe that our WoundShield product possesses significant potential for the treatment of, among other things, diabetic foot ulcers and burns (Gasser P, Study Report delivered by BIO-EC Microbiology Laboratory, Dec 2007, which we ordered, paid for, and provided devices for; Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices but had no further involvement).

Picture of WoundShield Driver and Instillation Patch

WoundShield delivers surface acoustic waves to the location of the wound. Surface acoustic waves move laterally across the surface of the wound, which enables the transfer of the acoustic energy of the waves along the entire wound surface in a continuous and consistent mode, providing access to the waves’ benefits for a longer treatment period than conventional ultrasound without the need for supervision or a treatment session by a clinician.

This device has been found to have a positive effect on the epithelialization (healing by the growth of epithelial cells) of diabetic wounds, as well as on the stimulation of the precursors of dermal and epidermal (skin) growth. As such, it is a useful adjunct to wound care by increasing dermal and epidermal growth, including glycosaminoglycans, or GAGs (which bind to extracellular proteins like collagen, fibronectin, laminin, etc. and retain considerable amounts of water, thus preserving the skin structure) as well as the amount of collagen (a protein that helps skin heal) and decreasing the number of cells in mitosis (a type of cell division) (Gasser P, Study Report delivered by BIO-EC Microbiology Laboratory, Dec 2007, which we ordered, paid for, and provided devices for; Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices but had no further involvement). In addition, the WoundShield instillation patch allows for administration of therapeutic agents into the wound area through a sonophoresis effect.

Many key processes in wound healing are dependent upon an adequate supply of oxygen. Diabetic foot ulcers are particularly in need of an adequate oxygen supply because the disease often results from poor perfusion (blood flow) and decreased oxygen tension. Oxygen is also important for the immune system to ensure bacterial killing, synthesis of collagen, fibroblast proliferation (fibroblasts are a type of cell that play a critical role in wound healing), oxidative (taking place in the presence of oxygen) pathways for adenosine triphosphate, or ATP, formation (ATP transports chemical energy within cells for metabolism) and the nitric oxide dependent signaling pathways. It is generally believed that a lack of available oxygen is a basic contributing factor in the perpetuation of these wounds. Recently, wound healing experts have developed a technique of perfusing ischemic wounds (which occur when blood flow is blocked) with hyper-oxygenated saline, while the wound is being treated with ultrasound, also known as sonication. This localized oxygenation therapy has many advantages over the use of hyperbaric chambers (large chambers in which the oxygen pressure is above normal), a common method for delivering oxygen to wounds, as it is more cost-effective, can be done at the patient’s bedside and can be administered more frequently. The WoundShield instillation patch was tested as a potential ultrasound technology for this localized oxygen therapy and we believe that its performance would exceed the performance of the other ultrasound technologies. In one study (Morykwas M, “Oxygen Therapy with Surface Acoustic Waveform Sonication,” European Wound Management Association 2011; we supplied devices for this study, but had no further involvement with it), oxygen sensors were placed in the wound bed to directly measure partial pressure of oxygen in an ischemic wound bed on a pig. The wound was perfused with hyperbaric oxygen and sonicated using the WoundShield instillation patch. With surface acoustic wave ultrasound technology, tissue oxygen levels (partial pressure of oxygen in the blood, or PaO2) were raised from a range of 20 mmHg (millimeters of mercury) to 60 mmHg in peripheral (periwound) areas, a 3 centimeter distance away from the transducer, and from 40 mmHg to greater than 100 mmHg in the central wound bed lying below the WoundShield instillation patch (see table below). The results of this study illustrated that the WoundShield instillation patch allowed oxygen to directly enter into the wound. The direct entry of the oxygen increased the amount of oxygen reaching the wound, which has been shown to advance the healing process. In addition, we believe that WoundShield’s small size, lower cost and ease of use makes localized oxygen treatment commercially viable.

In 2012, results were published of a human feasibility trial for the WoundShield instillation patch that was performed at Duke University in North Carolina. Seven patients were treated with the WoundShield instillation patch for their wounds and average tissue oxygen levels (PaO2) increased by an average of 58% over baseline (Covington S, “Ultrasound-Mediated Oxygen Delivery to Lower Extremity Wounds,” Wounds 2012; 24(8)). We supplied devices for this trial, but had no further involvement with it. Based upon the results of this trial, we are planning a series of clinical trials with an end point claim that our WoundShield product enhances perfusion in chronic wounds.

WoundShield Micro Therapy

WoundShield Micro Therapy Patch placed next to the wound

The WoundShield Micro Therapy device consists of a small electronic driver and a treatment patch. The patch is placed on the healthy skin next to the wound and the incorporated actuator vibrates in the hertz range and provides gentle vibrations to the surrounding tissue. The novelty of this technology is that the vibration effect is produced due to bending vibrations of the actuator (piezo element) and not by means of a motor. These micro vibrations applied on the skin tissue increase local blood flow, vasodilation, Nitric Oxide production and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that help the healing process.

In October 2014, Rosenblum et.al. published in Wounds Journal a study entitled “Surface Acoustic Wave Patch Therapy Affects Tissue Oxygenation in Ischemic Feet.” In this study, the WoundShield Micro Therapy device was found to significantly increase oxygen saturation level in the ischemic tissue in all patients by an average of more than 50%. The rate of the drop off after usage varied, but no patient’s value returned to pre-device usage levels.

Market for Wound-Healing Devices

The global wound care device market is continuously growing and expected to reach $20.3 billion by 2015 (“Anticipated market in 2015, Wound Care Products: A Global Strategic Business Report,” September 2011). According to a report entitled “Advances in Wound Closure Technology” by Frost and Sullivan (2005), approximately 25% of all patients with diabetes develop a foot or leg ulceration at some time during the course of their disease. Some 3.5 million individuals globally suffer from diabetes related foot or leg ulcerations each year. In addition, according to the National Hospital Ambulatory Medical Survey (2000-2004), approximately 500,000 patients receive medical treatment annually for burn injuries in the U.S., with the global number estimated at 1 million. There are also policy-based factors that may increase the size of the wound care market. For example, the Commonwealth of Massachusetts announced a policy not to pay for patients who develop Grade 3 or 4 pressure ulcers acquired in a healthcare facility. We anticipate that these types of decisions will be made on a more widespread basis, which may create a large market opportunity for wound care products, including WoundShield. Furthermore, in 2009, the Centers for Medicare and Medicaid Services announced that they would stop reimbursements for treatment of certain complications that they believed were preventable with proper care. One such complication was surgical site infections after certain elective procedures, including some orthopedic surgeries and bariatric surgery. We believe that such developments incentivize medical care providers to invest in reducing the risk of infection through the use of wound care products, including WoundShield.

Competition for WoundShield and WoundShield Micro Therapy

The market for advanced wound care includes a large number of competitors, such as Kinetic Concepts, Inc., or KCI, Smith and Nephew plc and Convatec Inc., all of whom market wound-healing medical devices. Due to their size, in general these companies may have significant advantages over us. These competitors have their own distribution networks for their products, which gives them an advantage over us in reaching potential customers. In addition, they are vertically-integrated, which may allow them to maximize efficiencies that we cannot achieve with our third-party suppliers and distributors. Finally, because of their significantly greater resources, they could potentially choose to focus on research and development of technology similar to ours, more than we are able to. In general, we believe that these competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. However, we believe that our products differentiate us from these competitors, and we will be competitive on the basis of our advantageous technology.

At present, ultrasound treatment for wounds is limited only to wound debridement (removal of damaged tissue or foreign objects from a wound) and such products are marketed by Misonix Inc., which produces SonicOne products, and Celleration Inc., which produces the MIST Therapy System. Due to their size, in general these companies may have the same advantages over us discussed with respect to our competitors in the paragraph above. However, both of these ultrasound devices are indicated for use only in medical clinics and require an operator to deliver their treatment, thus limiting their use and application. The MIST Therapy System is a non-contact ultrasound device that delivers ultrasound through a mist that is applied directly on the wound.

We believe that these therapies are less advantageous than WoundShield because they require an operator to deliver the treatment and the removal of bandages to target the wound bed. In contrast, the WoundShield patch sits on normal skin bordering the open wound and no manipulation of the wound bandage is required. Moreover, WoundShield can be self-administered, without an operator, in both clinics and home settings. We also believe that WoundShield will be able to provide superior wound care therapy at a lower price than the existing products being used by medical practitioners. As such, we believe that facilities that are reimbursed based upon diagnosis-related groups will be more inclined to adopt WoundShield because it will provide the same therapeutic results at a significantly lower cost than traditional ultrasound therapies.

We are also aware of a small clinical study, for which results were reported in August 2013, in which a small ultrasound device showed positive results in the treatment of venous ulcers, a type of chronic wound. Based upon currently available information about this device, we believe it will be at least five years before this device is available on the market. We understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that of the transducer’s diameter. We believe our products would have certain other advantages over this potential device, if developed, including that our products weigh less and are thinner. However, given the early stage of development of this potential device, we cannot say with certainty how our products would compare.

The most common method of oxygen administration for wound healing is hyperbaric oxygen therapy, especially to treat specific ulcerations in diabetic patients. Hyperbaric oxygen therapy has been shown to increase vascular endothelial growth factor expression, which measures the creation of new blood vessels (Fok TC, at el, "Hyperbaric oxygen results in increased vascular endothelial growth factor (VEGF) protein expression in rabbit calvarial critical-sized defects", Schulich School of Medicine and Dentistry, University of Western Ontario, Canada). The activation of endothelial cells by VEGF sets in motion a series of steps toward the creation of new blood vessels (J Lewis et al, National Cancer Institute, Understanding Cancer and Related Topics, Understanding Angiogenesis). We believe that the WoundShield instillation patch, which can be used as an oxygen instillation system, will be complementary to, or in some cases an alternative, to the use of hyperbaric chamber therapy. This complementary treatment option will allow the treating physician greater therapeutic versatility in treating wounds. For a certain populace of patients, we believe that the WoundShield instillation patch could provide physicians with an alternative to hyperbaric oxygen therapy because it provides the same benefits as hyperbaric oxygen therapy at a lower cost to the patient. There are a number of competitors in the hyperbaric chamber therapy market, including over twelve companies in the U.S. Due to their size, in general these companies may have the same advantages over us discussed with respect to our competitors in the first paragraph of this section. However, we believe that the WoundShield instillation patch possesses certain advantages over the existing hyperbaric chamber therapy, including lower cost and greater ease of use. In addition, we do not believe that the WoundShield instillation patch will necessarily compete with hyperbaric chamber therapy, but rather will often complement such therapy.

While we believe that WoundShield is well positioned to capture a share of the wound care market, WoundShield may be unable to achieve its anticipated place in the wound care market due to a number of factors, including, but not limited to, an inability to obtain the approval of the U.S. Food and Drug Administration, its failure to treat wounds for which it is indicated and its failure to be adopted by health care practitioners and facilities or patients because of its status as a new product in a market that relies on patient-focused initiative to treat wounds.

We are aware of one product that may be competitive with WoundShield Micro Therapy. The Vibro-Pulse is a large, vibrating surface that is placed under the patient’s limb that provides massaging vibration. It is marketed for the repair and regeneration of soft tissue and vascular structures primarily for stimulating wound healing. We believe that our product has the advantage of being smaller and capable of targeting a specific wound area in comparison to this product. In addition, the WoundShield Micro Therapy’s patch-based configuration allows a longer treatment period without limiting the patient to a stationary position.

Regulatory Strategy

For a general discussion of the U.S. Food and Drug Administration approval process with respect to our products, and regulation of our products in general, see “–Government Regulation” below.

Our general regulatory strategy for WoundShield is focused on seeking U.S. Food and Drug Administration approval for a variety of indications. WoundShield obtained CE Mark approval in November 2012 for use in wound healing.

Following preliminary clinical studies that demonstrated WoundShield’s ability to enhance blood perfusion, in June 2014, we started a clinical trial for WoundShield with an end point of enhanced perfusion in chronic wounds at REX hospital in North Carolina. To date, only two patients have been recruited for this study, therefore we are considering whether to continue this trial at the same hospital or move it to another site. Based on this study, we intend to seek U.S. Food and Drug Administration clearance for an indication limited to enhancing perfusion in chronic wounds as an intermediate step towards a broader wound healing claim in the future.

We also intend to begin a clinical study that to evaluate WoundShield’s ability to enhance wound healing in chronic wounds. For this study, we intend to coordinate with the Centers for Medicare and Medicaid Services, private insurers and the U.S. Food and Drug Administration to ensure that the data generated will be adequate to obtain U.S. Food and Drug Administration approval for the WoundShield product and lead to reimbursement of this product.

WoundShield Micro Therapy is a Class I device that does not require a premarket notification application or U.S. Food and Drug Administration clearance before it can be marketed in the U.S. We have listed it with the U.S. Food and Drug Administration.

Sales and Marketing

We have sold limited numbers of our WoundShield products through our website. We intend to aggressively market WoundShield in Europe and pursue the necessary approvals to commence marketing in the United States.

Clinical Trials

With respect to WoundShield, to date, we have conducted the following evaluation studies:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
Clinical evaluation Physician initiated	Dr. J. Rosenblum, Shaare Zedek Medical Center	2008 8 patients	To evaluate novel technology on wound healing in diabetic foot ulcers.	Therapy showed significant changes in wound, wound size was reduced, patients felt less pain, necrotic tissue was less adhesive, necrotic tissue decreased in size. The duration of the trial was one week.

Clinical evaluation Physician initiated	Dr. J. Rosenblum, Shaare Zedek Medical Center	2010 8 patients	To evaluate novel technology on wound healing in diabetic foot ulcers.	The device had a positive effect on both epitheliazation of diabetic wounds as and stimulating the precursors of dermal and epidermal growth. The duration of the trial was 20 days.

Clinical evaluation Physician initiated	Dr. S. Covington	2010 7 patients	The study aimed to determine if hyper oxygenated saline delivered by surface acoustic waves improves tissue oxygenation in lower extremity wounds.	Surface acoustic wave technology in conjunction with oxygenated saline can increase interstitial oxygen in wound bed. This trial to validate proof of concept was put on hold due to financial constraints. The duration of the trial was two weeks.

If we are able to obtain sufficient funding, we anticipate conducting the following clinical trials:

Trial	Place	Targeted Start Date/Timing	Objectives
Woundshield ultrasound patch enhances perfusion of blood 30 patient trial	To be determined	During 2015	Safety and efficacy of Woundshield in enhancing blood flow and oxygenation of wounds.

Woundshield ultrasound patch enhances wound healing 200 patient trial	To be determined	During 2016	Safety and efficacy of WoundShield in wound healing.

The target dates above reflect our best estimate as to when these trials will commence, however, numerous factors, both anticipated and unanticipated, may negatively impact our ability to meet these targeted dates. These factors include, without limitation, delays in obtaining regulatory approvals, management’s need to change its allocation of resources in light of market and other developments and unanticipated results of prior clinical trials.

PainShield

PainShield is an ultrasound diathermy device (diathermy is the production of heat in a part of the body by high-frequency electric currents), consisting of a driver unit and a disposable patch, which contains our proprietary therapeutic transducer. It delivers a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area, while keeping the level of ultrasound energy at a safe and consistent level of 0.4 watts. We believe that PainShield is the smallest and most portable therapeutic ultrasound device on the market and the only product in which the ultrasound transducer is integrated in a therapeutic disposable application patch.

The existing ultrasound therapy devices being used for pain reduction are primarily large devices used exclusively by clinicians in medical settings. PainShield is able to deliver ultrasound therapy without being located in a health care facility or clinic because it is portable, due to it being lightweight and battery operated. Because it is patch based and easy to apply, PainShield does not require medical personnel to apply ultrasound therapy to the patient. The patient benefits include its ease of application and use, faster recovery time, high compliance, safety and efficacy (Adahan M, et al, “A Sound Solution to Tendonitis: Healing Tendon Tears With a Novel Low-Intensity, Low-Frequency Surface Acoustic Ultrasound Patch,” American Academy of Physical Medicine and Rehabilitation Vol. 2, 685-687, July 2010). PainShield can be used by patients at home or work or in clinical setting and can be used even while the patient is sleeping. Its range of applications includes acute and chronic pain reduction and anti-inflammatory treatment.

Picture of PainShield with Patch

PainShield is used to treat tendon disease and trigeminal neuralgia (a chronic pain condition that affects the trigeminal or 5th cranial nerve, one of the most widely distributed nerves in the head); previously, the therapeutic options for these disorders have been very limited. PainShield has also been used to treat pelvic and abdominal pain. To date, the only treatment options for these conditions are pain medication and surgery.

Market for PainShield

Pain is one of the most common conditions that hinder quality of life of vast populations of patients on a regular basis. Pain-related complaints are the most common reason patients seek treatment from physicians (Prince V, “Pain Management in Patients with Substance-Use Disorders,” Pain Management, PSAP-VII, Chronic Illnesses). According to Bonica’s Management of Pain (2001), a work considered current in the industry based on available industry data, and Landro L, “New Ways to Treat Pain: Tricking the Brain, Blocking the Nerves in Patients When all Else Has Failed,” Wall Street Journal, May 11, 2010, approximately 25% of the U.S. population, 75 million people, suffer from chronic pain. We estimate that approximately 150 million individuals globally suffer from chronic pain. Studies have shown that low-frequency ultrasound treatment has yielded positive results for a variety of indications, including tendon injuries and short-term pain relief (Warden SJ, “A new direction for ultrasound therapy in sports medicine,” Sports Med. 2003; 33 (2):95-107), chronic low back pain (Ansari NN, Ebadi S, Talebian S, Naghdi S, Mazaheri H, Olyaei G, Jalaie SA, “Randomized, single blind placebo controlled clinical trial on the effect of continuous ultrasound on low back pain,” Electromyogr Clin Neurophysiol. 2006 Nov; 46(6):329-36) and sinusitis (Ansari NN, Naghdi S, Farhadi M, Jalaie S, “A preliminary study into the effect of low-intensity pulsed ultrasound on chronic maxillary and frontal sinusitis,” Physiother Theory Pract. 2007 Jul-Aug; 23(4):211-8). We believe that PainShield’s technology, portability and ease of use may result in it becoming an attractive product in the pain management and therapy field.

Competition

There are numerous products and approaches currently utilized to treat chronic pain. The pharmacological approach, which may be the most common, focuses on drug-related treatments. Alternatively, there are a large number of non-pharmacological pain treatment modalities available, such as ultrasound, transcutaneous electrical nerve stimulation, or TENS, laser therapy and pulsed electromagnetic treatment. In addition, there are some technologies and devices in the market that utilize low frequency ultrasound or patch technology. Many patients are initially prescribed anti-pain medication; however, ongoing use of drugs may cause substantial side effects and lead to addiction. Therefore, patients and clinicians have shown great interest in alternative pain therapy using medical devices that do not carry these side effects.

The currently available ultrasound treatments for chronic pain have generally been accepted by the medical community as standard treatment for pain management. However, the traditional ultrasound treatments, such as those manufactured or distributed by Mettler Electronics Corp, Metron USA and Zimmer MedizinSysteme, are stationary devices found only in clinics and other health care facilities that need to be administered to patients by health care professionals. We are aware of three companies that market smaller ultrasound devices capable of certain self-administered use for the treatment of pain: Koalaty Products, Inc., Sun-Rain System Corp. and PhysioTEC. These devices generally function in the same manner, at the same frequency and with the same administration and safety requirements and limitations as traditional, larger ultrasound devices. We are also aware of one product, which has recently received U.S. Food and Drug Administration approval and also has CE Mark approval, marketed by ZetrOZ, Inc., that we understand may eliminate certain of these requirements and limitations, namely the requirement to be plugged in, the need for movement around the treated area and the relatively short safe treatment period. However, we understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that under the transducer, that the use of transmission gel is still required and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the U.S. Food and Drug Administration has prohibited the manufacturer from labeling or promoting this product for use directly over bone that is near the skin surface. In addition, there are other patch-based methods of pain treatment, such as TENS therapy. TENS therapy is generally not supported by widespread clinical evidence of its efficacy. In addition, TENS therapy may be painful and irritating for the patient due to the muscle contractions resulting from the electrical pulses. PainShield combines the efficacy of ultrasound treatment for pain with the ease of use and portability of a patch-based system. PainShield also may be self-administered by the patient, including while the patient is sleeping. However, if we are unable to obtain widespread insurance coverage and reimbursement for PainShield, its acceptance as a pain management treatment would likely be hindered, as patients may be reluctant to pay for the product out-of-pocket.

Regulatory Strategy

PainShield received 510(k) clearance from the U.S. Food and Drug Administration in August 2008 for treatment of selected medical conditions such as relief of pain, muscle spasms and joint contraction. PainShield received CE Mark approval in July 2008 and was also approved for sale by the Israeli Ministry of Health in 2010. We have a Canadian medical device license for PainShield and we are able to sell PainShield in India and Ecuador based on our CE Mark.

In the U.S., PainShield falls under the diathermy classification for the treatment of pain for initial reimbursement purposes. The permitted reimbursement codes can be used in the outpatient supervised medical setting. We intend to coordinate with the Centers for Medicare and Medicaid Services and private insurers so that reimbursement can be extended to cover the administration of PainShield outside of health care facilities and clinics. In addition, we intend to conduct clinical trials in order to effectively market PainShield for a larger range of indications.

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain and other clinical problems, such as tendonitis, sports injuries, pelvic pain and neurologic pain and we have sold approximately 1,500 units and 8,000 treatment patches since its introduction. We have entered into distribution agreements in North America, Europe, Asia and the Middle East for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and South America. In addition, we sell PainShield directly to patients through our website. We are currently ramping up our marketing efforts in North America. We anticipate that these efforts will include recruiting additional sales personnel and representatives, making in-office calls to physicians and attending trade shows and conferences.

Clinical Trials

To date, we have conducted the clinical trials set forth below:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
A sound solution for Trigerminal Neuralgia Physician initiated	Dr. Ch. Adahan Shiba medical Center	2009 15 patients	• Reduction in pain • Reduction in disability • Improvement of function and quality of life • Accelerating of healing	73% of the subjects experienced complete or near complete relief.

Randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigerminal neuralgia pain For Ph.D., Funded by Israeli Ministry of Health	Dr. M. Zwecker Chaim Sheba Medical Center, Tel Hashomer, Israel	2012-2012 19 patients	• Reduction in pain • Reduction in disability • Improvement of function and quality of life • Accelerating of healing	In conclusion this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigerminal neuralgia disease.

Treating Rutgers university athletic injuries with bandaid sized ultrasound unit PainShield	R. Monaco, G. Sherman, Rutgers University Athletic, Rutgers, New Jersey	2011 40 patients

• To assess the pain, functional capacity and discomfort of the subject

• To assess the subject’s quality of life

• To assess the injury status

• To assess the efficacy of the treatment

• To assess compliance factors

Preliminary results:

Active group:

70% had improvement, 30% no change

Sham group:

70% no change, 30% had improvement

This is a really good indication of the effectiveness of the device.

Lack of funding for statistical analysis has stopped this trial prior to fulfillment.

Reduction of chronic abdominal and pelvic pain, urological and GI symptoms using wearable device delivering low frequency ultrasound	D. Wiseman, Synechion Institute for Pelvic Pain	2011 19 patients	• To assess the efficacy of PainShield for pelvic and related pain	Improvement in pain related symptoms noted for all symptoms.

If we are able to obtain sufficient funding, we anticipate conducting the following clinical trials:

Trial	Place	Start Date/Timing	Objectives
PainShield for Trigeminal Neuralgia 80 patient trial	To be determined	To be determined	Safety and Efficacy of PainShield in Trigeminal Neuralgia

PainShield for Pelvic Pain 200 patient trial	To be determined	To be determined	Safety and Efficacy of PainShield in Chronic Pelvic Pain

UroShield

UroShield is intended to prevent biofilm, increase antibiotic efficacy in the catheter lumen and decrease pain and discomfort associated with urinary catheter use. It is designed to be used with any type of indwelling urinary catheter regardless of the material or coating. We believe UroShield is the first medical device on the market that attempts to simultaneously address all of the aforementioned catheter-related issues. UroShield is similar in design to WoundShield and PainShield, in that it uses a driver unit that produces low frequency, low intensity ultrasound. The driver unit connects to a disposable transducer that is clipped onto the external portion of the catheter to deliver ultrasound therapy to all catheter surfaces as well as the tissue surrounding the catheter.

Picture of UroShield with actuator

The UroShield system has the following advantageous effects:

•	Prevention or Reduction of Biofilm. The low frequency ultrasound generated by UroShield has been shown to decrease adherence of bacteria to catheter surfaces, thereby reducing biofilm. Biofilm is the complex matrix required for bacteria to grow and cause infection. See the discussion of our Heidelberg 1 trial below.

•	Decreased Catheter Associated Pain and Discomfort. We believe that UroShield creates an acoustic envelope on the surfaces of the catheter, which decreases friction and tissue trauma, pain and discomfort caused by the catheter. In addition, the tissue in contact with the catheter remains healthier and less traumatized as a result of the application of low frequency and low intensity ultrasound (Tenke P, “The effectiveness of acoustic energy induced by UroShield in the prevention of bacteriuria and the reduction of patients’ complaints related to long-term indwelling urinary catheters,” 26th Annual Congress of the European Association of Urology (EAU) Congress, Vienna, March 2011; we supplied devices for this study and paid for electron microscopy analysis, but had no further involvement with it).

•	Acoustically Augmented Antibiotic Therapy. Antibiotic resistance in biofilm bacteria is a well-known phenomenon. Although it has been known that ultrasound can increase antibiotic efficacy in in-vitro models, we do not believe that there has been a practical ultrasound-based medical device that was able to augment antibiotic efficacy in the clinical setting. UroShield technology has been shown to eradicate biofilm-residing bacteria by greater than 85% when applied simultaneously with an antibiotic in three clinically relevant species, escherichia coli, staphylococcus epidermidis and pseudomonas aeruginosa (Banin E, et al., “Surface acoustic waves increase the susceptibility of Pseudomonas aeruginosa biofilms to antibiotic treatment,” Biofouling, August 2011; we supplied devices for this study, but had no further involvement with it).

•	Preservation of the Patency of Catheters. We believe that low frequency ultrasound applied to catheters will add an anti-clogging effect and will preserve patency of catheters. This effect is achieved by ultrasound waves creating an acoustic layer on the inner lumen of the urinary catheter, thereby preventing adherence of biological material and bilofilm formation. We believe that this anti-clogging benefit will help prevent local infection and sepsis secondary to catheter obstruction.

UroShield has undergone a number of clinical trials. The Heidelberg 1 trial, which we sponsored, was a 22 patient randomized, double blind, sham-controlled, independent trial that tested UroShield’s safety and ability to prevent biofilm in patients with an indwelling Foley catheter. The trial demonstrated that UroShield prevented biofilm in all patients with the active device as compared to biofilm being found in seven of eleven of the control patients. In addition, there was a marked decrease in pain, discomfort and spasm in the active UroShield patients, as evidenced by a statistically significant decrease in the requirement for the medications required to treat urinary catheter associated pain and discomfort (Ikinger U, “Biofilm Prevention by Surface Acoustic Nanowaves: A New Approach to Urinary Tract Infections?,” 25th World Congress of Endourology and SWL, Cancun, Mexico, October 2007).

In a subsequent physician-sponsored trial known as Heidelberg 2, 40 patients who underwent radical prostatectomies were divided into two groups, with the active group receiving one intra-operative dose of antibiotics and UroShield and the control group receiving one intra-operative dose of antibiotics and then five subsequent doses over three days. At the end of the trial, the control group had four cases of bacteruria, as compared to one in the active group. In a third trial, a physician-sponsored open label trial, ten patients who received emergency placement of a urinary catheter due to acute obstruction were given a UroShield device and followed with regard to their pain, discomfort, spasm and overall well-being. Within 24 hours, all patients showed improvement and increased toleration of the catheter (Zillich S., Ikinger U, “Biofilmprävention durch akustische Nanowellen: Ein neuer Aspekt bei katheterassoziierten Harnwegsinfektionen?,” Gesellschaft für Urologie, Heilbronn, Germany, May 2008). We supplied devices for this trial, but had no further involvement with it.

CathBot

The CathBot device has the same configuration and hardware as UroShield, except that the vibration frequency is in herz rather than kilohertz.

Urinary catheter usage is associated with pain and discomfort caused by the friction between the catheter surface and the urethral tissue. CathBot provides a non-pharmacological approach to resolve pain and discomfort in patients requiring the use of urinary catheter and we believe it will improve these patients’ quality of life.

CathBot is intended to be applied as a clip-on accessory on the external region of the urinary Foley catheter. By providing micro vibrations along the catheter surface, we believe it creates an acoustic lubrication effect that reduces contact (and adhesion) between the urethra and catheter, reducing friction and related tissue abrasion, trauma, pain and discomfort. Generally, this friction is treated by applying lubricating gels and low friction catheter coatings. These methods are effective for a short term during the catheter insertion as the lubricating gel is quickly absorbed into the surrounding tissue and loses its effect and the catheter coatings lose their lubricity within a few days, as the coating is covered by a thin film of mucous.

Market for UroShield and CathBot

According to State of the Globe: Catheterizations Continue to Cultivate Urinary Infections – Journal of Global Infectious Diseases May-Aug 2010 , over 55 million indwelling urinary catheters are consumed annually worldwide. In addition, as of October 1, 2008, Medicare stopped authorizing its payment to hospitals in which patients have developed a catheter-associated urinary tract infection that was not present on admission. This provides hospitals in the U.S. with a substantial financial incentive to reduce the occurrence of such infections through the use of products such as UroShield, which help prevent infections hospitals would otherwise have to treat without reimbursement. In addition, it has been noted that the Centers for Medicare & Medicaid Services may fine hospitals in the future when their patients develop catheter acquired urinary tract infection, which will likely increase the incentive of hospitals to invest in technologies that may prevent this complication (Brown J, et al. “Never Events: Not Every Hospital-Acquired Infection Is Preventable, Clinical Infectious Diseases, 2009, 49 (5)).

Competition for UroShield and CathBot

Several types of products have been introduced to address the growing problem of catheter-acquired infection and biofilm formation on catheter surfaces. Manufacturers offer antibiotic-coated and antiseptic-impregnated catheters. In addition, manufacturers have produced silver-coated catheters, which have been shown in small studies to delay bacteruria for about two to four days. However, larger studies did not corroborate this result; on the contrary, silver hydrogel was associated with overgrowth of gram positive bacteria in the urine (Riley DK, Classen DC, “A large randomized clinical trial of a silver-impregnated urinary catheter: lack of efficacy and staphylococcal superinfection,” Am. J. Med. 1995 April; 98(4):349-56).

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications. UroShield may be unable to achieve its anticipated catheter market share due to a number of factors, including, but not limited to, an inability to obtain approval of the U.S. Food and Drug Administration and failure to be adopted by health care practitioners and facilities because of its status as a new product in the market, without an established niche.

CathBot provide a non-pharmacological approach to resolve pain and discomfort in patients requiring the use of urinary catheter. We are not aware of any other similar medical device intended to help relieve suffering and improve these patients’ quality of life. Lubricating gels and low friction catheter coatings are currently used, however, these methods are effective for only a short term during the catheter insertion as the lubricating gel is quickly absorbed into the surrounding tissue and loses its effect and the catheter coatings lose their lubricity within a few days, as the coating is covered by a thin film of mucous. Furthermore, CathBot is not intended to replace these products, but rather we expect it would be used along with them.

Regulatory Strategy

UroShield received CE Mark approval in September 2007 and was also approved for sale by the Israeli Ministry of Health in 2008. We are able to sell UroShield in India and Ecuador based on our CE Mark.

In the European Union, UroShield has been marketed for the prevention of biofilm, decreased pain and discomfort associated with urinary catheters and increased antibiotic efficacy. In the U.S., we intend to seek clearance from the U.S. Food and Drug Administration through the de novo classification process for UroShield. We submitted our application for 510(k) approval on January 3, 2011. On March 11, 2011, we received a response from the U.S. Food and Drug Administration proposing that the approval go through the de novo route, which will require clinical trials with proposed study protocols to be pre-cleared by the U.S. Food and Drug Administration. We are currently seeking a strategic partner that is active in the urology market to help fund the clinical trials for UroShield to support our U.S. Food and Drug Administration application. We have not made any further submissions to the U.S. Food and Drug Administration related to UroShield.

CathBot is a Class I device that does not require a premarket notification application or U.S. Food and Drug Administration clearance before it can be marketed in the U.S. We have listed it with the U.S. Food and Drug Administration.

Sales and Marketing

We are currently seeking a strategic partner that is active in the urology market and would be interested in integrating UroShield and CathBot into its range of products. We have sold limited numbers of our UroShield products through our website and our distributor in Italy.

Clinical Trials

To date, we have conducted the clinical trials set forth below:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
To assess the safety of the UroShield Double Blind, Comparative, Randomized Study for the Safety Evaluation of the UroShield System (HD1)	Dr. U. Ikinger, Salem Academic Hospital, University of Heidelberg, Germany	2005-2006 40 patients

To demonstrate that the use of the UroShield is safe and that the device is well tolerated by the patients and user friendly to the medical staff.

Efficacy objectives were to demonstrate that the UroShield helps in prevention of biofilm formation in comparison with the urinary catheter alone, as well as bacteriuria.

UroShield was both safe and well tolerated.

UroShield proved markedly efficacious in prevention of biofilm. Subjects required significantly less medications than the control group for catheter related pain and discomfort.

Double Blind, Comparative, Randomized Study for the Safety Evaluation of the UroShield System (HD2) Physician initiated	Dr. U. Ikinger, Salem Academic Hospital, University of Heidelberg, Germany	2007 40 patients	To demonstrate that the use of the UroShield is safe and helps in prevention of biofilm formation and UTI in comparison with the urinary catheter alone, as well as decrease antibiotic use.	In this trial, only 1/20 patients in UroShield device (no antibiotics) group developed urinary tract infection compared to 4/20 patients within control group treated with the antibiotic prophylaxis alone.

The Effect of UroShield on Pain and Discomfort in Patients Released from the Emergency Room with Urinary Catheter Due to Urine Incontinence Physician initiated	Shaare Zedek Medical Center Jerusalem, Israel.	2007 10 patients	The study aimed to assess the effectiveness of the UroShield in reducing pain and discomfort levels and improve the well-being of the subjects. Efficacy objectives included reduction of pain, spasm, burning and itching sensation levels of the subjects.	The results demonstrated a reduction in pain, itching, burning and spasm levels. Additionally, the well-being of the subjects showed a significant increase.

The Use of the UroShield Device in Patients with Indwelling Urinary Catheters Open labeled, comparative, randomized study	Dr. Shenfeld Shaare Zedek Medical Center Jerusalem, Israel.	2007-2009 40 patients

Patient complaints related to catheter regarding pain according to VAS scale and discomfort according to 0-10 scale

Presence of Clinically Significant UTI

Presence of Bacteriuria

Presence of Biofilm

Use of medication

UroShield device was effective in reducing postoperative catheter related pain discomfort and bladder spasms. There was also a notable trend towards reduction of bacteriuria.

Evaluation of the UroShield in urinary and nephrostomies to reduce bacteruria Physician initiated	Prof. P.Tenke, Hungary	2010-2011 26 patients	• Pain, disability and QOL • Catheter patency • Bacteriuria / UTI • Hospitalization period • Analgesics and Antibiotics intake	Showed reduction in pain and significant decrease in bacteriuria rate.

If we are able to locate a strategic partner or otherwise obtain sufficient funding, we anticipate conducting the following clinical trial:

Trial	Place	Start Date/Timing	Objectives
UroShield FDA trial 80 patient trial	To be determined	To be determined	Safety and efficacy of UroShield in urinary catheter related pain and infection

Third Party Reimbursement

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans. These third party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been approved or cleared by the U.S. Food and Drug Administration for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third party payers.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third party payers, that an adequate level of reimbursement will be available or that the third party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

In the U.S., some insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs are paying their providers on a per capita basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month, and consequently, may limit the willingness of these providers to use products, including ours.

One of the components in the reimbursement decision by most private insurers and governmental payers, including the Centers for Medicare & Medicaid Services, which administers Medicare, is the assignment of a billing code. Billing codes are used to identify the procedures performed when providers submit claims to third party payers for reimbursement for medical services. They also generally form the basis for payment amounts. We anticipate that our distributors will be responsible for the process for obtaining billing codes for our products.

The initial phase of establishing a professional billing code for a medical service typically includes applying for a Current Procedural Terminology, or CPT, Category III code. This is a tracking code without relative value assigned that allows third party payers to identify and monitor the service as well as establish value if deemed medically necessary. The process includes CPT application submission, clinical discussion with Medical Professional Society CPT advisors as well as American Medical Association CPT Editorial Panel review. A new CPT Category III code will be assigned if the American Medical Association CPT Editorial Panel committee deems it meets the applicable criteria and is appropriate.

The secondary phase in the CPT billing code process includes the establishment of a permanent CPT Category I code in which relative value is analyzed and established by the American Medical Association. The approval of this code is based on, among other criteria, widespread usage and established clinical efficacy of the medical service.

We believe that the overall escalating costs of medical products and services has led to, and will continue to lead to, increased pressures on the healthcare industry to reduce the costs of products and services. In addition, recent healthcare reform measures, as well as legislative and regulatory initiatives at the federal and state levels, create significant additional uncertainties. There can be no assurance that third party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or reimbursement policies of third party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third party payer coverage or reimbursement would have a material adverse effect on our business, operating results and financial condition.

The Diagnosis Related Group System, or DRG, is the system of reimbursement that is used in the United States for hospitalized patients as well as patients who are cared for in skilled nursing facilities and long term care facilities. These facilities are not subject to the same reimbursement codes as described above. In the DRG system, each patient admitted to the hospital or facility is assigned a code based on his or her diagnosis. That code is known to be associated with an average hospital stay and the health care facility is reimbursed for the amount of days as defined by the DRG code, regardless of how many days the patient is in the facility. This system gives a strong incentive for these health care facilities to deliver efficient care and to complete the needed treatment as quickly as possible. For example, if the patient has a wound that requires healing before discharge and they succeed in treating the wound in less hospital days than allowed by the DRG code for this diagnosis, the facility will be rewarded by being paid more for more days than the patient was actually in the hospital for. Conversely, if the treatment takes longer, the facility would actually lose income, as they will be paid for the DRG code only. This system serves as a stimulus for these facilities to purchase and utilize devices and technologies that allow more efficient therapy.

PainShield. PainShield is presently reimbursed in the U.S. by many private insurers for use of the ultrasound device in a supervised medical setting and is reimbursed in units of 15 minutes up to an hour a day, 5 hours a week and 20 hours a month. If the device is efficacious in the treatment of the patient’s condition, the treatment period can be extended in some cases for months. Presently, when purchased by a clinic, PainShield is typically purchased by the clinic that then bills the existing reimbursement codes. PainShield is not reimbursed for therapy in the home setting. When we have sufficient funding, we intend to work to obtain reimbursement in the home setting as well as codes that would allow for reimbursement for use of the non-disposable and disposable components of the PainShield device. Our anticipated clinical trials for PainShield would support this effort.

WoundShield and WoundShield Micro Therapy. We believe that the initial usage of these products will be in the hospital setting. Reimbursement in the hospital setting is governed by the diagnosis-related group system, which does not require specific reimbursement codes. In parallel to introducing these devices to hospitals, we intend to apply for reimbursement codes for outpatient use. Although obtaining these codes can take two to five years and may require extensive clinical data, we believe that the desirable characteristics of these products may serve as an incentive to insurance companies to grant these codes more quickly.

UroShield and CathBot. We expect these products to be used in hospital settings and therefore reimbursed under the diagnosis-related group reimbursement system. In addition, we anticipate that these products will initially be purchased privately until a reimbursement code is obtained. However, we believe that if we can empirically demonstrate UroShield’s efficacy in preventing recurrent hospital admission in chronic Foley catheter patients and reducing overall per-patient cost, third party payers may accelerate the reimbursement approval process since the device could reduce their overall per-patient cost.

Research and Development Expenses

During the years ended December 31, 2014 and 2013, we spent approximately $431,000 and $620,000 on research and development activities, respectively.

Intellectual Property

Patents

We believe that our patent portfolio provides us with sufficient protection of our patentable intellectual property. We have six patents in the U.S. and three filed applications. Granted U.S. Patent No. 7,393,501 (having the following foreign counter-parts: China ZL03818327.7; Israel 165422; Japan 4504183; India 246351; Australia 2003231892; European Union 1511414 B), “Method, apparatus and system for treating biofilms associated with catheters” and granted U.S. Patent No. 7,829,029 (having the following foreign counter-parts: China ZL200780019732.3 and European Union 1998834), “Acoustic add-on device for biofilm prevention in urinary catheter,” both relate to the use of surface acoustic waves to prevent biofilm formation on indwelling catheters. These granted U.S. patents expire on December 19, 2023 and October 27, 2025, respectively. Granted U.S. Patent No. 7,892,191 (having the following foreign counter-parts: Russia 2419395 and Australia 2005331251), “Nanovibration coating process for medical devices using multi vibration modes of a thin piezo element” and allowed U.S Patent Application No. 11/710,616, “System and method for surface acoustic wave treatment of medical devices,” relate to methods of generating surface acoustic waves on medical device surfaces on both indwelling medical devices and implants to prevent biofilm formation. These U.S. patents expire on December 19, 2023 and February 26, 2027, respectively. U.S. Patent Application No. 11/710,615 (having the following foreign counter-parts: China ZL200780014875.5; applications in India, European Union, Canada and Israel), “System and method for surface acoustic waves treatment of skin,” relates to methods of using surface acoustic waves for treatment of skin for the purpose of wound-healing, reducing infection, pain reduction and cosmetic enhancements. U.S Patent Application No. 13/521,060, “Method for friction reduction in medical tubing and applications using this method,” relates to the use of acoustic lubrication (complex vibrations) to reduce friction between indwelling medical devices and vital tissue.

We also license three patents pursuant to a license agreement with Piezo-Top Ltd and PMG Medica Ltd., U.S. Patent No. 6,454,716 B1, “A system and method for detection of fetal heartbeat,” and U.S. Patent No. 6,964,640 B2, “A system and method for detection of motion,” which incorporate certain technology related to biofilm prevention for medical purposes, including biofilm prevention in indwelling catheters, biofilm prevention in dialysis and respiratory assist devices and control of bacteria in hospital and outpatient environments by biofilm prevention and the killing of bacteriato. These patents expire on May 23, 2020 and January 22, 2023, respectively. U.S. Patent No. 7,431,892 B2, “Apparatus for sterilizing a liquid with focused acoustic standing waves,” relates to our original work introducing multiple modes of power into an ultrasonic transducer for purpose of sterilizing liquids. This patent has been the genesis of the more practical patents described above. This patent expires on July 29, 2024. See “—License Agreements” below.

We believe the granted patents, patent applications and license agreement (described below) collectively cover our existing products to the extent necessary, and may be useful for protecting our future technology developments. We intend to continue patenting new technology as it is developed, and to actively pursue any infringement of any of our patents.

To date, we are not aware of other companies that have patent rights to a system and method for surface acoustic wave treatment.

Trademarks

We believe that our product brand names are an important factor in establishing and maintaining brand recognition. We have the following trademark registrations in the U.S.: NanoVibronix®, WoundShield®, PainShield®, UroShield® and “Curing though prevention”®. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

License Agreement

In October 2003, we entered into a license agreement with Piezo-Top Ltd and PMG Medica Ltd, pursuant to which we were granted an exclusive, worldwide license for the duration of the patent life of U.S. Patent No. 6,454,716 B1, U.S. Patent No. 6,964,640 B2 and U.S. Patent No. 7,431,892 B2 (see “—Patents” above). In exchange for the license, we paid Piezo-Top Ltd and PMG Medica Ltd payments of (i) $5,000 each after the first round of investment in us, (ii) $7,500 each after the second round of investment in us, and (iii) $25,000 each after either the third round of investment, the purchase of at least 40% of our stock or our initial public offering. We have made all three of the required payments under this agreement.

Government Regulation

U.S. Food and Drug Administration Regulation

Each of our products must be approved, cleared by or registered with the U.S. Food and Drug Administration before it is marketed in the U.S. Before and after approval or clearance in the U.S., our product candidates are subject to extensive regulation by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. The U.S. Food and Drug Administration regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products. PainShield has already obtained 510(k) marketing approval by the U.S. Food and Drug Administration. WoundShield Micro Therapy and CathBot are Class I devices and will not need a premarket notification application or U.S. Food and Drug Administration clearance before they can be marketed in the U.S. However, we have listed them with the U.S. Food and Drug Administration.

U.S. Food and Drug Administration Approval or Clearance of Medical Devices

In the U.S., medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the U.S. Food and Drug Administration determines are necessary to reasonably ensure their safety and efficacy:

•	Class I: general controls, such as labeling and adherence to quality system regulations;
•	Class II: special controls, pre-market notification (510(k)), specific controls such as performance standards, patient registries and post-market surveillance and additional controls such as labeling and adherence to quality system regulations; and
•	Class III: special controls and approval of a pre-market approval, or PMA, application.

WoundShield and PainShield are classified as Class II medical devices and require U.S. Food and Drug Administration authorization prior to marketing, by means of 510(k) clearance, except for our UroShield product, which we intend to seek clearance from the U.S. Food and Drug Administration through the de novo classification process, described below. WoundShield Micro Therapy and CathBot are classified as Class I medical devices, and do not require any additional authorization from the U.S. Food and Drug Administration. However, we have listed them with the U.S. Food and Drug Administration.

To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device, has the same intended use, and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the U.S. Food and Drug Administration issues a clearance letter finding substantial equivalence. The typical duration to receive 510(k) approval is approximately nine months from the date of the initial 510(k) submission, although there is no guaranty that the timing will not be longer.

In the past, the 510(k) pathway for product marketing required only the proof of significant equivalence in technology for a given indication with a previously cleared device. Currently, there has been a trend of the U.S. Food and Drug Administration requiring additional clinical work to prove efficacy in addition to technological equivalence. Thus, no matter which regulatory pathway we may take in the future towards marketing products in the U.S., we believe we will be required to provide clinical proof of device effectiveness.

After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require a PMA. If the U.S. Food and Drug Administration determines that the product does not qualify for 510(k) clearance, then a company must submit and the U.S. Food and Drug Administration must approve a PMA before marketing can begin.

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the U.S. Food and Drug Administration will inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the U.S. Food and Drug Administration determines the application or manufacturing facilities are not acceptable, the U.S. Food and Drug Administration may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the U.S. Food and Drug Administration ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, a U.S. Food and Drug Administration advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the U.S. Food and Drug Administration whether, or upon what conditions, the device should be approved. The U.S. Food and Drug Administration is not bound by the advisory panel decision. While the U.S. Food and Drug Administration often follows the panel’s recommendation, there have been instances where the U.S. Food and Drug Administration has not. If the U.S. Food and Drug Administration finds the information satisfactory, it will approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The typical duration to receive PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guaranty that the timing will not be longer.

As describe above, we anticipate that our UroShield product will receive, a de novo review from the U.S. Food and Drug Administration. De novo is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associated with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be not substantially equivalent to another approved device, the product is automatically classified as a Class III device. The manufacturer can then submit a request for an evaluation to have the product reclassified from Class III into Class I or Class II. The U.S. Food and Drug Administration will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If the U.S. Food and Drug Administration determines that the level of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and the U.S. Food and Drug Administration will issue a new classification regulation and product code. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices.

Clinical Trials of Medical Devices

One or more clinical trials are generally required to support a PMA application and more recently are becoming necessary to support a 510(k) submission. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with U.S. Food and Drug Administration requirements. If an investigational device could pose a significant risk to patients, the sponsor company must submit an investigational device exemption application to the U.S. Food and Drug Administration prior to initiation of the clinical study. An investigational device exemption application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The investigational device exemption will automatically become effective 30 days after receipt by the U.S. Food and Drug Administration unless the U.S. Food and Drug Administration notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board has approved the study.

During the study, the sponsor must comply with the U.S. Food and Drug Administration’s investigational device exemption requirements. These requirements include investigator selection, trial monitoring, adverse event reporting, and record keeping. The investigators must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of investigational devices, and comply with reporting and record keeping requirements. The sponsor, the U.S. Food and Drug Administration, or the institutional review board at each institution at which a clinical trial is being conducted may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable risk. During the approval or clearance process, the U.S. Food and Drug Administration typically inspects the records relating to the conduct of one or more investigational sites participating in the study supporting the application.

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	the U.S. Food and Drug Administration quality systems regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

•	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	the Medical Device Reporting regulation, which requires reporting to the U.S. Food and Drug Administration of certain adverse experiences associated with use of the product.

Good Manufacturing Practices Requirements

Manufacturers of medical devices are required to comply with the good manufacturing practices set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act. Current good manufacturing practices regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must meet current good manufacturing practices requirements to the satisfaction of the U.S. Food and Drug Administration pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by the U.S. Food and Drug Administration and other authorities to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the U.S. Food and Drug Administration and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

International Regulation

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for U.S. Food and Drug Administration clearance, and requirements for licensing a product in a foreign country may differ significantly from U.S. Food and Drug Administration requirements.

The primary regulatory environment in Europe is the European Union, which consists of 25 member states and 42 competent authorities encompassing most of the major countries in Europe. In the European Union, the European Medicines Agency and the European Union Commission determined that WoundShield, PainShield and UroShield are to be regulated as medical device products. These products are classified as Class II devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area. We are required to be recertified each year for CE by Intertek, which conducts an annual audit. The audit procedure, which includes on-site visits at our facility, requires us to provide Intertek with information and documentation concerning our management system and all applicable documents, policies, procedures, manuals, and other information.

The primary regulatory bodies and paths in Asia, Australia, Canada and Latin America are determined by the requisite country authority. In most cases, establishment registration and device licensing are applied for at the applicable Ministry of Health through a local intermediary. The requirements placed on the manufacturer are typically the same as those contained in ISO 9001 or ISO 13485, requirements for quality management systems published by the International Organization of Standardization. In some countries outside Europe, we are or will be able to sell on the basis of our CE Mark. We have a Canadian medical device license for PainShield, a certificate allowing us to sell PainShield, WoundShield and UroShield in Israel, a certificate allowing us to sell PainShield in Australia, and we are able to sell PainShield, WoundShield and UroShield in India and Ecuador based on our CE Mark. In addition, our distributor in Korea has applied for approval to sell PainShield and UroShield, and our distributor in Chile has applied for approval to sell PainShield. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

European Good Manufacturing Practices

In the European Union, the manufacture of medical devices is subject to good manufacturing practice, as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with good manufacturing practice is generally assessed by the competent regulatory authorities. Typically, quality system evaluation is performed by a notified body, which also recommends to the relevant competent authority for the European Community CE Marking of a device. The competent authority may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each product, in many cases each device manufacturing facility must be audited on a periodic basis by the notified body. Further inspections may occur over the life of the product.

U.S. Anti-Kickback and False Claims Laws

In the U.S., there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal healthcare programs. These laws are potentially applicable to manufacturers of products regulated by the U.S. Food and Drug Administration as medical devices, such as us, and hospitals, physicians and other potential purchasers of such products. Other provisions of federal and state laws provide civil and criminal penalties for presenting, or causing to be presented, to third-party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, certain states have implemented regulations requiring medical device and pharmaceutical companies to report all gifts and payments over $50 to medical practitioners. This requirement does not apply to instances involving clinical trials.

Customers

We initially sell our products both through our website and distribution agreements, though a majority of our sales are currently through distributors. We currently have exclusive distribution agreements for our products with medical product distributors based in the U.S. (for PainShield for abdominal and pelvic pain since 2012, Italy (since 2013), India (since 2012), United Kingdom (since 2010) and Israel (since 2012).

We are currently in discussions with a number of distribution companies in Europe, Asia, and Latin America. Current and future agreements with distributors stipulate that, while we are responsible for training, providing marketing guidance, marketing materials, and technical guidance, distributors will be responsible for carrying out local marketing activities and sales. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. Under current agreements, distributors purchase our products from us at a fixed price. Our current agreements with distributors are generally for a term of approximately two to three years and automatically renew for an additional annual terms unless modified by either party.

Manufacturing and Suppliers

We assemble our own products at our facilities in Nesher, Israel. All of the component parts of our products are readily available from a number of manufacturers and suppliers. We order component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers are APC International, Ltd., Rotel Product Engineering Ltd. and Amit Industries L.T.D (AmiCell). We do not have written agreements with any of these suppliers, but we believe any one could be easily replaced if necessary.

Employees

As of March 25, 2015, we had seven full-time employees and four part-time employees. Our employees are not party to any collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

ITEM 1A.  RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and the related notes, before purchasing our securities. If any of the following risks actually occur, they may materially harm our business and our financial condition and results of operations. In any such event, the market price of our securities could decline and you could lose all or part of your investment.

Risks Related to our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

For the fiscal year ended December 31, 2014, we had a net loss of $2,647,000, with revenues of $203,000. As of December 31, 2014, we had an accumulated deficit of $16,850,000 and a total stockholders’ deficit of $5,616,000. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for WoundShield and seek market acceptance of PainShield, which will require costly clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve sustained profitability or be able to maintain profitability.

If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds of the sale of our securities, with only limited revenue being generated from our product sales. We will seek to obtain additional funds in the future through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations through the imposition of restrictive covenants and requiring us to pledge assets in order to secure repayment. In addition, if we raise funds through the sale of equity, we may issue equity securities with rights superior to our common stock, including voting rights, rights to proceeds upon our liquidation or sale, rights to dividends and rights to appoint board members. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

A variety of factors could impact the timing and amount of any required financings, including, without limitation:

•	unforeseen developments during our clinical trials;
•	delays in our receipt of required regulatory approvals;
•	delayed market acceptance of our products;
•	unanticipated expenditures in our acquisition and defense of intellectual property rights, and/or the loss of those rights;
•	the failure to develop strategic alliances for the marketing of some of our product candidates;
•	unforeseen changes in healthcare reimbursement for any of our approved products;
•	lack of financial resources to adequately support our operations;
•	difficulties in maintaining commercial scale manufacturing capacity and capability;
•	unanticipated difficulties in operating in international markets;
•	unanticipated financial resources needed to respond to technological changes and increased competition;
•	unforeseen problems in attracting and retaining qualified personnel;
•	enactment of new legislation or administrative regulations;
•	the application to our business of new regulatory interpretations;
•	claims that might be brought in excess of our insurance coverage;
•	the failure to comply with regulatory guidelines; and
•	the uncertainty in industry demand.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product line through acquisitions or joint ventures. Any acquisition or joint venture would likely increase our capital requirements.

If we fail to obtain an adequate level of reimbursement for our approved products by third party payers, there may be no commercially viable markets for our approved products or the markets may be much smaller than expected.

The availability and levels of reimbursement by governmental and other third party payers affect the market for our approved products. The efficacy, safety, performance and cost-effectiveness of our product and product candidates, and of any competing products, will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies. We may not obtain reimbursement or pricing approvals in markets we seek to enter in a timely manner, if at all. Our failure to receive reimbursement or pricing approvals in target markets would negatively impact market acceptance of our products in these jurisdictions, placing us at a material cost disadvantage to our competitors.

Even if we obtain reimbursement approvals for our products, we believe that, in the future, reimbursement for any of our products or product candidates may be subject to increased restrictions both in the U.S. and in international markets. Future legislation, regulation or policies of third party payers that limit reimbursement may adversely affect the demand for our products currently under development and our ability to sell our products on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services.

In the U.S., specifically, health care providers, such as hospitals and clinics, and individual patients, generally rely on third-party payers. Third-party reimbursement is dependent upon decisions by the Centers for Medicare and Medicaid Services, contracted Medicare carriers or intermediaries, individual managed care organizations, private insurers, foreign governmental health programs and other payers of health care costs. Failure to receive or maintain favorable coding, coverage and reimbursement determinations for our products by these organizations could discourage medical practitioners from using or prescribing our products due to their costs. In addition, with recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform including the reform of the Medicare and Medicaid entitlement programs, and on the cost of medical products and services, which could limit reimbursement. Additionally, third-party payers are increasingly challenging the prices charged for medical products and services. We may be unable to sell our products on a profitable basis if third-party payers deny coverage, provide low reimbursement rates or reduce their current levels of reimbursement.

The medical device and therapeutic product industries are highly competitive and subject to rapid technological change. If our competitors are better able to develop and market products that are safer and more effective than any products we may develop, our commercial opportunities will be reduced or eliminated.

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device companies, such as Misonix Inc., Celleration Inc., Kinetic Concepts, Inc. and Smith & Nephew plc, manufacturers of certain portable ultrasound devices capable of self-administered use, as well as from academic institutions, government agencies, and private and public research institutions in the U.S. and abroad. Most, if not all, of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, marketing approved products, protecting and defending their intellectual property rights and designing around the intellectual property rights of others. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements, or mergers with, or acquisitions by, large and established companies, or through the development of novel products and technologies.

The industry in which we operate has undergone, and we expect it to continue to undergo, rapid and significant technological change, and we expect competition to intensify as technological advances are made. Our competitors may be able to respond to changes in technology or the marketplace faster than us. Our competitors may develop and commercialize medical devices that are safer or more effective or are less expensive than any products that we may develop. We also compete with our competitors in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies complementary to our programs or advantageous to our business. Given our small size and lack of resources, we are often at a disadvantage with our competitors in all of these areas, which could limit or eliminate our commercial opportunities.

We face the risk of product liability claims and may not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that are inherent in the development of medical devices and products. If the use of one or more of our products harms people, we may be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. We currently carry clinical trial and product liability insurance for the products we sell. However, we cannot predict all of the possible harms or side effects that may result and, therefore, the amount of insurance coverage we hold may not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include the sale of additional commercial products as we obtain marketing approval for our product candidates in development and as our sales expand, but we may be unable to obtain commercially reasonable product liability insurance for such products. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims and we continue to make sales, or if our coverages turns out to be insufficient, we may be exposed to significant liabilities, which may materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products and do not have sufficient insurance coverage, our liability could exceed our total assets and our ability to pay the liability. A product liability claim or series of claims brought against us would decrease our cash and could reduce our value or marketability.

Our product candidates may not be developed or commercialized successfully.

Our product candidates are based on a technology that has not been used previously in the manner we propose and must compete with more established treatments currently accepted as the standards of care. Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use.

We are subject to the risks that:

•	the U.S. Food and Drug Administration or a foreign regulatory authority finds our product candidates ineffective or unsafe;
•	we do not receive necessary regulatory approvals;
•	the regulatory review and approval process may take much longer than anticipated, requiring additional time, effort and expense to respond to regulatory comments and/or directives;

•	we are unable to get our product candidates in commercial quantities at reasonable costs; and
•	the patient and physician community does not accept our product candidates.

In addition, our product development program may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

•	adverse or ambiguous results;
•	undesirable side effects that delay or extend the trials;
•	the inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials; and
•	regulatory delays or other regulatory actions.

Additionally, we currently have limited experience in marketing or selling our products, and we have a limited marketing and sales staff and distribution capabilities. Developing a marketing and sales force is time-consuming and will involve the investment of significant amounts of financial and management resources, and could delay the launch of new products or expansion of existing product sales. In addition, we compete with many companies that currently have extensive and well-funded marketing and sales operations. If we fail to establish successful marketing and sales capabilities or fail to enter into successful marketing arrangements with third parties, our ability to generate revenues will suffer.

Furthermore, even if we enter into marketing and distributing arrangements with third parties, we may have limited or no control over the sales, marketing and distribution activities of these third parties, and these third parties may not be successful or effective in selling and marketing our products. If we fail to create successful and effective marketing and distribution channels, our ability to generate revenue and achieve our anticipated growth could be adversely affected. If these distributors experience financial or other difficulties, sales of our products could be reduced, and our business, financial condition and results of operations could be harmed.

We cannot predict whether we will successfully develop and commercialize our product candidates. If we fail to do so, we will not be able to generate substantial revenues, if any.

The loss of our key management would likely hinder our ability to execute our business plan.

As a small company with seven full-time employees and four part-time employees, our success depends on the continuing contributions of our management team and qualified personnel and on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We are also at a disadvantage in recruiting and retaining key personnel as our small size and limited resources may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

Our failure to protect our intellectual property rights could diminish the value of our solutions, weaken our competitive position and reduce our revenue.

We regard the protection of our intellectual property, which includes patents and patent applications, trade secrets, trademarks and domain names, as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees, consultants and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We have obtained patents and we have patent applications pending in both the U.S. and foreign jurisdictions. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have also obtained trademark registration in the U.S. and in foreign jurisdictions. Effective trade secret, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, our competitors may independently develop technologies that are similar to ours but which avoid the scope of our intellectual property rights. Further, the laws in the U.S. and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our products. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not the litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

We could incur substantial costs and disruption to our business as a result of any claim of infringement of another party’s intellectual property rights, which could harm our business and operating results.

In recent years, there has been significant litigation in the U.S. over patents and other intellectual property rights. From time to time, we may face allegations that we or customers who use our products have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including allegations made by our competitors or by non-practicing entities. We cannot predict whether assertions of third party intellectual property rights or claims arising from these assertions will substantially harm our business and operating results. If we are forced to defend any infringement claims, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. Most of our competitors have substantially greater resources than we do and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than we could. Furthermore, an adverse outcome of a dispute may require us, among other things: to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have willfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to redesign our products; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, operating results, financial condition and reputation.

We could be subject to litigation related to our terminated license agreement for NanoVibronix NPWT.

We licensed the technology that was the basis of our negative wound pressure pump, NanoVibronix NPWT. Under the license agreement, we had the exclusive license to manufacture, market, sell, lease and distribute the technology within the U.S. until June 29, 2014, after which date, the license agreement terminated and we ceased selling this product. Following such termination, the licensor sent us a letter requesting a payment of approximately $75,000 under the license agreement. We responded disputing that any further payment is due. Although we do not believe we owe any further payment, there can be no guarantee that the licensor will not take further actions in this matter, including initiating litigation against us, nor any guaranty as to the ultimate outcome of such actions. Even if this matter does not result in litigation or is resolved in our favor, the time and resources necessary to resolve this dispute could harm our business, operating results, financial condition and reputation.

Risks Related to the Regulation of Our Products

We are subject to extensive governmental regulation, including the requirement of U.S. Food and Drug Administration approval or clearance, before our product candidates may be marketed.

The process of obtaining U.S. Food and Drug Administration approval is lengthy, expensive and uncertain, and we cannot be sure that our product candidates will be approved in a timely fashion, or at all. If the U.S. Food and Drug Administration does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition would likely be adversely affected.

Both before and after approval or clearance of our product candidates, we, our product candidates, our suppliers and our contract manufacturers are subject to extensive regulation by governmental authorities in the U.S. and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

•	warning letters;
•	fines and other monetary penalties;
•	unanticipated expenditures;
•	delays in U.S. Food and Drug Administration approval and clearance, or U.S. Food and Drug Administration refusal to approve or clear a product candidate;
•	product recall or seizure;
•	interruption of manufacturing or clinical trials;
•	operating restrictions;
•	injunctions; and
•	criminal prosecutions.

In addition to the approval and clearance requirements, numerous other regulatory requirements apply, both before and after approval or clearance, to us, our products and product candidates, and our suppliers and contract manufacturers. These include requirements related to the following:

•	testing;
•	manufacturing;
•	quality control;
•	labeling;
•	advertising;
•	promotion;
•	distribution;
•	export;
•	reporting to the U.S. Food and Drug Administration certain adverse experiences associated with the use of the products; and
•	obtaining additional approvals or clearances for certain modifications to the products or their labeling or claims.

We are also subject to inspection by the U.S. Food and Drug Administration to determine our compliance with regulatory requirements, as are our suppliers and contract manufacturers, and we cannot be sure that the U.S. Food and Drug Administration will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct.

The U.S. Food and Drug Administration’s requirements may change and additional government regulations may be promulgated that could affect us, our product candidates, and our suppliers and contract manufacturers. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

International sales of our products and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the U.S. where we do not already possess regulatory approval will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging and labeling requirements, and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements, as well as reimbursement and healthcare payment systems. The approval by foreign government authorities is unpredictable and uncertain, and can be expensive. We may be required to perform additional pre-clinical, clinical or post-approval studies even if U.S. Food and Drug Administration approval has been obtained. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

We are uncertain regarding the success of our clinical trials for our products in development.

We believe that all of our products in development will require clinical trials to determine their safety and efficacy by regulatory bodies in their target markets, including the U.S. Food and Drug Administration and various foreign regulators. There can be no assurance that we will be able to successfully complete the U.S. and foreign regulatory approval processes for products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials will be deemed sufficient in size and scope to satisfy regulatory approval requirements, or, if completed, will ultimately demonstrate our products to be safe and efficacious.

The adoption of healthcare reform in the U.S. may adversely affect our business and financial results.

On March 23, 2010, President Obama signed into law major healthcare reform legislation under the Patient Protection and Affordable Care Act of 2010, or the PPACA, which was modified on March 30, 2010 by the enactment of the Health Care and Education Reconciliation Act of 2010. Under the PPACA, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans. The increased costs to the U.S. government from the PPACA are expected to be funded through a combination of payment reductions for providers over time and several new taxes. The PPACA imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S. beginning in 2013, resulting in an anticipated cost to the medical device industry of up to $20 billion over the next decade. We believe that we will be exempt from this excise tax with respect to PainShield under the exemption for devices of a “type which is generally purchased by the general public at retail for individual use.” We will also need to assess whether we are subject to it with respect to other products when they are approved for sale in the U.S. The PPACA also provides for the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances beginning in 2014. In addition, the PPACA authorizes certain voluntary demonstration projects beginning no later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post acute services for episodes of hospital care. The PPACA increases fraud and abuse penalties and expands the scope and reach of the Federal Civil False Claims Act and government enforcement tools, which may adversely impact healthcare companies.

The U.S. Supreme Court heard a constitutional challenge to the PPACA and in June 2012 held that the PPACA is constitutional. However, states are allowed to opt out of the expansion of eligibility criteria for Medicaid under the PPACA. In addition to the PPACA, the effect of which cannot presently be quantified given its recent enactment, various healthcare reform proposals have also emerged at the state level. We cannot predict whether future healthcare initiatives will be implemented at the federal or state level or the effect any future legislation or regulation will have on us. However, we anticipate that the PPACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and an additional downward pressure on the price that we receive for any approved product, and could adversely affect our business. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Insurers may also refuse to provide any coverage of uses of approved products for medical indications other than those for which the U.S. Food and Drug Administration has granted market approvals, all of which may adversely affect our business, financial condition and results of operations, possibly materially.

If we fail to comply with the U.S. federal Anti-Kickback Statute and similar state laws, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business and results of operations.

A provision of the Social Security Act, commonly referred to as the federal Anti-Kickback Statute, prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for, or recommending the ordering, purchasing or leasing of, items or services payable by Medicare, Medicaid or any other federal healthcare program. The federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by existing case law or regulations. In addition, most of the states have adopted laws similar to the federal Anti-Kickback Statute, and some of these laws are even broader than the federal Anti-Kickback Statute in that their prohibitions are not limited to items or services paid for by federal healthcare programs, but instead apply regardless of the source of payment. Violations of the federal Anti-Kickback Statute may result in substantial civil or criminal penalties and exclusion from participation in federal healthcare programs.

All of our financial relationships with healthcare providers and others who provide products or services to federal healthcare program beneficiaries are potentially governed by the federal Anti-Kickback Statute and similar state laws. We believe our operations are in compliance with the federal Anti-Kickback Statute and similar state laws. However, we cannot be certain that we will not be subject to investigations or litigation alleging violations of these laws, which could be time-consuming and costly to us and could divert management’s attention from operating our business, which in turn could have a material adverse effect on our business. In addition, if our arrangements were found to violate the federal Anti-Kickback Statute or similar state laws, the consequences of such violations would likely have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Organization and Our Securities

We are currently controlled by our executive officers, directors and principal stockholders, and our executive officers, directors and principal stockholders have significant influence regarding all matters submitted to our stockholders for approval.

As of March 25, 2015, our directors, executive officers and 5% or greater stockholders beneficially owned approximately 57% of our voting capital stock, assuming the conversion of all outstanding shares of our convertible preferred stock (other than our series C preferred stock) and all outstanding convertible indebtedness, including accrued interest, which will occur automatically upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015, and assuming a March 25, 2015 conversion date. As a result, if these stockholders were to choose to act together, they would be able to exercise significant influence with respect to all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.

There is currently no active market for our securities. Even if such a market develops and continues, the price of such securities nevertheless may be volatile. Market prices for securities of early-stage medical device companies have historically been particularly volatile. The factors that may cause the market price of our securities to fluctuate include, but are not limited to:

•	progress, or lack of progress, in developing and commercializing our products;
•	favorable or unfavorable decisions about our products or intellectual property from government regulators, insurance companies or other third-party payers;
•	our ability to recruit and retain qualified regulatory and research and development personnel;
•	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
•	changes in our relationship with key collaborators;
•	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
•	changes in key personnel;
•	depth of the trading market in our common stock;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the granting or exercise of employee stock options or other equity awards;
•	realization of any of the risks described under this section entitled “Item 1A. Risk Factors”; and
•	general market and economic conditions.

In addition, the equity markets have experienced significant price and volume fluctuations that have affected the market prices for the securities of newly public companies for a number of reasons, including reasons that may be unrelated to our business or operating performance. These broad market fluctuations may result in a material decline in the market price of our securities and you may not be able to sell your common stock at prices you deem acceptable. In the past, following periods of volatility in the equity markets, securities class action lawsuits have been instituted against public companies. Such litigation, if instituted against us, could result in substantial cost and the diversion of management attention.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Our stockholders and the holders of our options and warrants may sell substantial amounts of our common stock in the public market. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

In addition, the fact that our stockholders, option holders and warrant holders can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

An active trading market may not develop for our securities.

There is no established trading market for our securities, and the market for our securities may be highly volatile or may decline regardless of our operating performance. An active public market for our securities may not develop or be sustained. We cannot predict the extent to which investor interest in our company will lead to the development of an active trading market in our common stock or how liquid that market might become. If a market does not develop or is not sustained, it may be difficult for you to sell your securities at the time you wish to sell them, at a price that is attractive to you, or at all.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and The Nasdaq Stock Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage.

We are obligated to develop and maintain proper and effective internal controls over financial reporting. We may not complete our analysis of our internal controls over financial reporting in a timely manner, or these internal controls may have one or more material weaknesses, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that will need to be evaluated frequently. Section 404 of the Sarbanes-Oxley Act requires public companies to conduct an annual review and evaluation of their internal controls and attestations of the effectiveness of internal controls by independent auditors. We would be required to perform the annual review and evaluation of our internal controls no later than in connection with our second annual report on Form 10-K filing. However, we initially expect to qualify as a smaller reporting company and as an emerging growth company, and thus, we would be exempt from the auditors’ attestation requirement until such time as we no longer qualify as a smaller reporting company and an emerging growth company. We would no longer qualify as a smaller reporting company if the market value of our public float exceeded $75 million as of the last day of our second fiscal quarter in any fiscal year. We would no longer qualify as an emerging growth company at such time as described in the risk factor immediately below.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to evaluate and correct a material weakness in internal controls needed to comply with Section 404. The material weakness relates to our being a small company with a limited number of employees which limits our ability to assert the controls related to the segregation of duties. During the evaluation and testing process, if we identify one or more additional material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our common stock to decline.

While we currently qualify as an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, or the JOBS Act, we could lose that status, which may increase the costs and demands placed upon our management.

We will continue to be deemed an emerging growth company until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion (as indexed for inflation); (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in an offering registered under the Securities Act of 1933, as amended; (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iv) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also no longer qualify as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit the auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, as described above and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of this exemption. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will cease to be an emerging growth company at such time as described in the risk factor immediately above. Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile and could cause our stock price to decline.

Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.

Certain provisions of our amended and restated certificate of incorporation and bylaws that will be in effect upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015, could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

•	allow the authorized number of directors to be changed only by resolution of our board of directors;
•	authorize our board of directors to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;
•	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings; and
•	limit who may call a stockholder meeting.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law that may, unless certain criteria are met, prohibit large stockholders, in particular those owning 15% or more of the voting rights on our common stock, from merging or combining with us for a prescribed period of time.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our securities and their trading volume could decline.

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our securities and their trading volume to decline.

We may be subject to ongoing restrictions related to grants from the Israeli Office of the Chief Scientist.

Through our Israeli subsidiary, we received grants of $436,815 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the Office of the Chief Scientist, for research and development programs related to products that we are not currently commercializing or marketing. Because we are no longer developing the product to which the grants relate, we do not believe that we are subject to any material conditions with respect to the grants, except for the restrictions on our ability to make certain transfers of the technology or intellectual property related to these grants described below. We could in the future determine to apply for further grants. If we receive any such grants, we would have to comply with specified conditions, including paying royalties with respect to grants received. If we fail to comply with these conditions in the future, sanctions might be imposed on us, such as grants could be cancelled and we could be required to refund any payments previously received under these programs.

Pursuant to the Israeli Encouragement of Industrial Research and Development Law, any products developed with grants from the Office of the Chief Scientist are required to be manufactured in Israel and certain payments may be required in connection with the change of control of the grant recipient and the financing, mortgaging, production, exportation, licensing and transfer or sale of its technology and intellectual property to third parties, which will require the Office of the Chief Scientist’s prior consent and, in case such a third party is outside of Israel, extended royalties and/or other fees. This could have a material adverse effect on and significant cash flow consequences to us if, and when, any technologies, intellectual property or manufacturing rights are exported, transferred or licensed to third parties outside Israel. If the Office of the Chief Scientist does not wish to give its consent in any required situation or transaction, we would need to negotiate a resolution with the Office of the Chief Scientist. In any event, such a transaction, assuming it was approved by the Office of the Chief Scientist, would involve monetary payments, such as royalties or fees, of not less than the applicable funding received from the Office of the Chief Scientist plus interest, not to exceed, in aggregate, six times the applicable funding received from the Office of the Chief Scientist.

Because we do not expect to pay cash dividends for the foreseeable future, you must rely on appreciation of our common stock price for any return on your investment. Even if we change that policy, we may be restricted from paying dividends on our common stock.

We do not intend to pay cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our board of directors and will depend upon results of operations, financial performance, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Our ability to utilize our federal net operating loss, carryforwards and federal tax credit may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 and 383 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Risks Related to our Operations in Israel

We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and its region.

Our principal offices are located in Israel and most of our officers, employees and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. During the winter of 2012, Israel was engaged in an armed conflict with Hamas, a militia group and political party operating in the Gaza Strip. This conflict involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. Recent political uprisings and civil resistance demonstrations in various countries in the Middle East, including Egypt and Syria, are affecting the political stability of those countries. It is not clear how this instability, or the Arab Spring in general, will develop and how it will affect the political and security situation in the Middle East. This instability may lead to deterioration of the political relationships that exist between Israel and these countries, and have raised concerns regarding security in the region and the potential for armed conflict. In addition, it is widely believed that Iran, which has previously threatened to attack Israel, has been stepping up its efforts to achieve nuclear capability. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy generally and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary.

Our commercial insurance does not cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to an economic boycott. Several countries still restrict business and trade activity with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Our operations may be disrupted as a result of the obligation of management or personnel to perform military service.

Many of our male employees in Israel, including members of our senior management, perform up to one month, and in some cases more, of annual military reserve duty until they reach the age of 45 or older and, in the event of a military conflict, may be called to active duty. There have also been periods of significant call-ups of military reservists, and it is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees. Such disruption could materially adversely affect our business, financial condition and results of operations.

Because a certain portion of our expenses is incurred in currencies other than the U.S. dollar, our results of operations may be harmed by currency fluctuations and inflation.

Our reporting and functional currency is the U.S. dollar. Most of the royalty payments from our agreements with our development and/or commercialization partners are payable in U.S. dollars, and we expect our revenues from future licensing agreements to be denominated mainly in U.S. dollars or in Euros. We pay a substantial portion of our expenses in U.S. dollars; however, a portion of our expenses, related to salaries of the employees in Israel and payment to part of the service providers in Israel and other territories, are paid in New Israeli Shekels, or NIS, and in other currencies. In addition, a portion of our financial assets is held in NIS and in other currencies. As a result, we are exposed to the currency fluctuation risks. For example, if the NIS strengthens against the U.S. dollar, our reported expenses in U.S. dollars may be higher than anticipated. In addition, if the NIS weakens against the U.S. dollar, the U.S. dollar value of our financial assets held in NIS will decline.

It may be difficult for investors in the U.S. to enforce any judgments obtained against us or any of our directors or officers.

Almost all of our assets are located outside the U.S., although we do maintain a permanent place of business within the U.S. In addition, all of our officers and some of our directors are nationals and/or residents of countries other than the U.S., and all or a substantial portion of such persons’ assets are located outside the U.S. As a result, it may be difficult for investors to enforce within the U.S. any judgments obtained against us or any of our non-U.S. directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the U.S. or any state thereof. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the U.S. Israeli courts may refuse to hear a U.S. securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and an office in Melville, New York. Our lease for the facility in Nesher expires December 31, 2015, with an option to renew annually. The space is approximately 230 square meters. We pay approximately $2,880 per month under our lease. Our lease for the facility in Melville expires June 30, 2015, with an option to renew annually. The space is approximately 15 square meters. We pay $953 per month under our lease. We have also begun using a small office in Elmsford, New York as our principal executive office. The use of this space is included in a services agreement pursuant to which we pay $4,000 per month for, among other services, processing products for shipping, customer service, payment processing and maintenance of certain records. We believe that our facilities are adequate to meet our current and proposed needs.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation that arises through the normal course of business. As of the date of this filing, we are not a party to any material litigation nor are we aware of any such threatened or pending litigation.

There are no material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for our common stock.

As of March 25, 2015, we had 2,511,328 shares of common stock outstanding, held by approximately 140 holders of record, assuming the conversion of all outstanding shares of our convertible preferred stock (other than our series C preferred stock) and all outstanding convertible indebtedness, including accrued interest, into an aggregate of 2,131,081 shares of common stock and 1,057,726 shares of series C preferred stock, which will occur automatically upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015, and assuming a March 25, 2015 conversion date.

As of March 25, we had a total of 1,948,202 shares of our series C preferred stock outstanding, assuming the conversion of all outstanding convertible indebtedness, as described above. Each share of our series C preferred stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting series C preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

Recent Sales of Unregistered Securities

On October 13, 2014, we signed a twelfth amendment to our agreement with certain investors, as amended, pursuant to which we had issued convertible promissory notes. The notes are convertible to common stock and bear interest at 6% annually. The amendment was made in exchange for additional consideration of $100,000, so that the aggregate original principal amount was increased to $1,300,000. In addition on such date, we issued warrants to purchase up to an aggregate of 37,594 shares of common stock with an exercise price of $2.66 per share, subject to adjustments, and a five-year term. The securities issued in the above described transactions were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act of 1933, as amended. Each investor was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the transaction.

On November 19, 2014, we signed a thirteenth amendment to the agreement described above and issued convertible promissory notes in consideration for $100,000 with the same terms described above, so that the aggregate original principal amount was increased to $1,400,000. In addition on such date, we issued warrants to purchase up to an aggregate of 37,594 shares of common stock with an exercise price of $2.66 per share, subject to adjustments, and a five-year term. The securities issued in the above described transactions were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act of 1933, as amended. Each investor was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the transaction.

On December 11, 2014, we signed a fourteenth amendment to the agreement described above and issued convertible promissory notes in consideration for $100,000 with the same terms described above, so that the aggregate original principal amount was increased to $1,500,000. In addition on such date, we issued warrants to purchase up to an aggregate of 37,594 shares of common stock with an exercise price of $2.66 per share, subject to adjustments, and a five-year term. The securities issued in the above described transactions were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act of 1933, as amended. Each investor was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Form 10 -K. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10 -K.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

Recent Events

In January and February, 2015, we entered into securities purchase agreements with certain investors providing for the issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock. Pursuant to these agreements, we have issued an aggregate of 833,333 shares of series C preferred stock, 216,667 shares of common stock and warrants to purchase 420,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 420,000 shares of common stock at an exercise price of $6.00 per share, for aggregate consideration of $3,150,000.

On February 10, 2015, upon our receipt of these investment amounts aggregating more than $3 million, our series B-1 promissory notes converted by their terms into an aggregate of 560,594 shares of our series B-1 preferred stock and 123,057 shares of our series C preferred stock, and our series B-2 promissory notes converted by their terms into an aggregate of 1,174,042 shares of our series B-2 preferred stock and 333,959 shares of our series C preferred stock.

On February 5, 2013, we issued secured convertible promissory notes to certain investors. The convertible promissory notes were initially issued in the original aggregate principal amount of $100,000. On each of March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2014, April 1, 2014, May 15, 2014, June 16, 2014, August 7, 2014, September 7, 2014, October 13, 2014, November 19, 2014 and December 11, 2014, such principal amount was increased by $100,000, so that the total current principal amount outstanding is $1,500,000. The convertible promissory notes mature on April 30, 2015 or on an accelerated date if there is an event of default, upon which date the entire outstanding principal balance and any outstanding fees or interest will be due and payable in full. The convertible promissory notes bear interest at the rate of 6% per annum, which rate is increased to 10% upon and during the occurrence of an event of default. In addition, the convertible promissory notes are convertible either at the holders’ option or upon maturity into shares of our series C preferred stock at a current conversion price of $2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The holders of the convertible promissory notes have a security interest in all of our assets and those of our subsidiaries. To date, no principal or interest has been paid on these notes. See “Liquidity and Capital Resources—Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013—Convertible Promissory Notes” below for more information on the terms of these notes.

In connection with the issuance of the convertible promissory notes described above, on each of February 5, 2013, March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2014, April 1, 2014, May 15, 2014, June 16, 2014, August 7, 2014, September 7, 2014, October 13, 2014, November 19, 2014 and December 11, 2014, we issued warrants to purchase 37,594 shares of common stock (in aggregate warrants to purchase 563,910 shares), with an exercise price of $2.66 per share (subject to adjustment), to the participating investors.

Critical Accounting Policies

Use of estimates

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States (“U.S. GAAP”) requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As applicable to these consolidated financial statements, the most significant estimates and assumptions relate to estimation of fair value of stock based compensation and the estimation of the fair value of warrants.

Functional currency

The accompanying consolidated financial statements have been prepared in U.S. dollars.

We believe that the currency of the primary economic environment in which our operations are conducted is the U.S. dollar; thus the dollar is our functional currency. The majority of the proceeds from our financing activities are received in U.S. dollars. Although a portion of our subsidiary’s expenses are dominated in NIS (mostly salary and rent), a substantial portion of our expenses are denominated in U.S. dollars. In addition, most of our assets and liabilities are in U.S. dollars and we expect that most of our revenues will be generated in U.S. dollars.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies have been remeasured into U.S. dollars in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.”

All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non- U.S. dollar currencies are reflected in the consolidated statement of comprehensive loss in financial expenses, net, as appropriate.

Revenue recognition

We generate revenues from the sale of our products to end users. Revenues from those products are recognized in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition,” when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

Our agreements with our distributors do not contain any price protection guarantees, rights of return or other post-shipment obligations.

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation” (“ASC 718”). ASC 718 requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service period in our consolidated statement of comprehensive loss.

We recognize compensation expense for the value of our awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the invested portion of the surrendered option. Ultimately, the actual expenses recognized over the vesting period will only be for those shares that vest.

We selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for our stock option awards. This option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements. The expected option term represents the period that our stock options are expected to be outstanding. We currently use a simplified method to estimate the period that our stock options are expected to be outstanding, based on the terms of the awards. We will continue to use this method until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. We use an expected dividend rate of zero, as we have historically not paid dividends and have no foreseeable plans to pay dividends.

Because there has been no public market for our common stock, we have determined the fair value of the common stock underlying all of our options and warrants at the time of grant by considering a number of objective and subjective factors. We have obtained the assistance of an independent valuation firm and applied a market approach using recent third-party transactions in our equity. The fair value of the underlying shares of common stock will continue to be determined by our management until such time as the common stock is listed or quoted on an established stock exchange, national market system or other quotation system.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2014 and December 31, 2013, we provided a full valuation allowance.

We implement a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We believe that our tax positions are all highly certain of being upheld upon examination. Provision for tax expenses was recorded as of December 31, 2014 and 2013 to uncertain tax positions as required.

Convertible promissory notes

We account for our outstanding convertible promissory notes in accordance with ASC 470-20, “Debt with Conversion and Other Options” (“ASC 470-20”) and ASC 815 “Derivatives and Hedging” (“ASC 815”).

In accordance with ASC 470-20 we first allocate the proceeds to freestanding liability instrument (warrants) that are measured at fair value at each reporting date, based on their fair value. The remaining proceeds are allocated among all other freestanding instruments (embedded beneficial conversion feature and convertible debt) based on the relative fair values of the instruments at the time of issuance.

In addition, under the guidelines of ASC 470-20, we measure an embedded beneficial conversion feature on the date of issuance, by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid in capital. The intrinsic value of the feature is calculated on the date of issuance using the effective conversion price which results from the allocation of the proceeds between the convertible debt and the embedded derivative component. The intrinsic value is limited to the portion of the proceeds allocated to the convertible debt. We recognize an embedded beneficial conversion feature related to our convertible promissory notes. The beneficial conversion feature is amortized to our consolidated statements of comprehensive loss over the term of the liability.

Warrant liability

The fair value of the liability for our warrants issued to investors in 2013 and 2014 was calculated using the Black-Scholes model. We accounted for these warrants according to the provisions of ASC 815 and, based on the anti-dilution protections contained in the warrants, we classified them as liabilities, measured at fair value for each reporting period until they are exercised or expire, with changes in fair value recognized in our consolidated statement of comprehensive loss as financial income or expense.

Extended Transition Period for “Emerging Growth Companies”

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the Jumpstart Our Business Act of 2012 (known as the JOBS Act). This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. Because our consolidated financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Results of Operations

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

Revenues. For the twelve months ended December 31, 2014 and 2013, our revenues were approximately $203,000 and $211,000, respectively, a decrease of approximately 3.8%, or $8,000, between the periods. The decrease was attributable primarily to a decrease in volume of sales, in particular to lack of sales of NanoVibronix NPWT in 2014 compared to 2013 due to the termination of our license agreement for this product.

For the twelve months ended December 31, 2014, the percentage of revenues attributable to our products was: PainShield - 95.2%; UroShield - 4.8%; and NanoVibronix NWPT - 0%. For the twelve months ended December 31, 2013, the percentage of revenues attributable to our products was: PainShield – 82.5%; UroShield - 8.4%; and NanoVibronix NWPT – 9.1%. For the twelve months ended December 31, 2014 and 2013, the percentage of revenues attributable to our disposable products was 43.2% and 40.3%, respectively. For the twelve months ended December 31, 2014 and 2013, the portion of our revenues that was derived from distributors was 41% and 64.3%, respectively.

Gross Profit. For the twelve months ended December 31, 2014, gross profit decreased by approximately 8.3%, or $10,000, to approximately $110,000 from approximately $120,000 during the same period in 2013.

Gross profit as a percentage of revenues was 54.2% for the twelve months ended December 31, 2014 and 56.9% for the same period in 2013. The decrease was primarily due to a write-off of inventory in the amount of approximately $14,000 during the twelve months ended December 31, 2014 and the fact that we ceased the sales of NanoVibronix NWPT, which had greater margin.

 Our gross profit is affected year-over-year by the mix of revenues between sales to distributers and sales directly to the end customers (where sales directly to the end customers generally have a higher margin) and the geographic regions in which we sell. As such, we are subject to year-over-year fluctuation in our gross profit.

Research and Development Expenses. For the twelve months ended December 31, 2014 and 2013, research and development expenses were $431,000 and $620,000, respectively, a decrease of approximately 30.5%, or $189,000, between the periods. The decrease was mainly associated with a decrease in stock-based compensation expenses of approximately $211,000 attributable to a grant to our vice president of research and development during the twelve months ended December 31, 2013.

Research and development expenses as a percentage of total revenues were approximately 212.3% and 293.8% for the twelve months ended December 31, 2014 and 2013, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock based compensation expenses, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the twelve months ended December 31, 2014 and 2013, selling and marketing expenses were approximately $301,000 and $244,000, respectively, an increase of approximately 23.4%, or $57,000, between the periods.

The increase in selling and marketing expenses is mainly attributable to additional cost we recorded associated with the termination of our license agreement for NanoVibronix NPWT, to reflect potential amounts due under the license agreement. We dispute that these amounts are actually owed. This increase was slightly offset by a decrease in stock based compensation expenses between the years.

Selling and marketing expenses as a percentage of total revenues were approximately 148.3% and 115.6% for the twelve months ended December 31, 2014 and 2013, respectively. The increase was due to the increase in our selling and marketing, described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the twelve months ended December 31, 2014 and 2013, general and administrative expenses were approximately $589,000 and $366,000, respectively, an increase of approximately 60.9%, or $223,000, between the periods.

The increase was mainly attributable to an increase in salary expenses due to an increase in our head count. During the second quarter of 2014, we recruited two new individuals to serve as our chief executive officer and chief financial officer. The cost of such recruitment was slightly offset by a decrease in our stock-based compensation expenses.

General and administrative expenses as a percentage of total revenues were approximately 290.1% and 173.5% for the twelve months ended December 31, 2014 and 2013, respectively. The increase was due to the increase in general and administrative expenses, described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting and facilities expenses associated with general and administrative activities.

Other Income. For the twelve months ended December 31, 2013, other income was $36,000, compared to no other income for the twelve months ended December 31, 2014. The other income was due to a windfall payout derived from the distribution of cash to us as an eligible member of Medmarc Insurance Group, which was demutualized in its acquisition by Proassurance Corporation.

Financial Expenses, net. For the twelve months ended December 31, 2014 and 2013, financial expenses, net were $1,387,000 and $880,000, respectively, an increase of approximately 57.6%, or $507,000, between the periods. The increase resulted primarily from the amortization of the beneficial conversion feature of our convertible promissory notes and accrued interest on our convertible promissory notes issued over the years.

Tax expenses. For the twelve months ended December 31, 2014 and 2013, tax expenses were $49,000 and $35,000 respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The increase was due to the fact that our Israeli subsidiary increased its taxable income as defined under Israeli law in 2014 compared to 2013, to an increase in the applicable corporate tax rate from 25% in 2013 to 26.5% in 2014 and to the fact that we had net operating losses in 2013 to offset a portion of the taxable income.

Net Loss. Our net loss increased by approximately $658,000, or 33.1%, to approximately $2,647,000 for the twelve months ended December 31, 2014 from approximately $1,989,000 during the same period in 2013. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. For the twelve months ended December 31, 2014, we had losses of approximately $2,647,000 and negative cash flows from operating activities of approximately $900,000.

During the twelve months ended December 31, 2014, and through March 31, 2015, we met our short-term liquidity requirements with the proceeds of our secured convertible promissory notes, which are borrowings from a related party (see “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions”).

As described under “Recent Events,” we have raised $3,150,000 pursuant to securities purchase agreements with certain investors during January and February 2015. We intend to use the proceeds of this offering to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that the proceeds of this offering will provide sufficient funding to meet our liquidity needs for the next twelve months.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we will need to curtail operations significantly, including possibly postponing anticipated clinical trials or entering into financing agreements with unattractive terms.

Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

General. As of December 31, 2014, we had cash and cash equivalents of approximately $90,000, compared to approximately $94,000 as of December 31, 2013. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $900,000 for the twelve months ended December 31, 2014 and approximately $602,000 for the same period in 2013. The increase in our usage of cash in our operating activities in the amount of $298,000 is mainly attributable to the increase in our salary expenses associated with the recruitment of two new individuals to serve as our chief executive officer and chief financial officer in the second quarter of 2014.

Cash used in our investing activities was approximately $4,000 during the twelve months ended December 31, 2014 and $5,000 during the twelve months ended December 31, 2013.

Cash provided by financing activities was $900,000 and $600,000 for the twelve months ended December 31, 2014 and December 31 2013 respectively, due to the issuance of convertible promissory notes.

Convertible Promissory Notes. As of December 31, 2014, we had convertible series B-1 promissory notes and convertible series B-2 promissory notes with an aggregate principal amount outstanding of approximately $2,536,765, with aggregate accrued interest of $886,135 and secured convertible promissory notes with an aggregate principal amount of $1,500,000, with aggregate accrued interest of $77,178. As of December 31, 2014, no principal or interest had been paid on these notes.

The convertible series B-1 promissory notes matured on November 15, 2014. The entire outstanding principal balance and any outstanding fees or interest became due and payable in full on such date. We did not repay any amount under these notes, and they continued to accrue interest until February 10, 2015, when they were converted as described below. The convertible series B-1 promissory notes bore interest at the rate of 10% per annum, compounded annually. In addition, the convertible series B-1 promissory notes were convertible at any time at the holder’s option into shares of our series B-1 participating convertible preferred stock at an initial conversion price of $0.284 per share, subject to adjustment for stock dividends, stock splits or combinations (except for certain such notes, which were convertible into series C preferred stock, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions”). Our series B-1 participating convertible preferred stock is convertible into shares of our common stock at a rate of one common share for every seven series B-1 participating convertible preferred shares. The convertible series B-1 promissory notes would automatically convert into series B-1 participating convertible preferred stock upon the occurrence of (i) an aggregate investment in us of $3 million or more in a transaction or series of transactions, (ii) our initial public offering of our common stock pursuant to an effective registration statement under the United States Securities Act of 1933, as amended, or equivalent law of another jurisdiction, or upon such date as we became subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including, without limitation, upon consummation of a reverse merger or upon the effectiveness of a registration statement on Form 10 filed by us under the Securities Exchange Act of 1934, as amended, or equivalent document or (iii) a fundamental transaction. On February 10, 2015, upon our receipt of investment amounts aggregating more than $3 million, the series B-1 notes converted into shares of series B-1 participating convertible preferred stock (except for certain such notes, which converted into series C preferred stock, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions”), which will then convert into common stock automatically upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015.

The terms of the convertible series B-2 promissory notes were the same as those of the convertible series B-1 promissory notes, except that the initial conversion price was $0.199. On February 10, 2015, upon our receipt of investment amounts aggregating more than $3 million, our Series B-2 promissory notes, including accrued interest thereon, converted into shares of series B-2 participating convertible preferred stock (except for certain such notes, which converted into series C preferred stock, as described under “Item 13. Certain Relationships and Related Transactions, and Director Independence—Certain Relationships and Related Transactions”), which will then convert into common stock, automatically upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015.

As of December 31, 2014, the secured convertible promissory notes were scheduled to mature on the earlier of April 30, 2015 or upon an event of default, upon which date the entire outstanding principal balance and any outstanding fees or interest would be due and payable in full. The secured convertible promissory notes bear interest at the rate of 6% per annum, which rate is increased to 10% upon and during the occurrence of an event of default. Events of default are comprised of: (i) failure to pay indebtedness under the notes when due; (ii) a default in a covenant, obligation or agreement under the notes or related documents; (iii) any representation, warranty or certification made by us under the notes is false or incorrect in any material respect on the date made; (iv) the occurrence of a liquidation, insolvency or bankruptcy event; (v) the entry of certain final judgments against us; (vi) our failure to make required payments under other debt, the acceleration of the maturity date on other debt, or a demand or requirement that we redeem, repurchase or retire other debt prior to its maturity; (vii) a material adverse effect, as defined in the notes; (viii) any material impairment in the value of the collateral or the priority of the lenders’ liens; (ix) any levy upon, seizure or attachment of a material portion of the collateral; (x) our assertion that any transaction document related to the notes is invalid or unenforceable; and (xi) the lenders cease to have a perfected lien in any of the collateral, subject to certain exceptions. The secured convertible promissory notes are convertible either at the holders’ option or upon maturity into shares of our series C preferred stock at an initial conversion price of $2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events (we anticipate that these notes will be amended to convert into series C preferred stock, as described under “Certain Relationships and Related Transactions”). The holders of the secured convertible promissory notes have a security interest in all of our assets and those of our subsidiaries.

Off Balance Sheet Arrangements

As of December 31, 2014, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLMENTARY DATA

Our Consolidated Financial Statements and the relevant notes to those statements are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2014.

Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers, the members of our board of directors and certain director nominees who will join our board upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Position
William Stern, Ph.D.	72	Chief Executive Officer and Director
Stephen Brown	58	Chief Financial Officer
Harold Jacob, M.D.	60	Chief Medical Officer and Director
Jona Zumeris, Ph.D.	63	Vice President of Technology and Director
Ira Greenstein	53	Chairman of the Board of Directors
Martin Goldstein, M.D.	46	Director
Michael Ferguson	43	Director Nominee
Thomas R. Mika	62	Director Nominee

William Stern, Ph.D., Chief Executive Officer and Director. Dr. Stern has served as our chief executive officer and director since December 2014. Dr. Stern has served as president of Multigon Industries, Inc., which manufactures non-invasive ultrasound technology that measures blood flow in the brain, since 1984. From 2000 to the present, Dr. Stern has also served as the vice president of Aqua-Eez, Inc., an affiliate of Multigon Industries, Inc. that manufactures and sells a hydrotherapy pool for labor and delivery. From 1972 to 1983, he was the president of Unigon Industries, Inc., which manufactured and distributed diagnostic ultrasound for vascular and neurological diagnostics. Dr. Stern received his Ph.D. in engineering and physics from Columbia University and holds an M.S. and a B.S. degree in electrical engineering from Columbia University and City College of New York, respectively. Dr. Stern’s qualifications to serve on our board include his significant scientific background and over 30 years of executive leadership experience in the field of medical devices and ultrasound technology.

Stephen Brown, Chief Financial Officer. Mr. Brown has served as our chief financial officer since February 3, 2015. Since 2009, Mr. Brown has been a managing partner of The Mcguffin Group Financial, a financial consulting firm concentrating on advising early stage companies. Mr. Brown has also served as a partner in an accounting and tax practice at Brown, Brown and Associates since 2009. From April 1995 to January 2009, Mr. Brown served in several executive positions, including chief financial officer, at IDT Corporation, a NYSE listed telecommunications company. During this time, Mr. Brown also served on IDT’s board of directors for six years and on the Board of Net2Phone Inc. for five years. Mr. Brown was also the founder and chairman of IDT Entertainment Inc., a movie studio and media subsidiary. Mr. Brown is a certified public accountant and a member of the Academy of Television Arts and Sciences and serves on the board of directors of several educational institutions, including serving on the board of governors of Touro College.

Harold Jacob, M.D., Chief Medical Officer and Director. Dr. Jacob has served as our chief medical officer since March 1, 2014 and as our director since September 2003. From September 2003 to February 4, 2014, Dr. Jacob served as chairman of our board of directors and from September 2003 to March 1, 2014, Dr. Jacob served as our chief executive officer. Dr. Jacob also performed the functions of a principal financial officer until April 1, 2014. Dr. Jacob is our co-founder and has worked extensively in medical device development. Dr. Jacob also served part-time as an attending gastroenterologist at Shaare Zedek Medical Center in Jerusalem, Israel from 2004 to March 2011. Since April 2011, he has been an attending physician in Gastroenterology at Hadassah University Hospital in Jerusalem, Israel. From 1999 to the present, Dr. Jacob has served as the president of Medical Instrument Development Inc., which provides consulting services to start-up and early stage companies and patents its own proprietary medical devices. From 1997 to 2003, Dr. Jacob served as director of medical affairs at Given Imaging Ltd., a company that developed the first swallowable wireless pill camera for inspection of the intestines. Dr. Jacob also currently serves as a director for Oramed Pharmaceuticals Inc., a pharmaceutical company focused on the development of innovative orally ingestible capsule medication. We believe that Dr. Jacob’s qualifications to serve on our board include his years of experience in the biomedical industry and with our Company and his experience serving in management roles of various companies.

Jona Zumeris, Ph.D., Vice President of Technology and Director. Dr. Zumeris is our co-founder and has served as our vice president of technology since September 2003. From 1999 to 2003, Professor Zumeris served as director of research and development for PMG Medica Ltd., a medical device company focused on ultrasound and piezomechanics technology. Dr. Zumeris was a founder, president and director of research and development of Nanomotion Ltd., a company that designs and manufactures motion solutions using ceramic servo motors, drivers and controllers, from 1993 to 1996. Dr. Zumeris’s extensive experience in the nano-technology and medical fields, especially in leadership and research roles, provide him the appropriate experience to serve on our board.

Ira Greenstein, Director. Mr. Greenstein has served as our director since August 2009 and as our board chairman since February 4, 2014. Mr. Greenstein has served as president of Genie Energy Ltd., an energy and gas holding company, since December 2011. Mr. Greenstein currently also serves as counsel to the chairman of IDT Corporation, a multinational holding company with operations primarily in the telecommunications industry, and served as the president of IDT Corporation from 2001 through 2011 and counsel to the chairman of IDT Corporation in 2000 and 2001. Mr. Greenstein serves on the boards of directors of Document Security Systems, Inc. and Ohr Pharmaceuticals, Inc. and previously served on the board of directors of Arista Power, Inc. Mr. Greenstein’s experience serving in corporate roles in publicly-traded companies provides him with knowledge that assists in directing our long-term strategy.

Martin Goldstein, M.D., Director. Dr. Goldstein has served as our director since March 25, 2015. Dr. Goldstein has been a practicing urologist since 2000, with particular expertise in the management of stone disease. Dr. Goldstein is also an entrepreneur in the medical field. He is an executive director of New Jersey Urology, the largest urology practice group in New Jersey, which he helped develop, and a co-founder and member of the executive board of Metropolitan Surgery Center, a large multispecialty ambulatory surgery center. Dr. Goldstein is co-founder and co-inventor of a medical device company that has received a Binational Industrial Research and Development (BIRD) Foundation grant and he is also co-founder of an IT company that provides advanced inter-physician communication solutions. Dr. Goldstein brings to our board his medical practice expertise. He is expected to make a valuable contribution in connection with marketing and facilitating the acceptance of our product offerings within the medical community. We also expect that he will provide assistance with the U.S. Food and Drug Administration regulatory approval process of our products, particularly our urology offerings. Additionally, we expect Dr. Goldstein to advise regarding the development of new products and innovations.

Michael Ferguson, Director Nominee. Mr. Ferguson has agreed to join our board of directors upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015. In January 2009, Mr. Ferguson founded Ferguson Strategies, LLC, a government affairs and strategic business consulting firm, where he serves as the chief executive officer and chairman. From 2001 to January 2009, he served in the U.S. House of Representatives, representing New Jersey’s 7th congressional district. While in Congress, he was a member of the House Energy and Commerce Committee, which has wide jurisdiction over the healthcare, telecommunications and energy industries. He served as vice chairman of the panel’s Health Subcommittee, where he became a key member on health care issues and helped to ensure passage of the Medicare Part D prescription drug benefit in 2003. In addition, he served as a member of the Telecommunications and Internet Subcommittee as well as the Oversight and Investigations Subcommittee. Mr. Ferguson was also a member of the House Financial Services Committee, where he cosponsored the Sarbanes-Oxley Act of 2002 and helped enact the initial terrorism risk insurance law. Congressman Ferguson currently serves as a senior fellow of the Center for Medicine in the Public Interest’s Odyssey Initiative for Biomedical Innovation and Human Health. He has also served on various corporate advisory boards and committees, including for Pfizer, Inc., the National Italian American Foundation and the United States Golf Association. Mr. Ferguson received a bachelor’s degree in government from the University of Notre Dame and a master’s of public policy degree with a specialization in education policy from Georgetown University. Mr. Ferguson brings to the board his extensive background in government affairs, health care policy, and business strategy gained from his experiences in Congress and business consulting, which we believe will assist in strengthening and advancing our strategic focus and regulatory compliance.

Thomas R. Mika, Director Nominee. Mr. Mika has agreed to join our board of directors upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015. Mr. Mika has over 25 years of senior management, finance and consulting experience. He has served in various roles at CollabRx, Inc. (formerly known as Tegal Corporation), a publicly-traded data analytics company focusing on genomics-based medicine, including as its chief executive officer and president since March 2005 and as chairman of the board since October 2006. From 1992 to 2002, he also served on the company’s board of directors, which included periods of service as the chairman of the compensation committee and a member of the audit committee, until he was appointed as its executive vice president and chief financial officer in August 2002. Prior to that, Mr. Mika founded IMTEC, a boutique investment firm active in the management of several companies in industries such as healthcare, pharmaceuticals, media and information technology. Mr. Mika was also a director of Metrologix, a semiconductor metrology company, from the time of its initial start-up until its sale to KLA-Tencor Corp. Prior to forming IMTEC, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. He holds a Bachelor of Science degree in microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business. Mr. Mika’s qualifications to serve on our board include his significant strategic and business insight from his prior service on the board of directors of other publicly-held companies, as well as his substantial senior management, finance and consulting experience.

There are no family relationships among any of our directors and executive officers. Our executive officers are party to certain agreements related to their service as such, described in “Item 6. Executive Compensation.”

Section 16(a) Beneficial Ownership Reporting Compliance

We are not currently subject to Section 16(a) of the Securities Exchange Act of 1934, as amended, however, we will become subject to Section 16(a) upon effectiveness of our Form 10, which we anticipate will occur on April 10, 2015.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, given our small size and the fact that we have been a private company. However, we may determine to do so in the future.

Board Committees

We do not currently have any board committees.

ITEM 11. EXECUTIVE COMPENSATION

2014 and 2013 Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers, Harold Jacob, M.D., our former chief executive officer and former chairman of the board of directors (now our chief medical officer and a member of our board of directors), Ophir Shahaf, our former chief executive officer and a former member of our board of directors, William Stern, Ph.D., our chief executive officer and a member of our board of directors and Shay Ashkenazy, our former chief financial officer. No other executive officer had compensation of greater than $100,000 for the last three fiscal years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(1)		Total ($)(1)
Harold Jacob, M.D.	2014	-	600		12,429	(3)	13,029
Former Chief Executive Officer and	2013	-	-	182,728	15,848	(3)	198,576
Former Chairman of the Board of Directors

Ophir Shahaf	2014	136,036	-	-	54,496	(4)	190,532
Former Chief Executive Officer

William Stern, Ph.D.	2014	-	-	-	-		-
Chief Executive Officer and Director

Shay Ashkenazy	2014	88,729	-	-	36,958	(5)	125,687
Former Chief Financial Officer

Jona Zumeris, Ph.D.	2014	68,005	-	-	35,850	(6)	103,855
Vice President of Technology and Director	2013	52,668	-	187,536	33,723	(6)	273,927

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for each of 2014 and 2013 was 3.5779 NIS per dollar and 3.759 NIS per dollar, respectively
(2)	The amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the twelve month period ended December 31, 2013 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 2—“Significant Accounting Policies” and Note 10—“Stockholders’ Deficiency” of the Notes to Consolidated Financial Statements as of December 31, 2014 included in this Annual Report on Form 10-K.
(3)	Represents car-related benefits for Dr. Jacob.
(4)	Comprised of car-related benefits for Mr. Shahaf of $15,973 and other benefits, comprised of contributions towards a pension fund, disability insurance and an advanced study fund of $38,523.
(5)	Comprised of car-related benefits for Mr. Ashkenazy of $11,043 and other benefits, comprised of contributions towards a pension fund, disability insurance and an advanced study fund of $25,915.
(6)	Comprised of car-related benefits for Dr. Zumeris of $16,091 in 2014 and $18,745 in 2013 and other benefits, comprised of contributions towards a pension fund, disability insurance, severance pay, an advanced study fund and recreation pay, of $19,759 in 2014 and $14,978 in 2013.

Agreement with Ophir Shahaf

On February 26, 2014, we entered into an employment agreement with Ophir Shahaf to serve as our chief executive officer. On June 16, 2014, we entered into a first amendment to the employment agreement. The term of the agreement began on March 1, 2014 and continued until terminated. Mr. Shahaf’s employment was terminated pursuant to this agreement effective as of December 15, 2014. Prior to this effective termination date, Mr. Shahaf was paid his full base salary and all other earned and accrued benefits and contributions during a ninety day notice period.

Under the employment agreement, Mr. Shahaf was entitled to a monthly base salary of 60,000 NIS (720,000 NIS per year). However, during the period beginning on March 1, 2014 and ending on June 1, 2014, we were only required to pay Mr. Shahaf 50% of his base salary plus a corresponding portion of certain contributions and benefits we agreed to pay/provide. On or before June 16, 2014, we were required to grant Mr. Shahaf an option to purchase 111,434 shares of our common stock at an exercise price equal to $2.66 per share. This grant was made on June 16, 2014. These options would have vested in three equal installments on each of March 1, 2015, 2016 and 2017; provided that Mr. Shahaf was employed by us on the applicable vesting date. Since he is no longer employed with us, these options will not vest. Mr. Shahaf was also entitled to participate in or receive benefits under our social insurance and benefits plans, including but not limited to manager’s insurance and/or pension fund, disability insurance and an advanced training fund. These are customary benefits provided to executive employees in Israel. A management insurance fund is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An advanced training fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes. We paid a certain percentages of Mr. Shahaf’s base salary towards these insurance and benefits plans, including 7.5% to the advanced training fund plus either (a) 14.33% to the pension fund, of which 8.33% will be paid to severance compensation and 6% to the pension savings component or (b) 13.33% to manager’s insurance, of which 8.33% was paid to severance compensation, 5% to the pension savings component and the lower of the amount required to secure at least 75% of his base salary or up to 2.5% to disability insurance. Mr. Shahaf was entitled to choose whether our contributions were made in accordance with (a), (b) or any combination of these options; provided that such contributions were calculated based on an amount that did not exceed his base salary.

Mr. Shahaf’s employment agreement also contained certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Shahaf.

Agreement with Shay Ashkenazy

On March 2, 2014, we entered into an employment agreement with Shay Ashkenazy to serve as our chief financial officer. On June 16, 2014, we entered into a first amendment to the employment agreement. The term of the agreement began on April 1, 2014 and continued until terminated. Mr. Ashkenazy’s employment as chief financial officer was terminated pursuant to this agreement effective as of November 15, 2014. Prior to this effective termination date, Mr. Ashkenazy was paid his full base salary and all other earned and accrued benefits and contributions during a sixty day notice period. Mr. Ashkenazy continues to serve on a part-time basis, for which he is paid 10,000 NIS per month.

Under the employment agreement, Mr. Ashkenazy was entitled to a monthly base salary of 40,000 NIS (480,000 NIS per year). On or before June 16, 2014, we were required to grant Mr. Ashkenazy an option to purchase 37,145 shares of our common stock at an exercise price equal to $2.66 per share. This grant was made on June 16, 2014. These options vest in three equal installments on each of April 1, 2015, 2016 and 2017; provided that Mr. Ashkenazy is still providing services to us on the applicable vesting date. Mr. Ashkenazy was also entitled to participate in or receive benefits under our social insurance and benefits plans, including but not limited to manager’s insurance, disability insurance and an advanced training fund. We paid certain percentages of Mr. Ashkenazy’s base salary towards these insurance and benefits plans, including 7.5% to the advanced training fund and 13.33% to manager’s insurance, of which 8.33% was paid to severance compensation, 5% to the pension savings component, and the lesser of the amount required to secure at least 75% of his base salary or up to 2.5% to disability insurance.

Mr. Ashkenazy’s employment agreement also contained certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Ashkenazy.

Compensation of William Stern, Ph.D.

Dr. Stern served without cash compensation or other benefits until March 25, 2015. On March 25, 2015, we entered into an employment agreement with Dr. Stern. The term of the agreement continues until terminated. Either party may terminate the agreement for any reason by providing 90 days prior written notice to the other party. In addition, we may terminate the agreement for cause after a 30 day cure period. Dr. Stern is entitled to the payment of his full base salary and all other earned and accrued benefits and contributions during such notice or cure period. “Cause” means termination because of: (a) theft, embezzlement, fraud, or willful or material misrepresentation; (b) indictment or conviction of, or pleading nolo contendere or guilty to, a felony, or a crime involving moral turpitude; (c) refusal to perform, or intentional disregard of, in any material respect, duties and responsibilities; and (d) a material breach of the employment agreement or any other agreement with us.

Under this employment agreement, Dr. Stern is entitled to a fee of $100 per unit of our PainShield product sold in the United States or Canada for which we have received payment in full during the term of the employment agreement, including direct sales to end users and sales to distributors or dealers, excluding units sold through our existing Texas distributor, less applicable payroll deductions and tax withholdings.

Dr. Stern’s employment agreement also contains certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Dr. Stern.

On March 25, 2015, we granted Dr. Stern an option to purchase 183,000 shares of common stock at an exercise price of $2.57 per share. The options vest one-third annually commencing on the one-year anniversary of the date of grant and have a term of ten years. The options were granted under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan.

Agreement with Jona Zumeris, Ph.D.

NanoVibronix Ltd., our wholly-owned Israeli subsidiary, is party to an employment agreement with Dr. Zumeris, pursuant to which Dr. Zumeris serves as its vice president of technology. Dr. Zumeris’s salary pursuant to the agreement is 19,500 NIS per month, which was increased to 20,000 NIS per month by oral agreement commencing in December 2012 and to 30,000 NIS per month by oral agreement commencing April 1, 2015, and he is entitled to a car, which we lease on his behalf, and contributions towards a pension fund, disability insurance, severance pay and an advanced study fund and recreation pay, which are customary or statutorily prescribed in Israel. Dr. Zumeris is also entitled to 15 vacation days. Dr. Zumeris’s employment agreement contains confidentiality restrictions and other terms and provisions that are customary in Israel.

On June 16, 2014, we entered into a first amendment to the employment agreement pursuant to which, among other things, we agreed that Dr. Zumeris may only be terminated without cause with the approval of our board of directors. We also agreed that if we complete an initial public offering pursuant to which we raise at least $5,000,000 and Dr. Zumeris’s employment is terminated by us without cause before June 16, 2016, subject to compliance with certain obligations, including the return of a signed release of all claims against us, we will pay Dr. Zumeris an amount equal to his salary multiplied by the number of months remaining from the date of termination until June 16, 2016.

On March 25, 2015, we granted Dr. Zumeris an option to purchase 61,000 shares of common stock at an exercise price of $2.57 per share. The options vest one-third annually commencing on the one-year anniversary of the date of grant and have a term of ten years. The options were granted under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of the named executive officer at December 31, 2014. This table includes unexercised and unvested options awards. Each outstanding award is shown separately.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
	Date of	Options (#)	Options (#)	Price	Expiration
Name	Grant	Exercisable	Unexercisable	($)	Date
Harold Jacob, M.D.	December 13, 2007	4,286	-	72.45	December 13, 2017
	December 9, 2010	10,714	-	1.19	December 9, 2020
	March 28, 2013	108,571	-	0.07	March 28, 2023

Shay Ashkenazy	June 16, 2014	-	37,145	2.66	June 16, 2024

Jona Zumeris, Ph.D.	March 28, 2013	111,429	-	0.07	March 28, 2023

2004 Global Share Option Plan

In November 2004, our board of directors adopted the 2004 Global Share Option Plan, pursuant to which 400,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2004 Global Share Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees, to encourage a sense of proprietorship and stimulate an active interest of such persons in our development and financial success. The 2004 Global Share Option Plan is administered by our board of directors.

NanoVibronix, Inc. 2014 Long-Term Incentive Plan

On February 28, 2014, our stockholders approved the NanoVibronix, Inc. 2014 Long-Term Incentive Plan, which was adopted by our board of directors on February 19, 2014. The NanoVibronix, Inc. 2014 Long-Term Incentive Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock. We have reserved a total of 714,286 shares of our common stock for awards under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan, 100% of which may be delivered pursuant to incentive stock options.

The purpose of the NanoVibronix, Inc. 2014 Long-Term Incentive Plan is to provide an incentive to attract and retain services of key employees, key contractors, and outside directors whose services are considered valuable, to encourage a sense of proprietorship and to stimulate active interest of such persons in our development and financial success. The NanoVibronix, Inc. 2014 Long-Term Incentive Plan is intended to serve as an “umbrella” plan for us and our subsidiaries worldwide. Therefore, if so required, appendices may be added to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan in order to accommodate local regulations in foreign countries that do not correspond to the scope of the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. Unless terminated earlier by the board of directors, the NanoVibronix, Inc. 2014 Long-Term Incentive Plan will expire on February 19, 2024.

Director Compensation

We paid no compensation to our non-employee directors for the one year period ended December 31, 2014 and have paid no compensation during 2015 to date. On March 25, 2015, we approved the following compensation package for independent directors: (i) an annual grant of options to purchase 20,000 shares of common stock to all independent directors; (ii) an additional annual grant of options to purchase 5,000 shares of common stock for service as the chairperson of a board committee; and (iii) an additional annual grant of options to purchase 2,500 shares of common stock for service as a member, but not the chairperson, of a board committee.

In addition, on March 25, 2015, we granted Mr. Greenstein an option to purchase 30,000 shares of common stock at an exercise price of $2.57 per share. The options vest on the one-year anniversary of the date of grant and have a term of ten years. We also granted Dr. Goldstein an option to purchase 91,500 shares of common stock at an exercise price of $2.57 per share. The options vest one-third annually commencing on the one-year anniversary of the date of grant and have a term of ten years. These options were granted under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 25, 2015 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;
•	each of our directors;
•	each of the named executive officers; and
•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o NanoVibronix, Inc., 525 Executive Boulevard, Elmsford, New York 10523.

As of March 25, 2015, we had 2,511,328 shares of common stock and 1,948,202 shares of series C preferred stock outstanding. This amount and the table below reflect the conversion of all outstanding shares of our convertible preferred stock (other than our series C preferred stock) and all outstanding convertible indebtedness, including accrued interest, into an aggregate of 2,131,081 shares of common stock and 1,057,726 shares of series C preferred stock, which will occur automatically upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015, and assuming a March 25, 2015 conversion date. The table below also reflects the exchange of all outstanding warrants to purchase preferred stock into warrants to purchase an aggregate of 331,293 shares of common stock with an exercise price of $1.393 per share, which will occur automatically upon the effectiveness of our Form 10.

In addition to the shares of common stock reported below, as described in the footnotes below the table, two stockholders will beneficially own 100% of our issuable and issued series C preferred stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned(1)
5% Owners
CollabRx, Inc.(2)	205,095	(3)	8.2%
IDT Corporation(4)	261,575	(5)	9.9%
Paul Packer(6)	258,208	(7)	9.9%
Miriam Winder-Kelly(8)	262,485	(9)	10.3%
Orin Hirschman(10)	245,820	(11)	9.8%

Officers and Directors
William Stern, Ph.D.	-		-
Stephen Brown	-		-
Harold Jacob, M.D.	225,773	(12)	8.5%
Jona Zumeris, Ph.D.	180,308	(13)	6.9%
Ira Greenstein	72,763	(14)	2.9%
Martin Goldstein, M.D.	-		-
Michael Ferguson	-		-
Thomas R. Mika	-		-
All current directors and executive officers as a group (6 persons)	478,844		17.3%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 25, 2015. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	CollabRx’s address is 44 Montgomery Street, Suite 800, San Francisco, California 94104.

(3)	Comprised of shares of common stock to be issued upon the conversion of series B-1 preferred stock.

(4)	IDT Corporation’s address is 520 Broad Street, Newark, New Jersey 07102.

(5)	Comprised of (i) 155,838 shares of common stock to be issued upon the conversion of series B-2 preferred stock, (ii) 34,236 shares of common stock that may be purchased upon the exercise of warrants and (iii) 71,501 shares of common stock that may be issued upon the conversion of an equal number of shares of series C preferred stock held by a subsidiary of IDT Corporation. Does not include 595,166 shares of series C preferred stock, which IDT Corporation also holds. These shares of series C preferred stock are excluded, even though the terms of the series C preferred stock allow for conversion into common stock and voting on an as if converted basis with the common stock, because these rights are prohibited if their exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. Does not include 533,334 shares of common stock that may be purchased by IDT Corporation upon the exercise of warrants. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock.

(6)	Mr. Packer’s address is 805 Third Avenue, 15th Floor, New York, NY 10022.

(7)	Comprised of (i) 2,465 shares of common stock held by Globis Capital Partners, L.P., (ii) 115,301 shares of common stock to be issued upon the conversion of series A-1 preferred stock held by Globis Capital Partners, L.P., (iii) 954 shares of common stock held by Globis Overseas Fund, Ltd., (iv) 44,631 shares of common stock to be issued upon the conversion of series A-1 preferred stock held by Globis Overseas Fund, Ltd., (v) 477 shares of common stock held by Mr. Packer, (vi) 22,315 shares to be issued upon the conversion of series A-1 preferred stock held by Mr. Packer, (vii) 30,571 shares of common stock that may be purchased upon the exercise of stock options held by Mr. Packer and (viii) 41,494 shares of common stock to be issued upon the conversion of restricted series C preferred stock held by AYTA Consulting, LLC.

Does not include the following, which Mr. Packer also beneficially owns: (i) 255,165 shares of series C preferred stock held by Globis Capital Partners, L.P., (ii) 480,568 shares of series C preferred stock to be issued upon the conversion of secured convertible promissory notes held by Globis Capital Partners, L.P., (iii) 106,360 shares of series C preferred stock held by Globis Overseas Fund, Ltd., (iv) 120,142 shares of series C preferred stock to be issued upon the conversion of secured convertible promissory notes held by Globis Overseas Fund, Ltd., (v) 51,274 shares of series C preferred held by Globis International Investments L.L.C., (vi) 210,883 shares of series C preferred stock held by Mr. Packer and (vii) 15,649 shares of restricted series C preferred stock held by AYTA Consulting, LLC. These shares of series C preferred stock are excluded, even though the terms of the series C preferred stock allow for conversion into common stock and voting on an as if converted basis with the common stock, because these rights are prohibited if their exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock.

Does not include the following: (i) 553,198 shares of common stock that may be purchased by Globis Capital Partners, L.P. upon the exercise of warrants, (ii) 151,740 shares of common stock that may be purchased by Globis Overseas Fund, Ltd. upon the exercise of warrants, (iii) 61,000 shares of common stock that may be purchased by AYTA Consulting, LLC upon the exercise of warrants and (iv) 65,672 shares of common stock that may be purchased by Mr. Packer upon the exercise of warrants. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock.

Mr. Packer is the managing member of Globis Capital Advisors, L.L.C., which is the general partner of Globis Capital Partners, L.P. Mr. Packer is the managing member of Globis Capital, L.L.C., which is the general partner of Globis Capital Management, L.P., which is the investment manager of Globis Overseas Fund, Ltd. Mr. Packer is also the managing member of Globis International Investments L.L.C. Mr. Packer is deemed to have beneficial ownership of the shares held by Globis Capital Partners, L.P., Globis Overseas Fund, Ltd. and Globis International Investments L.L.C. Mr. Packer also controls, and is deemed to have beneficial ownership of the shares held by, AYTA Consulting, LLC.

(8)	Ms. Winder-Kelly’s address is 900 Abel Wolman Municipal Bldg. 200N. Holliday St. Baltimore, MD 21202.

(9)	Comprised of (i) 828 shares of common stock to be issued upon the conversion of series A-2 preferred stock, (ii) 214,527 shares of common stock to be issued upon the conversion of series B-2 preferred stock and (iii) 47,130 shares of common stock that may be purchased upon the exercise of warrants.

(10)	Mr. Hirschman’s address is 6006 Berkeley Avenue, Baltimore, Maryland 21209.

(11)

Comprised of (i) 5,911 shares of common stock to be issued upon the conversion of series B-2 preferred stock held by Mr. Hirschman, (ii) 1,299 shares of common stock that may be purchased upon the exercise of warrants held by Mr. Hirschman, (iii) 71,410 shares of common stock to be issued upon the conversion of series A-1 preferred stock held by AIGH Investment Partners LLC, of which Mr. Hirschman serves as president, (iv) 533 shares of common stock held by AIGH Investment Partners LLC and (v) 166,667 shares of common stock held by AIGH Investment Partners L.P., of which Mr. Hirschman serves as general partner.

Does not include 133,334 shares of common stock that may be purchased by AIGH Investment Partners, L.P. upon the exercise of warrants. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 4.99% of our common stock.

(12)	Comprised of (i) 7,909 shares of common stock held by Medical Instrument Development Inc., an entity controlled by Dr. Jacob, (ii) 8,571 shares of common stock held by Dr. Jacob, (iii) 56,269 shares of common stock to be issued upon the conversion of series B-2 preferred stock held by Medical Instrument Development Inc., (iv) 12,362 shares of common stock that may be purchased by Medical Instrument Development Inc. upon the exercise of warrants, (v) 17,091 shares of common stock to be issued upon the conversion of series B-1 preferred stock held by Dr. Jacob and (vi) 123,571 shares of common stock that may be purchased by Dr. Jacob upon the exercise of stock options.

(13)	Comprised of (i) 68,879 shares of common stock held by Piezo Top Ltd, an entity controlled by Dr. Zumeris, and (ii) options to purchase 111,429 shares of common stock held by Dr. Zumeris.

(14)	Comprised of (i) 59,130 shares of common stock to be issued upon the conversion of series B-2 preferred stock, (ii) 12,990 shares of common stock that may be purchased upon the exercise of warrants and (iii) 643 shares of common stock that may be purchased upon the exercise of stock options.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2014 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	376,391		$3.84	677,141
Equity compensation plans not approved by security holders	57,143	(1)	N/A	N/A
Total	433,534	(2)	$3.84	3.84

(1)	Restricted series C preferred stock award granted to AYTA Consulting, LLC. These shares will fully vest upon the occurrence of any of the events listed in (a) our initial public offering, (b) our becoming subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended or (c) our merger, share exchange or consolidation (other than one in which our stockholders own a majority of the voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of our assets. These shares are subject to forfeiture until vested and will be forfeited if such shares have not vested on the later of December 31, 2019 or the date of AYTA Consulting, LLC’s termination of service with us.

(2)	Includes 57,143 restricted shares of series C preferred stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Generally, we do not to enter into related party transactions unless the members of the board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. This policy is not currently in writing.

On March 20, 2009, we issued 8,696 shares of series B participating convertible preferred stock and warrants to purchase 8,696 shares of series B participating convertible preferred stock to Paul Packer, who was then a member of our board of directors and who remained a director until January 15, 2014, in exchange for consideration of $150,000. On January 1, 2010, we issued 2,899 shares of series B participating convertible preferred stock and warrants to purchase 2,899 shares of series B participating convertible preferred stock to a fund controlled by Mr. Packer, in exchange for consideration of $50,000. On July 12, 2011, we issued 5,797 shares of series B participating convertible preferred stock and warrants to purchase 5,797 shares of series B participating convertible preferred stock to a fund controlled by Mr. Packer, in exchange for consideration of $100,000. The warrants had an exercise price of $17.25 per share and a five-year term. The series B participating convertible preferred stock was convertible into shares of our common stock at a rate of one common share for every seven series B participating convertible preferred shares.

On November 22, 2011, we issued convertible series B-1 promissory notes to certain investors. These investors included three funds controlled by Mr. Packer. The notes purchased by these funds were in the original aggregate principal amount of $180,000. Dr. Jacob, our former chief executive officer and chairman (now our chief medical officer and a member of our board of directors), also participated in the offering. As compensation for his service from May through December of 2011, Dr. Jacob received notes in the original aggregate principal amount of $25,000. In addition, CollabRx, Inc., which beneficially owns greater than 5% of our common stock, purchased convertible series B-1 promissory notes in the original aggregate principal amount of $300,000. The convertible series B-1 promissory notes matured on November 15, 2014. The entire outstanding principal balance and any outstanding fees or interest became due and payable in full on such date. We did not repay any amount under these notes, and they continued to accrue interest until February 10, 2015, when they were converted as described below. The convertible series B-1 promissory notes bore interest at the rate of 10% per annum, compounded annually. In addition, the convertible series B-1 promissory notes were convertible at any time at the holder’s option into shares of our series B-1 participating convertible preferred stock at an initial conversion price of $0.284 per share, subject to adjustment for stock dividends, stock splits or combinations. Our series B-1 participating convertible preferred stock is convertible into shares of our common stock at a rate of one common share for every seven series B-1 participating convertible preferred shares. The convertible series B-1 promissory notes would automatically convert into series B-1 participating convertible preferred stock upon the occurrence of (i) an aggregate investment in us of $3 million or more in a transaction or series of transactions, (ii) our initial public offering of our common stock pursuant to an effective registration statement under the United States Securities Act of 1933, as amended, or equivalent law of another jurisdiction, or upon such date as we became subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including, without limitation, upon consummation of a reverse merger or upon the effectiveness of a registration statement on Form 10 filed by us under the Securities Exchange Act of 1934, as amended, or equivalent document or (iii) a fundamental transaction. On February 10, 2015, an aggregate of $64,637 in interest had accrued on the notes held by the entities controlled by Mr. Packer, an aggregate of $8,977 had accrued on the notes held by Dr. Jacob and an aggregate of $107,729 had accrued on the notes held by CollabRx, Inc. On that date, upon our receipt of investment amounts aggregating more than $3 million, the notes held by Dr. Jacob and CollabRx, including accrued interest thereon, converted into shares of series B-1 participating convertible preferred stock, which will then convert into common stock automatically upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015. We entered into an amendment agreement with the entities controlled by Mr. Packer pursuant to which their series B-1 promissory notes converted into the same number of shares of series C preferred stock as the holder would have received in common stock underlying series B-1 preferred stock absent such amendment. Each share of our series C preferred stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting series C preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

On November 22, 2011, we issued convertible series B-2 promissory notes in the original aggregate principal amount of $340,329 and warrants to purchase 513,575 shares of series B-2 participating convertible preferred stock to Mr. Packer and the two funds described above in exchange for the cancellation of the preferred stock and warrants described above. The principal amount of the notes was equal to the original investment in the series B participating convertible preferred stock plus simple interest at 8% from the date of the original investment. The number of shares underlying the warrants was equal to Mr. Packer’s and the two funds’ proportionate share of 30 percent of the number of shares into which the convertible series B-1 promissory notes were convertible. The terms of the convertible series B-2 promissory notes were the same as those of the convertible series B-1 promissory notes, except that the initial conversion price was $0.199 per share of series B-2 participating convertible preferred stock. Our series B-2 participating convertible preferred stock is convertible into shares of our common stock at a rate of one common share for every seven series B-2 participating convertible preferred shares. We did not repay any amount under these notes, and they continued to accrue interest until February 10, 2015, when they were converted as described below. On February 10, 2015, an aggregate of $124,876 in interest had accrued on the notes. On that date, upon our receipt of investment amounts aggregating more than $3 million, our Series B-2 promissory notes, including accrued interest thereon, converted into shares of series B-2 participating convertible preferred stock, which will then convert into common stock, automatically upon the effectiveness of our Form 10, which we anticipate will occur on April 10, 2015. However, we entered into an amendment agreement with the entities controlled by Mr. Packer pursuant to which their series B-2 promissory notes converted into the same number of shares of series C preferred stock as the holder would have received in common stock underlying series B-2 preferred stock absent such amendment. The warrants had an exercise price of $0.199 per share of series B-2 participating convertible preferred stock and a seven-year term. Upon the effectiveness of our Form 10, the warrants will be automatically exchanged for warrants to purchase 73,368 shares of common stock at an exercise price of $1.393 per share. We have amended and restated the warrants to purchase series B-2 participating convertible preferred stock currently held by Mr. Packer and the entities controlled by Mr. Packer to include, and we anticipate that we will include in the warrants issued to Mr. Packer and the entities controlled by Mr. Packer upon the effectiveness of our Form 10, provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. This limitation may be waived upon not less than 61 days’ prior written notice to us, and will expire the day before the applicable warrant expires.

On February 5, 2013, March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2014, April 1, 2014, May 15, 2014, June 16, 2014, August 7, 2014, September 7, 2014, October 13, 2014, November 19, 2014 and December 11, 2014, we issued secured convertible promissory notes to two funds controlled by Mr. Packer. The notes were initially issued in the original aggregate principal amount of $100,000. On each date listed above, such principal amount was increased by $100,000. The fifteenth amended and restated secured convertible promissory notes issued on December 11, 2014 have an original aggregate principal amount of $1,500,000. The convertible promissory notes mature on the earlier of April 30, 2014 or on an accelerated date if there is an event of default, upon which date the entire outstanding principal balance and any outstanding fees or interest will be due and payable in full. The convertible promissory notes bear interest at the rate of 6% per annum, which rate is increased to 10% upon and during the occurrence of an event of default. In addition, as amended, the convertible promissory notes are convertible either at the holders’ option or upon maturity into shares of our series C preferred stock at a current conversion price of $2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The holders of the convertible promissory notes have a security interest in all of our assets and those of our subsidiaries. To date, no principal or interest has been paid on these notes. As of March 25, 2015, an aggregate of $97,890 in interest has accrued on the notes.

In connection with the issuance of the notes described above, on each of February 5, 2013, March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2014, April 1, 2014, May 15, 2014, June 16, 2014, August 7, 2014, September 7, 2014, October 13, 2014, November 19, 2014 and December 11, 2014, we issued warrants to purchase up to an aggregate of 37,594 shares of common stock, with an exercise price of $2.66 per share, subject to adjustment, to the two funds controlled by Mr. Packer. We have amended and restated these warrants to include provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. This limitation may be waived upon not less than 61 days’ prior written notice to us, and will expire the day before the applicable warrant expires.

On February 25, 2014, we entered into a consulting agreement with AYTA Consulting, LLC, an entity controlled by Mr. Packer, pursuant to which AYTA Consulting, LLC agreed to provide certain financial and strategic advisory and consulting services to us in exchange for a restricted stock award grant of 57,143 shares of our common stock, subject to the terms and conditions of a separate restricted stock award agreement, as the sole compensation for its performance of the consulting services. The agreement will terminate upon (a) our initial public offering, (b) our becoming subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (c) our merger, share exchange or consolidation (other than one in which our stockholders own a majority of the voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of our assets, (d) written termination of the agreement by AYTA Consulting, LLC with 30 days written notice, or (e) our liquidation, dissolution or winding up. The 57,143 shares of restricted stock were granted to AYTA Consulting, LLC on February 25, 2014 pursuant to a restricted stock award agreement and will fully vest upon the occurrence of any of the events listed in (a), (b) or (c) above. On January 30, 2015, we entered into an agreement providing for the exchange of the shares subject to the award agreement for an equal number of shares of series C preferred stock, subject to the same restrictions as the restricted common stock. The shares of restricted series C preferred stock are subject to forfeiture until vested and will be forfeited if such shares have not vested on the later of December 31, 2019 or the date of AYTA Consulting, LLC’s termination of service with us. We anticipate that these shares will vest upon effectiveness of our Form 10, which we anticipate will occur on April 10, 2015.

In January and February, 2015, we entered into securities purchase agreements with certain investors providing for the issuance of shares of common stock, series C preferred stock and warrants to purchase shares of our common stock. Pursuant to these agreements, we issued 666,667 shares of series C preferred stock, warrants to purchase 266,667 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 266,667 shares of common stock at an exercise price of $6.00 per share, for aggregate consideration of $2,000,000 to a subsidiary of IDT Corporation, a greater than five percent stockholder of ours, and 166,667 shares of series C preferred stock, warrants to purchase 66,667 shares of common stock at an exercise price of $3.00 per share and warrants to purchase 66,667 shares of common stock at an exercise price of $6.00 per share, for aggregate consideration of $500,000, to entities controlled by Mr. Packer.

On March 25, 2015, we entered into a services agreement with Multigon Industries, Inc. (“Multigon”). Dr. Stern serves as the president of Multigon. Pursuant to the services agreement, we are required to pay Multigon $4,000 per month in exchange for the provision of services to us that include the use of Multigon’s office, the provision of telephone, fax and utilities at such office, processing for shipping of our products, customer service, maintenance of quality, service and repair records and payment processing.

On March 25, 2015, we issued warrants to purchase up to 61,000 shares of common stock to AYTA Consulting, LLC as consideration for the provision of guidance and assistance in connection with the filing of our Form 10 and our becoming a public reporting company. The warrants have an exercise price of $2.66 per share, subject to adjustment, and contain a provision that blocks exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. This limitation may be waived upon not less than 61 days’ prior written notice to us, and will expire the day before the applicable warrant expires.

On March 25, 2015, we entered into an agreement with Dr. Goldstein, a member of our board of directors, pursuant to which, as consideration for his efforts developing, pursuing approval of, and/or raising market awareness and acceptance of our UroShield product and CathBot product and any other future vibrating urology catheter-related product, Dr. Goldstein is entitled to a fee of $62.50 per unit of such products sold by us in the United States or Canada during the term of the agreement, less applicable deductions and tax withholdings. At our option, the per unit fees may be paid in the form of cash or shares of our common stock. If any portion is paid in cash, within 30 days of receipt, Dr. Goldstein must purchase an amount of common stock in the open market, subject to any limitations or restrictions that may apply under applicable laws, such that the purchase price of the common stock purchased plus the value of any common stock provided as payment of the per unit fees in the given quarter equals at least 50% of the per unit fees paid for that quarter (less applicable taxes). The term of the agreement continues until terminated. Either party may terminate the agreement for any reason by providing 90 days prior written notice to the other party.

Director Independence

Our board of directors has determined that Michael Ferguson, Ira Greenstein and Thomas R. Mika satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that they have no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.

We do not currently have any board committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global, for the fiscal years ended December 31, 2014 and 2013.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$45,000	$30,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$45,000	$30,000

Audit Fees

Audit fees for the years ended December 31, 2014 and 2013 consist of fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements.

Pre-Approval of Independent Registered Public Accounting Firm Fees and Services Policy

The board of directors considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statement Schedules:

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ WILLIAM STERN
William Stern
Chief Executive Officer

Date: March 30, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM STERN	Chief Executive Officer and Director	March 30, 2015
William Stern	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer,	March 30, 2015
Stephen Brown	(principal financial and accounting officer)

/s/ IRA GREENSTEIN	Chairman of the Board of Directors	March 30, 2015
Ira Greenstein

/s/ MARTIN GOLDSTEIN	Director	March 30, 2015
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	March 30, 2015
Harold Jacob, M.D.

/s/ JONA ZUMERIS, PH.D.	Director	March 30, 2015
Jona Zumeris, Ph.D.

Index to Exhibits

Exhibit No.	Description

3.1	Form of Amended and Restated Certificate of Incorporation to be in effect upon effectiveness of Form 10 (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.2	Amended and Restated Certificate of Incorporation as presently in effect (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
3.3	Certificate of Amendment of Certificate of Incorporation (providing for automatic conversion of the series A-1, series A-2, series B-1 and series B-2 preferred stock upon effectiveness of our Form 10) (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
3.4	Certificate of Amendment of Certificate of Incorporation (creating the series C preferred stock) (incorporated by reference to Exhibit 3.5 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.5	Certificate of Amendment of Certificate of Incorporation (effecting the reverse stock split) (incorporated by reference to Exhibit 3.6 to Amendment No. 5 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 7, 2014)
3.6	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.1	License Agreement, dated October 26, 2003, by and among NanoVibronix, Inc., Piezo-Top Ltd, and PMG Medica Ltd (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.2	License Agreement, dated December 11, 2011, by and between NanoVibronix, Inc. and AC Engineering Ltd. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.3	Form of Series B-1 Promissory Note (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.4	Form of Subscription Agreement for Series B-1 Convertible Promissory Notes (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.5	Form of Series B-2 Promissory Note (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.6	Form of Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.7	Form of Subscription Agreement for Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.8	First Amendment to Subscription Agreement for Series B Convertible Preferred Stock and Warrants, dated November 14, 2011, by and between NanoVibronix, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.9	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.10	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.11	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.12	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.13	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.14+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.15+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.16+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.17	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.18	Amendment to Convertible Promissory Notes (Series B-1), dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.19	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.20	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.21	Amendment to Convertible Promissory Notes (Series B-2), dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.22	Master Amendment Agreement, dated March , 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.23+	Consulting Agreement, dated February 25, 2014, by and among NanoVibronix, Inc., NanoVibronix Ltd. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.24+	Restricted Stock Award Agreement, dated February 25, 2014, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.25+	Employment Agreement, dated February 26, 2014, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Ophir Shahaf (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.26+	Employment Agreement, dated March 2, 2014, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Shay Ashkenazy (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.27+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.28	Form of Amended and Restated Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.29+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)
10.30+	First Amendment to Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Ophir Shahaf (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)
10.31+	First Amendment to Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Shay Ashkenazy (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)
10.32	Second Amendment to Convertible Promissory Notes (Series B-1), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.33	Second Amendment to Convertible Promissory Notes (Series B-2), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.34+	Side Letter to Restricted Stock Award Agreement, dated January 30, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.35*	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc.
10.36*+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc.
10.37*+	Side Letter to Consulting Agreement, dated March 25, 2015, by and among NanoVibronix, Inc. and AYTA Consulting, LLC
10.38*+	Warrant to Purchase Common Stock, dated March 25, 2015
10.39*+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein
10.40*+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan
10.41*+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan
10.42*+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan
10.43*+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan
10.44*+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2014

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

NANOVIBRONIX, INC.

We have audited the accompanying consolidated balance sheets of NanoVibronix, Inc. ("the Company") and its subsidiary as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive loss, changes in stockholders' deficiency and cash flows for each of the two years ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financing reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the consolidated financial statements referred to above, present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of December 31, 2014 and 2013, and the consolidated results of their operations, changes in stockholders' deficiency and cash flows for each of the two years ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 30, 2015	A Member of Ernst & Young Global

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$90	$94
Trade receivables	21	13
Prepaid expenses and other accounts receivable (Note 3)	19	52
Inventories	35	65

Total current assets	165	224

PROPERTY AND EQUIPMENT, NET (Note 4)	18	23

DEFERRED ISSUANCE COSTS	358	272

SEVERANCE PAY FUND	182	172

Total assets	$723	$691

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data and per share data)

	December 31,
	2014	2013

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$101	$18
Other accounts payables (Note 5)	702	433
Convertible Promissory notes (Note 7)	4,617	3,107

Total current liabilities	5,420	3,558

LONG-TERM LIABILITIES:
Warrants to purchase Common stock	734	253
Accrued severance pay	185	177

Total long-term liabilities	919	430

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

STOCKHOLDERS' DEFICIENCY (Note 10):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 24,000,000 shares at December 31, 2014 and 2013; Issued and outstanding: 163,580 and 155,009 shares at December 31, 2014 and 2013, respectively	*)	*)
Series A-1 Preferred stock of $ 0.001 par value - Authorized: 400,000 shares at December 31, 2014 and 2013; Issued and outstanding: 222,620 shares at December 31, 2014 and 2013	*)	*)
Series A-2 Preferred stock of $ 0.001 par value - Authorized: 300,000 shares at December 31, 2014 and 2013; Issued and outstanding: 171,612 shares at December 31, 2014 and 2013	*)	*)
Additional paid-in capital	11,234	10,906
Accumulated deficit	(16,850)	(14,203)

Total stockholders' deficiency	(5,616)	(3,297)

Total liabilities and stockholders' deficiency	$723	$691

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2014	2013

Revenues	$203	$211

Cost of revenues	93	91

Gross profit	110	120

Operating expenses:

Research and development	431	620

Selling and marketing	301	244

General and administrative	589	366

Total operating expenses	1,321	1,230

Operating loss	1,211	1,110

Other income	-	36

Financial expense, net (Note 11)	1,387	880

Loss before taxes on income	2,598	1,954

Taxes on income (Note 9)	49	35

Net loss	$2,647	$1,989

Total comprehensive loss	$2,647	$1,989

Basic and diluted net loss per share (Note 13)	$(17.08)	$(12.83)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	155,009	155,009

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

U.S. dollars in thousands (except share data)

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders'
	Number	Amount		Number	Amount		capital	deficit	deficiency

Balance as of January 1, 2013	394,232	$	*)	155,009	$	*)	$10,382	$(12,214)	$(1,832)

Stock-based compensation related to options granted to consultants and employees	-		-	-		-	479	-	479
Benefit component of convertible notes	-		-	-		-	45	-	45
Total comprehensive loss	-		-	-		-	-	(1,989)	(1,989)

Balance as of December 31, 2013	394,232		*)	155,009		*)	10,906	(14,203)	(3,297)

Stock-based compensation related to options granted to consultants and employees	-		-	-		-	24	-	24
Exercise of options	-		-	8,571		*)	*)	-	*)
Benefit component of convertible notes	-		-	-		-	304	-	304
Total comprehensive loss	-		-	-		-	-	(2,647)	(2,647)

Balance as of December 31, 2014	394,232		*)	163,580		*)	11,234	(16,850)	(5,616)

*)	Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2014	2013
Cash flows from operating activities:

Net loss	$(2,647)	$(1,989)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	10
Stock-based compensation	24	479
Benefit component of promissory notes	885	466
Valuation of warrants to purchase Common stock	138	77
Increase in trade receivables	(8)	(6)
Decrease (increase) in prepaid expenses and other accounts receivable	33	(35)
Decrease (increase) in inventories	30	(5)
Increase (decrease) in accounts payable	83	(2)
Increase in other accounts payable	183	86
Increase (decrease) in accrued severance pay, net	(2)	1
Accrued interest on promissory notes	372	316

Net cash used in operating activities	(900)	(602)

Cash flows from investing activities:

Purchase of property and equipment	(4)	(5)

Net cash used in investing activities	(4)	(5)

Cash flows from financing activities:

Proceeds from issuance of promissory notes and warrants	900	600

Net cash provided by financing activities	900	600

Decrease in cash and cash equivalents	(4)	(7)
Cash and cash equivalents at the beginning of the period	94	101

Cash and cash equivalents at the end of the period	$90	$94

Supplemental information and disclosure of non-cash financing transactions:

Issuance costs	$86	$272

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1:-	GENERAL

a.	NanoVibronix, Inc. ("the Company"), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company's principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel which commenced operations in October 2003.

b.	During the year ended December 31, 2014, the Company incurred losses of $2,647 and had negative cash flows from operating activities of $900. As of December 31, 2014, the Company's ability to continue to operate as a going concern was dependent upon raising additional funds to finance its activities. In January and February 2015, the Company raised $3,150 (See also Note 14a).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

a.	Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

The accompanying financial statements have been prepared in U.S. dollars.

The majority of the Company's finances are received in U.S. dollars. Although a portion of the Company's expenses are dominated in New Israeli Shekel ("NIS") (mostly salary and rent), a substantial portion of the expenses are denominated in U.S. dollars. In addition, most of the Company's assets and liabilities are in U.S. dollars and management expects that most of its revenues will be generated in U.S. dollars. The Company's management believes that the currency of the primary economic environment in which the operations of the Company and its subsidiary are conducted is the U.S. dollar; thus the dollar is the functional currency of the Company and its subsidiary.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies have been remeasured into U.S. dollars in accordance with Accounting Standards Codification (“ASC”) 830, "Foreign Currency Matters."

All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations in financial expenses, net, as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd. All intercompany balances and transactions have been eliminated upon consolidation.

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at the date acquired.

e.	Inventories:

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its market value. As of December 31, 2014 and 2013, inventory write-downs were recorded in the amounts of $ 14 and $ 19, respectively.

Inventories include finished products and raw materials. Cost is determined using the "first-in, first-out" method.

f.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated by the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Office furniture and equipment	10 – 15 (mainly 10)

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

g.	Impairment of long-lived assets:

The Company's property and equipment are reviewed for impairment in accordance with ASC 360, "Property Plant and Equipment,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the years ended December 31, 2014 and 2013, no impairment losses have been identified.

h.	Severance pay:

The Company's liability for severance pay in respect of its subsidiary is calculated pursuant to Israel's Severance Pay Law, based on the most recent salary of the employees multiplied by the number of years of employment, as of the balance sheet date. Employees are entitled to one month's salary for each year of employment or a portion thereof. The Company's liability for all of its Israeli employees is covered by monthly deposits for insurance policies and/or pension funds and by an accrual. The value of these policies and/or funds is recorded as an asset in the Company's balance sheet. The deposited funds include profits accumulated to the balance sheet date. The deposited amounts may be withdrawn only upon the fulfillment of the obligations pursuant to Israel's Severance Pay Law or labor agreements. The value of the deposited funds is based on the cash surrendered value of these policies, and includes immaterial profits.

Severance expenses for the years ended December 31, 2014 and 2013 amounted to $ 43 and $ 37, respectively.

i.	Warrants:

The Company accounts for certain warrants held by investors which include down round protection as a liability according to provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity`s Own Equity,” ("ASC 815") which provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer`s own stock and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company`s statement of comprehensive loss as financial income or expense, as appropriate. For more information see Note 8.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.	Revenue recognition:

The Company generates revenues from the sale of its products to distributors and end users as as well as patients who are using the product at home. Revenues from those products are recognized in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition," when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company's agreements with its distributers do not contain any price protection guarantees, rights of return or other post-shipment obligation.

k.	Research and development costs:

Research and development costs are charged to the statement of comprehensive loss, as incurred.

l.	Income taxes:

The Company accounts for uncertain tax position in accordance with ASC 740-10, "Income Taxes" ("ASC 740-10"). ASC 740-10 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. ASC 740-10 utilizes a two-step approach for evaluating tax positions.

Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) is only addressed if step one has been satisfied (i.e., the position is more-likely-than-not to be sustained) otherwise a full liability in respect of a tax position not meeting the more-than-likely-than-not criteria is recognized.

Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis, that is more-likely-than-not to be realized upon ultimate settlement.

ASC 740-10, applies to all tax positions related to income taxes. This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. ASC 740-10 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

m.	Accounting for stock-based compensation:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation-Stock Compensation," which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in the Company's consolidated statements of operations.

The Company recognizes compensation expenses for the value of its awards granted based on the straight line method over the requisite service period of each of the awards, net of estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies' historical share price movements. The expected option term represents the period that the Company's stock options are expected to be outstanding. The Company currently uses the simplified method and will continue to do so until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term.

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

Because there has been no public market for the Common stock, the Company has determined the fair value of the Common stock underlying all of its options and warrants at the time of grant by considering a number of objective and subjective factors. The Company has applied a market approach using recent third-party transactions in its equity. The fair value of the underlying shares of Common stock will continue to be determined by the Company’s management until such time as the Common stock is listed or quoted on an established stock exchange, national market system or other quotation system.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Fair value of financial instruments:

ASC 820, "Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 -	Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment.

Level 2 -	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, accounts payable and other accounts payable approximate their fair value due to the short-term maturities of such instruments.

o.	Convertible promissory notes:

The Company applies ASC 470-20, "Debt with Conversion and Other Options" ("ASC 470-20"), when it cannot elect the fair value option under ASC 825, "Financial Instruments." In accordance with ASC 470-20, the Company first allocates the proceeds to freestanding liability instrument that are measured at fair value at each reporting date, based on their fair value. The remaining proceeds are allocated between the convertible debt and all other freestanding instruments based on the relative fair values of the instruments at the time of issuance. In accordance with ASC 815 "Derivatives and Hedging" ("ASC 815"), the Company bifurcates all embedded derivatives that require bifurcation and accounts for them separately from the convertible debt.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In addition, under the guidelines of ASC 470-20, the Company measures and recognizes the embedded beneficial conversion feature on the commitment date. The beneficial conversion feature is measured by allocating a portion of the proceeds equal to the intrinsic value of the feature to additional paid-in-capital. The intrinsic value of the feature is calculated on the commitment date using the effective conversion price which had resulted subsequent to the allocation of the proceeds between the convertible debt and all other freestanding instruments. This intrinsic value is limited to the portion of the proceeds allocated to the convertible debt.

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes (see Note 8).

p.	Deferred issuance costs:

Deferred issuance costs represent direct and incremental cost related to the Company's planned registeration of securities (see also Note 14b).

q.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock outstanding during each year plus dilutive potential equivalent shares of Common stock considered outstanding during the year, in accordance with ASC 260, "Earnings per Share."

All outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

r.	Concentrations of credit risk:

Financial instruments that potentially subject the Company and its subsidiary to concentrations of credit risk consist principally of cash and cash equivalents and trade receivables.

Cash and cash equivalents are invested in major banks in the United States and Israel. Such deposits in the United States and in Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

Trade receivables are mainly derived from sales to customers, located in the United States, Israel, Europe and India. The Company performs ongoing credit evaluation of its customers and to date has not experienced any material losses.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company and its subsidiary have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

s.	Impact of recently issued accounting standard not yet adopted:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers" ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in "Revenue Recognition (Topic 605),” and requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-09 on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern" ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. If such conditions or events exist, an entity should disclose that there is substantial doubt about the entity's ability to continue as a going concern for a period of one year after the date that the financial statements are issued. Disclosure should include the principal conditions or events that raise substantial doubt, management's evaluation of the significance of those conditions or events in relation to the entity's ability to meet its obligations, and management's plans that are intended to mitigate those conditions or events. ASU 2014-15 will be effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted.

The Company is currently in the process of evaluating the impact of the adoption of ASU 2014-15 on its consolidated financial statements.

NOTE 3:-	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	December 31,
	2014	2013

Prepaid expenses	$-	$32
Other accounts receivable	19	20

	$19	$52

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2014	2013
Cost:
Computers and peripheral equipment	$99	$95
Office furniture and equipment	10	10

	109	105
Accumulated depreciation:
Computers and peripheral equipment	83	74
Office furniture and equipment	8	8

	91	82

Depreciated cost	$18	$23

Depreciation expenses for the years ended December 31, 2014 and 2013 were $ 9 and $ 10, respectively.

NOTE 5:-	OTHER ACCOUNTS PAYABLE

	December 31,
	2014	2013

Employees and payroll accruals	$67	$94
Accrued expenses	551	285
Deferred revenues	-	19
Provision for taxes	84	35

	$702	$433

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2017.

Future minimum lease commitments under non-cancelable operating lease agreements as of December 31, 2014 are as follows:

Year ended December 31,	Operating leases

2015	$68
2016	19
2017	1

Total	$88

Rent and related expenses were $ 77 and $ 54 for the years ended December 31, 2014 and 2013, respectively.

b.	Royalties to the Office of the Chief Scientist ("the OCS"):

Under the Company's subsidiary research and development agreements with the OCS and pursuant to applicable laws, the Company is required to pay royalties at the rate of 3-3.5% of sales of products developed with funds provided by the OCS, up to an amount equal to 100% of the OCS research and development grants received, linked to the dollar including accrued interest at the LIBOR rate. The Company is obligated to repay the Israeli Government for the grants received only to the extent that there are sales of the funded products.

As of December 31, 2014, the Company has a contingent obligation to pay royalties in the principal amount of approximately $ 492. In addition, the OCS may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

c.	In December 2011, the Company entered into a license agreement with a third party to manufacture and sell its products. According to the agreement, the Company was obligated to market and sell the third party's products and pay future royalties as a percentage of actual revenues. In the second quarter of 2014, followed the expiration of the agreement, the Company recorded a provision associated with a potential dispute with the third party.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7:-	CONVERTIBLE PROMISSORY NOTES

a.	In November 2011, the Company issued Convertible B-1 Promissory Notes (the "B-1 Promissory Notes") to new and existing stockholders for a consideration of $ 1,000. The B-1 Promissory Notes bore 10% annual interest and were automatically convertible into Series B-1 Participating Convertible Preferred stock ("Series B-1 Preferred stock") upon certain events as defined in the agreement, at a fixed conversion price of $ 0.284 per share. If the B-1 Promissory Notes were not converted, the Company was required to pay the unpaid principal amount and interest accrued on the earlier of an "Event of Default" (as defined in the agreement) or November 15, 2014 (the "Maturity Date").

Following the above, the Company's then outstanding old Series B Participating Convertible Preferred stock (“Old Series B Preferred stock”) and warrants to purchase Old Series B Preferred stock, issued during 2009 through 2011, were automatically cancelled and the holders of the Old Series B Preferred stock received Convertible B-2 Promissory Notes (the "B-2 Promissory Notes") in an aggregate amount of $ 1,557. The terms of the B-2 Promissory Notes terms were identical to those of the B-1 Promissory Notes, except that such B-2 Promissory Notes were convertible into shares of series B-2 Participating Convertible Preferred stock ("Series B-2 Preferred stock") and the conversion price set forth in such notes was $ 0.199 per share (reflecting a 30% discount on the B-1 Promissory Notes' conversion price mentioned above).

The B-1 Promissory Notes and the B-2 Promissory Notes are considered to be a liability pursuant to ASC 480 "Distinguishing Liabilities from Equity." The convertible notes are presented at accreted value, which includes the principal amount of the convertible notes less any discount and accumulated interest accrued over the term of the convertible notes, using the interest method.

In addition, the Company issued to the holders of the warrants to purchase Old Series B Preferred stock new warrants to purchase 2,319,062 shares of Series B-2 Preferred stock with a fixed exercise price of $ 0.199 (reflecting a 30% discount on the fair value of the Company's Preferred stock on that date). The warrants expire on November 15, 2018. The fair value of the warrants on the issuance date was $ 571 and was recorded as equity in accordance with ASC 470.

As a result of issuing the warrants and as a result of the discount on the conversion price of the B-2 Promissory Note, the Company recorded in 2011 benefit component in the amount of $ 1,142, to be amortized over the terms of the B-2 Promissory Notes.

The Company’s B-1 Promissory Notes and B-2 Promissory Notes matured on November 15, 2014. The entire outstanding principal balance and any outstanding fees or interest became due and payable in full on such date. As of December 31, 2014, the Company had not repaid any amount under these notes, and they continued to accrue interest. See also Note 14c.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7:-	CONVERTIBLE PROMISSORY NOTES (Cont.)

b.	During February 2013, the Company signed a convertible promissory notes agreement ("The Agreement") and issued convertible promissory notes ("The Notes") to certain investors. In addition, the Company issued to the stockholder warrants to purchase 37,594 shares of Common stock. The exercise price at which the warrants may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The warrants expire within a period of five years, based on the issuance date (see also Note 10d).

As of December 31, 2013, the Company had signed a second, third, fourth and fifth amendment to The Agreement, amended and restated The Notes and issued warrants to purchase an additional 37,594 shares of Common stock per amendment in consideration for a principal amount of $ 600.

During February 2014 through December 2014, the Company signed a sixth, seventh, eighth, ninth, tenth, eleventh, twelfth, thirteenth and fourteenth amendment to The Agreement, amended and restated the Notes with each amendment and issued warrants to purchase an additional 37,594 shares of Common stock per amendment in consideration for $ 900.

The Notes are convertible to Common stock and bear 6% interest, computed annually and should be fully due and payable at the earliest of April 30, 2015or upon an event of default, as defined in The Agreement.

c.	On April 28, 2014, the Company signed an amendment to The Agreement, pursuant to which The Notes were amended to be convertible into shares of Series C Preferred stock rather than Common stock. On the same date, the Company entered into a master amendment agreement with certain major stockholders pursuant to which the series B-1 promissory notes and series B-2 promissory notes held by them were amended to be convertible into shares of Series C Preferred stock rather than Common stock. Also on April 28, 2014, the Company amended the warrants to purchase shares of series B-2 participating convertible Preferred stock held by the entities party to the master amendment agreement to include provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of the Company's Common stock. This limitation may be waived upon not less than 61 days prior written notice to the Company, and will expire the day before the applicable warrant expires..

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8:-	FAIR VALUE MEASUREMENTS

During February 2013 through December 2014, the Company issued to the holders of The Notes warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrants may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events including "down round" protection. The warrants expire on February 2018 through December 2019, based on the issuance date (see also Note 7b, 7c).

The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in fair values being recognized in the Company’s consolidated statement of comprehensive loss as financial income or expenses.

In estimating the warrants' fair value the Company used the following assumptions:

	December 31,
	2014	2013

Dividend yield (1)	0%	0%
Expected volatility (2)	63%	58%
Risk-free interest (3)	0.67%	0.13%
Expected term (years) (4)	3.5-4.5	1

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over the term that is equivalent to the expected term of the option.
(3)	Risk-free interest - based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - the expected term was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

	Fair value of warrants to Common stock
	2014	2013

Balance at January 1	$253	$-
Fair value of warrants issued during twelve months ended December 31	343	176
Change in fair value of warrants	138	77

Balance at December 31	$734	$253

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-	TAXES ON INCOME

a.	As of December 31, 2014, the U.S. Company had federal and state net operating carry forward tax losses of approximately $ 11,430. The federal operating loss can be offset against taxable income for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

b.	Foreign tax:

1.	Income Tax (Inflationary Adjustments) Law, 1985:

According to the law, until 2007, the results for tax purposes were adjusted for the changes in the Israeli CPI.

In February 2008, the "Knesset" (Israeli parliament) passed an amendment to the Income Tax (Inflationary Adjustments) Law, 1985, which limits the scope of the law starting 2008 and thereafter. Starting 2008, the results for tax purposes are measured in nominal values, excluding certain adjustments for changes in the Israeli CPI carried out in the period up to December 31, 2007. The amendment to the law includes, among other things, the elimination of the inflationary additions and deductions and the additional deduction for depreciation starting 2008.

2.	The Law for the Encouragement of Capital Investments, 1959 (“the Law”):

According to the law, the Company's subsidiary is entitled to various tax benefits by virtue of the "Beneficiary Enterprise" status granted to the subsidiary, defined by this law.

The principal benefits are:

The subsidiary is tax exempt for a benefit period of two years and in the five subsequent years of the benefit period is subject to a reduced tax rate of 10%-25% (based on percentage of foreign ownership).

According to the law, the benefit period commences in the later of the year elected by the subsidiary or the first year in which the subsidiary has taxable income, provided that 12 years have not elapsed from the beginning of the year of election. The subsidiary has elected 2005 as the year of election.

If dividends are distributed out of tax exempt profits, the subsidiary will then become liable for tax at the rate applicable to its profits from the approved enterprise in the year in which the income was earned, as if it had not chosen the alternative track of benefits. The subsidiary's policy is not to distribute dividends out of these profits.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

Conditions for the entitlement to the benefits:

The above benefits are conditional upon the fulfillment of the conditions stipulated by the law, regulations published thereunder and the letters of approval for the specific investments in the Beneficiary Enterprise. In the event of failure to comply with these conditions, the benefits may be canceled and the subsidiary may be required to refund the amount of the benefits, in whole or in part, including interest. The Company’s management believes that the subsidiary is meeting the aforementioned conditions.

In December 2010, the "Knesset" passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011 ("the 2011 and 2012 Amendment"), which prescribes, among others, amendments in the Law for the Encouragement of Capital Investments, 1959 ("the Law"). The 2011 and 2012 Amendment became effective as of January 1, 2011. According to the 2011 and 2012 Amendment, the benefit tracks in the Law were modified and a flat tax rate applies to the Company's entire preferred income under its status as a preferred company with a preferred enterprise. Commencing from the 2011 tax year, the Company will be able to apply (the waiver is non-recourse) the 2011 and 2012 Amendment and from the elected tax year and onwards, it will be subject to the amended tax rates that are: 2011 and 2012 - 15% (in development area A - 10%), 2013 and 2014 - 12.5% (in development area A - 7%) and in 2015 and thereafter - 12% (in development area A - 6%). Certain "Special Industrial Companies" that meet certain criteria would enjoy further reduced tax rates of 5% in Zone A and 8% elsewhere. The profits of these Industrial Companies would be freely distributable as dividends, subject to a 15% withholding tax (or lower, under an applicable tax treaty)

On August 5, 2013, the "Knesset" issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2013 and 2014), 2013 which consists of Amendment 71 to the Law for the Encouragement of Capital Investments ("the 2013 and 2014 Amendment"). According to the 2013 and 2014 Amendment, the tax rate on preferred income from a preferred enterprise in 2014 and thereafter will be 16% (in development area A - 9%).

The 2013 and 2014 Amendment also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings as above will be subject to tax at a rate of 20%.

The Company and its subsidiary has tested the impact of the 2013 and 2014 Amendment to the Law on its financial statements, and as of the publication of the reports the Company and its subsidiary estimate that it will not be impacted by the initiation of the 2013 and 2014 Amendment as of the tax year 2014.

This estimation of the Company and its subsidiary might change in the future until the submission of the final decision to the tax authorities, as stated in the 2013 and 2014 Amendment.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

3.	Tax rates:

The Israeli corporate tax rate in 2014 is 26.5% and in 2013 is 25%.

On July 30, 2013, the “Knesset” approved the second and third readings of the Economic Plan for 2013-2014 ("Amended Budget Law") which consists, among others, of fiscal changes whose main aim is to enhance long-term collection of taxes.

These changes include, among others, raising the Israeli corporate tax rate from 25% to 26.5%, cancelling the lowering of the tax rates applicable to preferred enterprises (9% in development area A and 16% in other areas), taxing revaluation gains and increasing the tax rates on dividends within the scope of the Law for the Encouragement of Capital Investments to 20% effective from January 1, 2014.

4.	Taxes on income recorded in the statement of comprehensive loss for the year ended December 31, 2014 are all current year taxes.

5.	The subsidiary has final tax assessments through 2009.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company`s deferred tax assets are as follows:

	December 31,
	2014	2013
Deferred tax assets:

Net operating loss carry forward	$3,886	$3,472
Temporary differences	10	12

Deferred tax assets before valuation allowance	3,896	3,484
Valuation allowance	(3,896)	(3,484)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2014 and 2013.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

d.	Loss before taxes on income:

	Year ended December 31,
	2014	2013

Domestic	$1,821	$881
Foreign	777	1,073

	$2,598	$1,954

e.	Taxes on income:

Taxes on income for the period ended December 31, 2014 are foreign current taxes related to the Israeli subsidiary following the intercompany service agreement with the Company.

f.	The main reconciling item between the statutory tax rate of the Company and the effective tax rate is the recognition of valuation allowances in respect of deferred taxes relating to accumulated net operating losses carried forward due to the uncertainty of the realization of such deferred taxes.

NOTE 10:-	STOCKHOLDERS' DEFICIENCY

On May 7, 2014, the Company effected a reverse split of the Company's Common stock of seven (7) for one (1) (i.e., seven shares of Common stock, $ 0.001 nominal value each, will be combined into one share of Common stock $ 0.001 nominal value). All Common stock and per share data included in these financial statements for all periods presented have been retroactively adjusted to reflect the reverse split.

a.	Composition of stock capital:

	December 31, 2014		December 31, 2013
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	number of shares		number of shares

Common stock of $ 0.001 par value	24,000,000	163,580	24,000,000	155,009
Series A-1 Preferred stock of $ 0.001 par value	400,000	222,620	400,000	222,620
Series A-2 Preferred stock of $ 0.001 par value	300,000	171,612	300,000	171,612
Series B-1 Preferred stock of $ 0.001 par value	4,650,000	-	4,650,000	-
Series B-2 Preferred stock of $ 0.001 par value	12,650,000	-	12,650,000	-
Series C Preferred stock of $ 0.001 par value	5,500,000	-	-	-

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

b.	Common Stock:

The Common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

c.	Series A, B and C Preferred Stock:

1.	Series A and B Preferred Stock

Liquidation preference - Upon any liquidation, dissolution or winding up of the Company, (i) first, each series B holder will be entitled to be paid, before any distribution or payment is made upon any other securities of the Company, an amount in cash equal to the aggregate Series Issuance Price (subject to adjustments) of all shares of Series B Preferred stock held by such holder; (ii) second, each series A holder will be entitled to be paid, before any distribution or payment is made upon any junior securities of the Company, an amount in cash equal to the aggregate Series Issuance Price (subject to adjustments) of all shares of Series A Preferred stock held by such holder, (iii) thereafter, each series A holder and series B holder shall participate in any distribution or payment on a pro-rata basis with all junior securities, and such shares shall thereafter confer only the rights of Common stock, as if such holder's Preferred stock had been converted into Common stock.

Voting rights - Each outstanding share of Series A Preferred stock and Series B Preferred stock shall have the number of votes equal to the number of whole shares of Common stock, into which such share of Preferred stock is then convertible.

Conversion - Each share of Series A Preferred stock or Series B Preferred stock shall be convertible, at the option of the holder thereof, at any time and from time to time, and without the payment of additional consideration by the holder thereof, into such number of fully paid and non-assessable shares of Common stock as is determined by dividing the applicable Series Issuance Price by the conversion price in effect at the time of conversion.

In each case, subject to adjustment for any and all recapitalizations, reclassifications, stock splits, reverse stock splits, stock dividends, subdivisions, combinations or similar events.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

2.	Series C Preferred Stock

Each share of Series C Preferred stock is convertible into one share of Common stock (subject to adjustment) at any time at the option of the holders, provided that each holder would be prohibited from converting Series C Preferred stock into shares of Common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

In the event of liquidation, dissolution, or winding up, each holder of Series C Preferred stock could elect to receive either (i) in preference to any payments made to the holders of Common stock and any other junior securities, a payment for each share of Series C Preferred stock then held equal $ 0.001, plus an additional amount equal to any dividends declared but unpaid on such shares, and any other fees or liquidated damages then due and owing thereon or (ii) the amount of cash, securities or other property to which such holder would be entitled to receive with respect to each share of Series C Preferred stock if such share of Series C Preferred stock had been converted to Common stock immediately prior to such liquidation, dissolution, or winding up (without giving effect to any conversion limitations).

Shares of Series C Preferred stock are not entitled to receive any dividends, unless and until specifically declared by the board of directors. However, holders of Series C Preferred stock are entitled to receive dividends on shares of Series C Preferred stock equal (on an as-if-converted-to-Common-stock basis) to and in the same form as dividends actually paid on shares of the Common stock when such dividends are specifically declared by the board of directors. The Company is not obligated to redeem or repurchase any shares of Series C Preferred stock. Shares of Series C Preferred stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Each holder of Series C Preferred stock is entitled to the number of votes equal to the number of whole shares of Common stock into which the shares of Series C Preferred stock held by such holder are then convertible (subject to the beneficial ownership limitations) with respect to any and all matters presented to the stockholders for their action or consideration. Holders of Series C Preferred stock vote together with the holders of Common stock as a single class, except as provided by law and except that the consent of holders of a majority of the outstanding Series C Preferred stock is required to amend the terms of the Series C Preferred stock.

d.	Warrants issued to investors:

1.	In November 2011, the Company issued to some of its stockholder warrants to purchase 2,319,062 shares of Series B-2 Preferred stock with a fixed exercise price of $ 0.199 per share (reflecting a 30% discount on the fair value of the Company's Preferred stock on that date). The warrants expire on November 15, 2018 (see also Note 8a).

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

2.	In February 2013 through December 2014, the Company issued to some of its stockholder warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrant may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The warrants shall expire in February 2018 through December 2019, based on the issuance date (see also Note 8b, 8c).

e.	Stock option plan:

In November 2004, the Board of Directors of the Company adopted a stock option plan ("the Plan"), according to which options may be granted to employees, directors and consultants.

Pursuant to the Plan, the Company reserved for issuance 400,000 shares of Common stock. Each option entitles the holder to purchase one share of Common stock of the Company and expires after 10 years from the date of grant. Any options that are terminated, cancelled, forfeited or not exercised, become available for future grants.

In November 2014, 10 years after it was adopted, the Plan expired.

In February 2014, the Board of Directors of the Company adopted a new stock option plan ("the New Plan"), according to which options may be granted to employees, directors and consultants.

Pursuant to the New Plan, the Company reserved for issuance 714,286 shares of Common stock. Each option entitles the holder to purchase one share of Common stock of the Company and expires after 10 years from the date of grant. Any options that are terminated, cancelled, forfeited or not exercised, become available for future grants.

As of December 31, 2014, under the New Plan, 677,141 options were available for future grants.

1.	Option issued to employees

The fair value for options granted in 2014 and 2013 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Year ended December 31,
	2014	2013

Risk free interest	1.96%	0.77%
Dividend yields	0%	0%
Volatility	60%	54%
Expected term (in years)	6	5-6

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

A summary of the Company's options activity and related information with respect to options granted to employees during the years ended December 31, 2014 and 2013 are as follows:

	Year ended December 31,
	2014		2013
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding - beginning of the year	322,542	$4.61	46,828	$30.1
Granted	37,145	$2.66	275,714	$0.28
Exercised	(8,571)	$0.07	-	$-
Expired or Forfeited	(11,257)	$41.3	-	$-

Outstanding - end of the year	339,859	$3.30	322,542	$4.61

Exercisable at end of year	302,714	$3.37	322,542	$4.61

The weighted average fair value of the options granted in the year ended December 31, 2014 was $ 1.84.

The weighted average remaining contractual life as of December 31, 2014 is 8.07 years. The aggregated intrinsic value of outstanding options, as of December 31, 2014 and 2013 is $ 651 and $ 756, respectively.

As of December 31, 2014, compensation cost in the amount of $ 51 will be recognized in the years 2015-2017.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

2.	Option issued to non-employees

The Company's outstanding options granted to consultants as of December 31, 2014 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share	Options exercisable	Expiration date

April 2005	321	$47.18	321	April 2015
December 2005	143	$47.18	143	December 2015
September 2006	500	$23.59	500	September 2016
April 2007	357	$24.21	357	April 2017
December 2007	1,500	$84.56	1,500	December 2017
April 2009	1,071	$72.45	1,071	April 2019
December 2010	786	$1.99	786	December 2020
March 2013	30,000	$1.96	30,000	March 2023
October 2013	1,000	$1.96	1,000	December 2023
February 2014	714	$1.96	714	February 2024

Total	36,392	$7.63	36,392

As of December 31, 2014 , all options granted to non-employees are fully vested. The fair value of the Company's stock options granted to non-employees for the year ended December 31, 2014 and 2013 was calculated using the following weighted average assumptions:

	Year ended December 31,
	2014	2013

Dividend yield	0%	0%
Expected volatility	60%	54%-58%
Risk-free interest	1.73%	2.52%-3.04%
Expected term (years)	10	6-10

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

3.	Stock-based compensation

The stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Year ended December 31,
	2014	2013

Research and development	$2	$213
Selling and marketing	5	51
General and administrative	17	215

	$24	$479

NOTE 11:-	FINANCIAL EXPENSE, NET

	Year ended December 31,
	2014	2013

Interest on promissory notes	$372	$316
Benefit component of promissory notes	885	466
Change in fair value of warrants	138	77
Other financial expense (income)	(8)	21

	$1,387	$880

NOTE 12:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

ASC 280, "Segment Reporting," establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products mainly through distributor agreements. The following is a summary of revenues within geographic areas:

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 12:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA (Cont.)

	Year ended December 31,
	2014	2013

United States	$83	$108
Israel	28	16
Europe	46	25
India	11	14
Rest of the world	35	48

	$203	$211

During the year ended December 31, 2014, 10.2% of the Company's revenues were gained from sales to a single customer in the United States.

During the year ended December 31, 2013, there were no sales to a single customer exceeding 10% of the Company's revenues.

The Company's long-lived assets are all located in Israel.

NOTE 13:-	BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company's basic and diluted net loss per share of Common stock:

	Year ended December 31
	2014	2013

Net loss attributable to holders of Common stock as reported	$(2,647)	$(1,989)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	$155,009	$155,009

Net loss per share of Common stock, basic and diluted	$(17.08)	$(12.83)

For the years ended December 31, 2014 and 2013, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 14:-	SUBSEQUENT EVENTS

a.	In January and February, 2015, the Company entered into securities purchase agreements with certain investors providing for the issuance of shares of Common stock, Series C Preferred stock and warrants to purchase shares of Common stock. Pursuant to these agreements, the Company has issued an aggregate of 833,333 shares of Series C Preferred stock, 216,667 shares of Common stock and warrants to purchase 420,000 shares of Common stock at an exercise price of $3.00 per share and warrants to purchase 420,000 shares of Common stock at an exercise price of $6.00 per share, for aggregate consideration of $3,150.

b.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Company anticipates that the Form 10 will be effective on April 10, 2015.

c.	In February 2015, upon the receipt by the Company of investment amounts aggregating to $3,150, the B-1 Promissory Notes converted by their terms into an aggregate of 560,594 shares of Series B-1 Preferred stock and 123,057 shares of Series C Preferred stock, and the Company's B-2 Promissory Notes converted by their terms into an aggregate of 1,174,042 shares of Series B-2 Preferred stock and 333,959 shares of Series C Preferred stock.

d.	On March 25, 2015, the Company entered into an employment agreement with its chief executive officer. Under this employment agreement, he is entitled to a fee based on sales of the Company’s PainShield product in the United States or Canada during the term of the employment agreement.

e.	On March 25, 2015, the Company entered into a services agreement with an entity controlled by our chief executive officer. Pursuant to the agreement, the Company is required to pay this entity $4,000 per month in exchange for the provision of services that include the use of its office, the provision of telephone, fax and utilities at such office, processing for shipping of our products, customer service, maintenance of quality, service and repair records and payment processing.

f.	On March 25, 2015, the Company granted options to purchase 451,500 shares of Common stock to employees and directors pursuant to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. The options have an exercise price of $2.57 and a term of ten years, and primarily vest one-third annually commencing on the one-year anniversary of the date of grant.

g.	On March 25, 2015, the Company issued warrants to purchase up to 61,000 shares of Common stock to related party as consideration for the provision of guidance and assistance in connection with the filing of the Company’s Form 10 and becoming a public reporting company. The warrants have an exercise price of $2.57 per share, subject to adjustment.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

h.	On March 25, 2015, the Company entered into an agreement with a member of our board of directors, pursuant to which, as consideration for his efforts developing, pursuing approval of, and/or raising market awareness and acceptance of the Company’s vibrating urology catheter-related products, the director is entitled to a fee for all such products sold in the United States or Canada during the term of the agreement. At the Company’s option, the fee may be paid in the form of cash or shares of our common stock. If paid in cash the director must use a portion of the fee to purchase shares of our common stock in the open market within 30 days, subject to any limitations or restrictions that may apply under applicable laws.

i.	The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its annual consolidated financial statements as of December 31, 2014 and for the year then ended, the Company evaluated subsequent events through March 30, 2015, the date that the consolidated financial statements were issued.

- - - - - - - - - - - - -

- F-33 -