Form 10-Q
period 2015-03-31
NanoVibronix, Inc.
filed 2015-05-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-36445

NanoVibronix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Boulevard
Elmsford, New York	10523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 15, 2015 was 2,611,328 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	March 31,	December 31,
	2015	2014
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,796	$90
Trade receivables	18	21
Prepaid expenses and other accounts receivable	15	19
Inventories	29	35

Total current assets	2,858	165

PROPERTY AND EQUIPMENT, NET	16	18

DEFERRED ISSUANCE COSTS	-	358

SEVERANCE PAY FUND	177	182

Total assets	$3,051	$723

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

	March 31,		December 31,
	2015		2014
	Unaudited		Audited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$89		$101
Other accounts payable	345		702
Convertible Promissory notes	1,500		4,617

Total current liabilities	1,934		5,420

LONG-TERM LIABILITIES:
Warrants to purchase Common stock	709		734
Accrued severance pay	179		185

Total long-term liabilities	888		919

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.001 par value -
Authorized: 24,000,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 380,247 and 163,580 shares at March 31, 2015 and December 31, 2014, respectively.	*)		*)
Series A-1 Preferred stock of $ 0.001 par value - Authorized: 400,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 222,620 shares at March 31, 2015 and December 31, 2014	*)		*)
Series A-2 Preferred stock of $ 0.001 par value - Authorized: 300,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 171,612 shares at March 31, 2015 and December 31, 2014	*)		*)
Series B-1 Preferred stock of $ 0.001 par value - Authorized: 4,650,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 683,650 and 0 shares at March 31, 2015 and December 31, 2014, respectively	1		-
Series B-2 Preferred stock of $ 0.001 par value - Authorized: 12,650,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 1,508,001 and 0 shares at March 31, 2015 and December 31, 2014, respectively	2		-
Series C Preferred stock of $ 0.001 par value -
Authorized: 5,500,000 shares at March 31, 2015 and December 31, 2014; Issued and outstanding: 833,333 and 0 shares at March 31, 2015 and December 31, 2014, respectively	*	)	-
Additional paid-in capital	17,706		11,234
Accumulated deficit	(17,480)		(16,850)

Total stockholders' equity (deficiency)	229		(5,616)

Total liabilities and stockholders' deficiency	$3,051		$723

*) Represents an amount lower than $ 1 thousands.

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
	Unaudited

Revenues	$29	$62

Cost of revenues	10	22

Gross profit	19	40

Operating expenses:

Research and development	95	90

Selling and marketing	109	69

General and administrative	126	48

Total operating expenses	330	184

Operating loss	311	144

Financial expense, net	315	341

Loss before taxes on income	626	485

Taxes on income	4	18

Net loss	$630	$503

Total comprehensive loss	$630	$503

Net basic and diluted loss per share	$(2.24)	$(3.24)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	281,543	155,009

 The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

	Preferred stock			Common stock				Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount		Number	Amount			capital	deficit	(deficiency)

Balance as of January 1, 2014 (audited)	394,232	$ *)		155,009		$ *)		$10,906	$(14,203)	$(3,297)

Stock-based compensation related to options granted to consultants and employees	-	-		-		-		24	-	24
Exercise of options	-	-		8,571		*	)	-	-	* )
Benefit component of convertible notes	-	-				*	)	304	-	304
Total comprehensive loss	-	-		-		-		-	(2,647)	(2,647)

Balance as of December 31, 2014 (audited)	394,232	*	)	163,580		*)		11,234	(16,850)	(5,616)

Issuance of Common stock, net of issuance costs	-	-		216,667		*	)	511	-	511
Issuance of Preferred C stock, net of issuance costs	833,333	*	)	-		-		1,964	-	1,964
Issuance of warrants to Common stock	-	-		-		-		446	-	446
Conversion of Promissory Notes into Preferred B-1 stock and Preferred C stock	683,650	1		-		-		1,358	-	1,359
Conversion of Promissory Notes into Preferred B-2 stock and Preferred C stock	1,508,001	2		-		-		2,099	-	2,101
Issuance of warrants to consultant	-	-		-		-		84	-	84
Stock-based compensation related to options granted to consultants and employees	-	-		-		-		10	-	10
Total comprehensive loss	-	-		-		-		-	(630)	(630)

Balance as of March 31, 2015 (unaudited)	3,419,216	$3		380,247	$	*	)	$17,706	$(17,480)	$229

	Preferred stock				Common stock				Additional paid-in	Accumulated	Total stockholders'
	Number	Amount			Number	Amount			capital	deficit	deficiency

Balance as of January 1, 2014 (audited)	394,232		$ *)		155,009		$*)		$10,906	$(14,203)	$(3,297)

Stock-based compensation related to options granted to consultants and employees	-		-		-		-		3	-	3
Benefit component of convertible notes	-		-		-		-		52	-	52
Total comprehensive loss	-		-		-		-		-	(503)	(503)

Balance as of March 31, 2014 (unaudited)	394,232	$	*	)	155,009	$	*	)	$10,961	$(14,706)	$(3,745)

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Three months ended March 31,
	2015	2014
	Unaudited
Cash flows from operating activities:

Net loss	$(630)	$(503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	2
Stock based compensation	10	3
Benefit component of Promissory Notes	285	75
Valuation of warrants to purchase Common stock	(25)	32
Decrease (increase) in trade receivables	3	(1)
Decrease in prepaid expenses and other accounts receivable	362	1
Decrease (increase) in inventories	6	(7)
Increase (decrease) in accounts payable	(12)	15
Decrease in other accounts payable	(357)	(5)
Decrease in accrued severance pay, net	(1)	-
Accrued interest on Promissory Notes	58	231

Net cash used in operating activities	(299)	(157)

Cash flows from financing activities:
Proceeds from issuance of Common stock, Preferred stock and warrants, net of issuance costs	3,005	-
Proceeds from issuance of Promissory Notes and warrants	-	100

Net cash provided by financing activities	3,005	100

Increase (decrease) in cash and cash equivalents	2,706	(57)
Cash and cash equivalents at the beginning of the period	90	94

Cash and cash equivalents at the end of the period	$2,796	$37

Supplemental information and disclosure of non-cash financing transactions:

Issuance costs	$-	$149
Conversion of Promissory Notes into Preferred B-1, B-2 stock and Preferred C stock	$3,457	$-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 1:-	GENERAL

a.	NanoVibronix, Inc. ("the Company"), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company's principal research and development activities are conducted in Israel through its wholly-owned subsidiary, Nano Vibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

b.	The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the three month period ended on March 31, 2015, the Company continued to incur losses and negative cash flows from operating activities amounting to $ 630 and $ 299, respectively.

c.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015. See also Note 8b.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2014 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of March 31, 2015 have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2015, the Company’s consolidated results of operation and the consolidated cash flows for the three months ended March 31, 2015. Results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-	FAIR VALUE MEASURMENTS

ASC 820, "Fair Value Measurements and Disclosures" ("ASC 820"), defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions and risk of nonperformance.

ASC 820 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. ASC 820 establishes three levels of inputs that may be used to measure fair value.

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets and liabilities.

During February 2013, the Company signed a convertible Promissory Notes agreement ("The Agreement") and issued convertible Promissory Notes ("The Notes") to certain investors. In addition, the Company issued to the Note holders warrants to purchase 37,594 shares of Common stock. The exercise price at which the warrants may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events including "down round" protection. The warrants expire within a period of five years, based on the issuance date.

During February 2013 through December 2014, the Company had signed a second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh, twelfth, thirteenth and fourteenth amendment to The Agreement, amended and restated the Notes with each amendment and issued warrants to purchase an additional 37,594 shares of Common stock per amendment in consideration for an additional $ 100 per amendment.

As of December 31, 2014, the Company had issued a total of 563,910 warrants to purchase shares of Common stock to the holders of The Notes.

The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in fair values being recognized in the Company’s consolidated statement of comprehensive loss as financial income or expense.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 4:-	FAIR VALUE MEASURMENTS (Cont.)

In estimating the warrants' fair value, the Company used the following assumptions:

Issuance date and March 31,
2015

Dividend yield (1)	0%
Expected volatility (2)	63-67%
Risk-free interest (3)	0.89-1.37%
Expected term (years) (4)	3.25-4.25

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrant.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

Fair value of warrants to Common stock

Balance at January 1, 2015	$734
Change in fair value of warrants	(25)

Balance at March 31, 2015	$709

In addition, the Company’s financial instruments also include cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, accounts payable and other accounts payable. The fair value of these financial instruments was not materially different from their carrying values as of March 31, 2015 due to the short-term maturities of such instruments.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 5:-	STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	In January and February 2015, the Company entered into securities purchase agreements with certain investors providing for the issuance of shares of Common stock, shares of Series C Preferred stock and warrants to purchase shares of Common stock. Pursuant to these agreements, the Company issued an aggregate of 833,333 shares of Series C Preferred stock, 216,667 shares of Common stock and warrants to purchase 420,000 shares of Common stock at an exercise price of $3.00 per share and warrants to purchase 420,000 shares of Common stock at an exercise price of $ 6.00 per share, for aggregate consideration of $ 3,005 net of issuance costs of $ 145, which were previously recorded as deferred issuance costs.

b.	In February 2015, upon the receipt by the Company of investment amounts aggregating $ 3,150, as described above, the B-1 Promissory Notes converted by their terms into an aggregate of 560,594 shares of the Company's Series B-1 Preferred stock and 123,057 shares of Series C Preferred stock, and the Company's B-2 Promissory Notes converted by their terms into an aggregate of 1,174,042 shares of Series B-2 Preferred stock and 333,959 shares of Series C Preferred stock.

NOTE 6:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2015	2014

United States	$16	$28
Europe	3	9
Israel	-	6
India	3	2
Rest of the world	7	17

	$29	$62

During the three month period ended March 31, 2015, revenues from a distributor accounted for 22% of total revenues. During the three month period ended March 31, 2014, revenues from a distributor accounted for 28% of total revenues.

The Company's long-lived assets are all located in Israel.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands

NOTE 7:-	RELATED PARTY TRANSACTIONS

a.	On March 25, 2015, the Company entered into an employment agreement with its chief executive officer. Under this employment agreement, he is entitled to a fee based on sales of the Company’s PainShield product in the United States or Canada during the term of the employment agreement.

b.	On March 25, 2015, the Company issued warrants to purchase up to 61,000 shares of Common stock to a related party as consideration for the provision of guidance and assistance in connection with the filing of the Company’s Form 10 and becoming a public reporting company. The warrants have an exercise price of $2.57 per share, subject to adjustment.

c.	On March 25, 2015, the Company entered into an agreement with a member of the board of directors, pursuant to which, as consideration for his efforts developing, pursuing approval of, and/or raising market awareness and acceptance of the Company’s vibrating urology catheter-related products, the director is entitled to a fee for all such products sold in the United States or Canada during the term of the agreement. At the Company’s option, the fee may be paid in the form of cash or shares of Common stock. If paid in cash, the director must use a portion of the fee to purchase shares of Common stock in the open market within 30 days, subject to any limitations or restrictions that may apply under applicable laws.

NOTE 8:-	SUBSEQUENT EVENTS

a.	In April 2015, subsequent to the balance sheet date, the holders of the Fifteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of the Company's Series C Preferred stock.

b.	In April 2015, subsequent to the balance sheet date, upon the effectiveness of the Company's Form 10 filed with the Securities and Exchange Commission, the outstanding shares of Series A-1 Preferred stock, Series A-2 Preferred stock, Series B-1 Preferred stock and Series B-2 Preferred stock converted by their terms into 2,131,081 shares of Common stock.

c.	In April 2015, subsequent to the balance sheet date, the Company issued 100,000 shares of Common stock to its legal counsel as part of the total consideration for its legal services associated with the Company’s fund raising.

d.	The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of March 31, 2015 (unaudited) and for the three month period then ended (unaudited), the Company evaluated subsequent events through May 14, 2015 the date that the consolidated financial statements were issued.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

Unless the context requires otherwise, references in this Form 10-Q to the “Company,” “NanoVibronix,” “we,” “our” and “us” refer to NanoVibronix, Inc., a Delaware corporation, and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

·	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of WoundShield™ and our other product candidates.
·	Regulatory actions that could adversely affect the price of or demand for our approved products.
·	Market acceptance of existing and new products.
·	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
·	Our intellectual property portfolio.
·	Possible litigation related to our terminated license agreement for NanoVibronix NPWT.
·	Our ability to recruit and retain qualified regulatory and research and development personnel.
·	Unforeseen changes in healthcare reimbursement for any of our approved products.
·	Lack of financial resources to adequately support our operations.
·	Difficulties in maintaining commercial scale manufacturing capacity and capability.
·	Our ability to generate internal growth.
·	Changes in our relationship with key collaborators.
·	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
·	Our failure to comply with regulatory guidelines.
·	Uncertainty in industry demand and patient wellness behavior.
·	General economic conditions and market conditions in the medical device industry.
·	Future sales of large blocks of our common stock, which may adversely impact our stock price.
·	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for additional risks which could adversely impact our business and financial performance. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

Recent Events

In April 2015, the holders of our Fifteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of our series C preferred stock.

In April 2015, upon the effectiveness of our Form 10 filed with the Securities and Exchange Commission, the outstanding shares of our series A-1 preferred stock, series A-2 preferred stock, series B-1 preferred stock and series B-2 preferred stock converted by their terms into 2,131,081 shares of our common stock.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have not been any material changes to such critical accounting policies since December 31, 2014.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our currency is the dollar.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. For the three months ended March 31, 2015 and 2014, our revenues were approximately $29,000 and $62,000, respectively, a decrease of approximately 53.2%, or $33,000, between the periods. The decrease was mainly attributable to a decrease in volume of sales to our distributor in the United States. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2015, the percentage of revenues attributable to our products was: PainShield - 97% and UroShield - 3%. For the three months ended March 31, 2014, the percentage of revenues attributable to our products was: PainShield - 96% and UroShield - 4%. For the three months ended March 31, 2015 and 2014, the percentage of revenues attributable to our disposable products was 44% and 34%, respectively. For the three months ended March 31, 2015 and 2014, the portion of our revenues that was derived from distributors was 11% and 57%, respectively.

Gross Profit. For the three months ended March 31, 2015, gross profit decreased by approximately 52.5%, or $21,000, to approximately $19,000 from approximately $40,000 during the same period in 2014. The decrease was due to the decrease in revenues.

Gross profit as a percentage of revenues was approximately 66% and 65% for the three months ended March 31, 2015 and 2014, respectively. Maintaining similar percentage of gross margin between the periods is mainly attributable to our cost structure. A significant portion of our cost of sales expenses are variable expenses, which increase when sales volume increases, and therefore changes in our quarterly revenues have marginal effect on our gross margin.

Research and Development Expenses. For the three months ended March 31, 2015 and 2014, research and development expenses were approximately $95,000 and $90,000, respectively, an increase of approximately 5.6%, or $5,000, between the periods. This slight increase was mainly due to patent registration expenses.

Research and development expenses as a percentage of total revenues were approximately 327.6% and 145.2% for the three months ended March 31, 2015 and 2014, respectively. The increase was due primarily to our decrease in revenues, described above.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2015 and 2014, selling and marketing expenses were approximately $109,000 and $69,000, respectively, an increase of approximately 58.0%, or $40,000, between the periods. The increase was mainly due to an increase in our salary expenses associated with an increase in headcount in our sales organization in the United States that were incurred in the three months ended March 31, 2015.

Selling and marketing expenses as a percentage of total revenues were approximately 375.9% and 111.3% for the three months ended March 31, 2015 and 2014, respectively. The increase was due primarily to the decrease in revenues and the increase in salary expenses described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2015 and 2014, general and administrative expenses were approximately $126,000 and $48,000, respectively, an increase of approximately 162.5%, or $78,000, between the periods. The increase was mainly due to the hiring of our current chief executive officer and chief financial officer, an increase in stock-based compensation expenses and professional services expenses associated with our becoming a public company.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the three months ended March 31, 2015 and 2014, financial expenses, net were approximately $315,000 and $341,000, respectively, a decrease of approximately 7.6%, or $26,000, between the periods. The decrease resulted primarily from the lower interest expenses accrued for our series B-1 and series B-2 promissory notes, which were converted on February 10, 2015 into shares of our series B-1 preferred stock and series B-2 preferred stock, as well as to valuation adjustment of our warrants that were issued with our 2013 and 2014 convertible promissory notes.

Tax expenses. For the three months ended March 31, 2015 and 2014, tax expenses were $$4,000 and $18,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The decrease in our tax expenses was due to decreased income.

Net Loss. Our net loss increased by approximately $127,000, or 25.2%, to approximately $630,000 for the three months ended March 31, 2015 from approximately $503,000 in the same period of 2014. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. For the three months ended March 31, 2015, we had losses of approximately $630,000 and negative cash flows from operating activities of approximately $299,000.

During the three months ended March 31, 2015, and through May 14, 2015, we met our short-term liquidity requirements with the total proceeds of $3,150,000 we raised from certain investors. We intend to use these proceeds to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that such proceeds will provide sufficient funding to meet our liquidity needs for the next twelve months.

Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

General. As of March 31, 2015, we had cash and cash equivalents of approximately $2,796,000, compared to approximately $90,000 as of December 31, 2014. The increase is attributable primarily to our fund raise of 3,150,000 in the first quarter of 2015. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $299,000 for the three months ended March 31, 2015 and $157,000 for the same period in 2014. The increase in our cash usage was mainly associated with the increase in our net loss for the three months ended March 31, 2015 compared to the three months ended March 31, 2014, for the reasons described above.

No cash was used in our investing activities during the three months ended March 31, 2015 and 2014.

Cash provided by financing activities was approximately $3,005,000 for the three months ended March 31, 2015, which derived from issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock for aggregate consideration of $3,005,000, which is net of issuance costs of $145,000, compared to $100,000 of cash provided by financing activities for the three months ended March 31, 2014, which was derived from the issuance of convertible promissory notes.

Convertible Promissory Notes. On February 10, 2015, our series B-1 promissory notes converted by their terms into an aggregate of 560,594 shares of our series B-1 preferred stock and 123,056 shares of our series C preferred stock, and our series B-2 promissory notes converted by their terms into an aggregate of 1,174,042 shares of our series B-2 preferred stock and 333,959 shares of our series C preferred stock. As of March 31, 2015, we had secured convertible promissory notes outstanding with an aggregate principal amount of $1,500,000, with aggregate accrued interest of $99,370. As of March 31, 2015, no principal or interest had been paid on these notes.

As of March 31, 2015, the secured convertible promissory notes were scheduled to mature on the earlier of April 30, 2015 or upon an event of default, upon which date the entire outstanding principal balance and any outstanding fees or interest would be due and payable in full. The secured convertible promissory notes bore interest at the rate of 6% per annum, which rate was increased to 10% upon and during the occurrence of an event of default. Events of default were comprised of: (i) failure to pay indebtedness under the notes when due; (ii) a default in a covenant, obligation or agreement under the notes or related documents; (iii) any representation, warranty or certification made by us under the notes was false or incorrect in any material respect on the date made; (iv) the occurrence of a liquidation, insolvency or bankruptcy event; (v) the entry of certain final judgments against us; (vi) our failure to make required payments under other debt, the acceleration of the maturity date on other debt, or a demand or requirement that we redeem, repurchase or retire other debt prior to its maturity; (vii) a material adverse effect, as defined in the notes; (viii) any material impairment in the value of the collateral or the priority of the lenders’ liens; (ix) any levy upon, seizure or attachment of a material portion of the collateral; (x) our assertion that any transaction document related to the notes was invalid or unenforceable; and (xi) the lenders ceased to have a perfected lien in any of the collateral, subject to certain exceptions. The secured convertible promissory notes were convertible either at the holders’ option or upon maturity into shares of our series C preferred stock at an initial conversion price of $2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The holders of the secured convertible promissory notes had a security interest in all of our assets and those of our subsidiaries.

In April 2015, these notes, including accrued interest thereon, were converted into 603,769 shares of series C preferred stock.

Off Balance Sheet Arrangements

As of March 31, 2015, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of March 31, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 1A. Risk Factors

During the fiscal quarter ended March 31, 2015, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: May 15, 2015	By:	/s/ William Stern
Name: William Stern, Ph.D.
Title: Chief Executive Officer

Date: May 15, 2015	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.1	Second Amendment to Convertible Promissory Notes (Series B-1), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Second Amendment to Convertible Promissory Notes (Series B-2), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3+	Side Letter to Restricted Stock Award Agreement, dated January 30, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.5+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.6+	Side Letter to Consulting Agreement, dated March 25, 2015, by and among NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.7+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.8+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Statement of Stockholders’ Deficit and (v) the Notes to the Condensed Financial Statements

* Filed herewith.

** To be filed by amendment.

 + Management contract or compensatory plan or arrangement.

- 21 -