Form 10-Q/A
period 2015-03-31
NanoVibronix, Inc.
filed 2015-06-10
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2015 (the “Original 10-Q”) of NanoVibronix, Inc., solely to file XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be filed by amendment within 30 days of the original filing date of the Original 10-Q.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

Item 6. Exhibits

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

* Previously filed with the Original 10-Q.

** Filed herewith.

+ Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: June 10, 2015	By:	/s/William Stern
Name: William Stern, Ph.D.
Title: Chief Executive Officer

Date: June 10, 2015	By:	/s/Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.1	Second Amendment to Convertible Promissory Notes (Series B-1), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Second Amendment to Convertible Promissory Notes (Series B-2), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3+	Side Letter to Restricted Stock Award Agreement, dated January 30, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.5+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.6+	Side Letter to Consulting Agreement, dated March 25, 2015, by and among NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.7+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.8+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Balance Sheets, (ii) Condensed Statements of Operations, (iii) Condensed Statements of Cash Flows, (iv) Statement of Stockholders’ Deficit and (v) the Notes to the Condensed Financial Statements

* Previously filed with the Original 10-Q.

** Filed herewith.

+ Management contract or compensatory plan or arrangement.