Form 10-Q
period 2015-06-30
NanoVibronix, Inc.
filed 2015-08-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of August 14, 2015 was 2,611,328 shares.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	June 30,	December 31,
	2015	2014
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,258	$90
Trade receivables	14	21
Prepaid expenses and other accounts receivable	98	19
Inventories	53	35

Total current assets	2,423	165

PROPERTY AND EQUIPMENT, NET	14	18

DEFERRED ISSUANCE COSTS	-	358

SEVERANCE PAY FUND	192	182

Total assets	$2,629	$723

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	June 30,	December 31,
	2015	2014
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$39	$101
Other accounts payable	226	702
Convertible Promissory notes	-	4,617

Total current liabilities	265	5,420

LONG-TERM LIABILITIES:
Warrants to purchase Common stock	698	734
Accrued severance pay	194	185

Total long-term liabilities	892	919

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 24,000,000 shares at June 30, 2015 and December 31, 2014; Issued and outstanding: 2,611,328 and 163,580 shares at June 30, 2015 and December 31, 2014, respectively.	2	*)
Series A-1 Preferred stock of $ 0.001 par value - Authorized: 400,000 shares at June 30, 2015 and December 31, 2014; Issued and outstanding: 0 and 222,620 shares at June 30, 2015 and December 31, 2014, respectively	-	*)
Series A-2 Preferred stock of $ 0.001 par value - Authorized: 300,000 shares at June 30, 2015 and December 31, 2014; Issued and outstanding: 0 and 171,612 shares at June 30, 2015 and December 31, 2014	-	*)
Series C Preferred stock of $ 0.001 par value - Authorized: 5,500,000 shares at June 30, 2015 and December 31, 2014; Issued and outstanding: 1,951,261 and 0 shares at June 30, 2015 and December 31, 2014, respectively	2	-
Additional paid-in capital	19,382	11,234
Accumulated deficit	(17,914)	(16,850)

Total stockholders' equity (deficiency)	1,472	(5,616)

Total liabilities and stockholders' equity (deficiency)	$2,629	$723

*) Represents an amount lower than $ 1 thousand.

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Revenues	$68	$126	$39	$64

Cost of revenues	25	47	15	25

Gross profit	43	79	24	39

Operating expenses:

Research and development	210	179	115	89

Selling and marketing	134	113	25	67

General and administrative	325	199	199	151

Total operating expenses	669	491	339	307

Operating loss	626	412	315	268

Financial expense, net	429	641	114	300

Loss before taxes on income	1,055	1,053	429	568

Taxes on income	9	28	5	10

Net loss	$1,064	$1,081	$434	$578

Total comprehensive loss	$1,064	$1,081	$434	$578

Net basic and diluted loss per share	$(0.80)	$(6.97)	$(0.18)	$(3.73)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	1,336,085	155,009	2,388,220	155,009

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount		Number	Amount		capital	deficit	(deficiency)

Balance as of January 1, 2014 (audited)	394,232	$	*)	155,009	$	*)	$10,906	$(14,203)	$(3,297)

Stock-based compensation related to options granted to consultants and employees	-		-	-		-	24	-	24
Exercise of options	-		-	8,571		*)	-	-	*)
Benefit component of convertible notes	-		-			*)	304	-	304
Total comprehensive loss	-		-	-		-	-	(2,647)	(2,647)

Balance as of December 31, 2014 (audited)	394,232		*)	163,580		*)	11,234	(16,850)	(5,616)

Issuance of Common stock, net of issuance costs	-		-	216,667		*)	511	-	511
Issuance of Preferred C stock, net of issuance costs	833,333		*)	-		-	1,964	-	1,964
Issuance of warrants to Common stock	-		-	-		-	446	-	446
Conversion of Promissory Notes into Preferred B-1 stock and Preferred C stock	683,651		1	-		-	1,358	-	1,359
Conversion of Promissory Notes into Preferred B-2 stock and Preferred C stock	1,508,001		2	-		-	2,099	-	2,101
Conversion of Preferred A-1, A-2, B-1 and B-2 stock into Common stock	(2,128,868)		(2)	2,131,081		2	-	-	-
Conversion of Convertible Promissory Notes into Preferred C stock	603,769		1	-		-	1,605	-	1,606
Issuance of warrants to consultant	-		-	-		-	84	-	84
Issuance of Preferred C stock to a consultant	57,143		*)	-		-	*)	-	-
Issuance of Common stock to a consultant	-		-	100,000		*)	*)	-	-
Stock-based compensation related to options granted to consultants and employees	-		-	-		-	81	-	81
Total comprehensive loss	-		-	-		-	-	(1,064)	(1,064)

Balance as of June 30, 2015 (unaudited)	1,951,261		$2	2,611,328		$2	$19,382	$(17,914)	$1,472

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount		Number	Amount		capital	deficit	(deficiency)

Balance as of January 1, 2014 (audited)	394,232	$	*)	155,009	$	*)	$10,906	$(14,203)	$(3,297)

Stock-based compensation related to options granted to consultants and employees	-		-	-		-	10	-	10
Benefit component of convertible notes	-		-	-		-	211	-	211
Total comprehensive loss	-		-	-		-	-	(1,081)	(1,081)

Balance as of June 30, 2014 (unaudited)	-	$	*)	155,009	$	*)	$11,127	$(15,284)	$(4,157)

*) Represents an amount lower than $ 1 thousand.

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2015	2014
	Unaudited
Cash flows from operating activities:

Net loss	$(1,064)	$(1,081)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	3
Stock-based compensation	81	10
Benefit component of Promissory Notes	384	457
Valuation of warrants to purchase Common stock	(36)	2
Decrease (increase) in trade receivables	7	(24)
Increase in prepaid expenses and other accounts receivable	(79)	(11)
Decrease (increase) in inventories	(18)	3
Increase (decrease) in accounts payable	(62)	7
Increase (decrease) in other accounts payable	(118)	71
Increase (decrease) in accrued severance pay, net	(1)	3
Accrued interest on Promissory Notes	65	174

Net cash used in operating activities	(836)	(386)

Cash flows from investment activities:
Purchase of property and equipment	(1)	(2)

Net cash used in investment activities	(1)	(2)

Cash flows from financing activities:
Proceeds from issuance of Common stock, Preferred stock and warrants, net of issuance costs	3,005	-
Proceeds from issuance of Promissory Notes and warrants	-	400

Net cash provided by financing activities	3,005	400

Increase in cash and cash equivalents	2,168	12
Cash and cash equivalents at the beginning of the period	90	94

Cash and cash equivalents at the end of the period	$2,258	$106

Supplemental information and disclosure of non-cash financing transactions:

Issuance costs	$-	$136
Conversion of Promissory Notes into Preferred B-1, B-2 stock and Preferred C stock	$5,066	$-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 1:-     GENERAL

a.	NanoVibronix, Inc. ("the Company"), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company's principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

b.

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the six month period ended on June 30, 2015, the Company continued to incur losses and negative cash flows from operating activities amounting to $1,064 and $836, respectively.

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

NOTE 3:-    UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of June 30, 2015 have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2015 and the Company’s consolidated results of operation and the consolidated cash flows for the six months ended June 30, 2015. Results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

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

Level 1 -	quoted prices in active markets for identical assets or liabilities;

Level 2 -	inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; or

Level 3 -	unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

During February 2013 through December 2014, the Company signed a second, third, fourth, fifth, sixth, seventh, eighth, ninth, tenth, eleventh, twelfth, thirteenth and fourteenth amendment to The Agreement, amended and restated the Notes with each amendment and issued warrants to purchase an additional 37,594 shares of Common stock per amendment in consideration for an additional $ 100 per amendment.

The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in fair value being recognized in the Company’s consolidated statement of comprehensive loss as financial income or expense.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

In estimating the warrants' fair value, the Company used the following assumptions:

June 30,
2015

Dividend yield (1)	0%
Expected volatility (2)	65%
Risk-free interest (3)	1.01%-1.63%
Expected term (years) (4)	2.6-4.5

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

Fair value of warrants to Common stock

Balance at January 1, 2015	$734
Change in fair value of warrants	(36)

Balance at June 30, 2015	$698

In addition, the Company’s financial instruments also include cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, accounts payable and other accounts payable. The fair value of these financial instruments was not materially different from their carrying values as of June 30, 2015 due to the short-term maturities of such instruments.

NOTE 5:-     STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	In January and February 2015, the Company entered into securities purchase agreements with certain investors providing for the issuance of shares of Common stock, shares of Series C Preferred stock and warrants to purchase shares of Common stock. Pursuant to these agreements, the Company issued an aggregate of 833,333 shares of Series C Preferred stock, 216,667 shares of Common stock and warrants to purchase 420,000 shares of Common stock at an exercise price of $3.00 per share and warrants to purchase 420,000 shares of Common stock at an exercise price of $ 6.00 per share, for aggregate consideration of $ 3,005 net of issuance costs of $ 145, which were previously recorded as deferred issuance costs.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

b.	In February 2015, upon the receipt by the Company of investment amounts aggregating $ 3,150, as described above, the B-1 Promissory Notes converted by their terms into an aggregate of 560,594 shares of the Company's Series B-1 Preferred stock and 123,057 shares of Series C Preferred stock, and the Company's B-2 Promissory Notes converted by their terms into an aggregate of 1,174,042 shares of Series B-2 Preferred stock and 333,959 shares of Series C Preferred stock.

c.	In April 2015, the holders of the Fifteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of the Company's Series C Preferred stock.

d.	In April 2015, upon the effectiveness of the Company's Form 10 filed with the Securities and Exchange Commission, the outstanding shares of Series A-1 Preferred stock, Series A-2 Preferred stock, Series B-1 Preferred stock and Series B-2 Preferred stock converted by their terms into 2,131,081 shares of Common stock.

e.	In April 2015, the Company issued 100,000 shares of Common stock to its legal counsel as part of the total consideration for its legal services associated with the Company’s fund raising.

f.	In April 2015, the Company issued 57,143 Series C Preferred stock to a consultant as consideration for the provision of guidance and assistance in connection with the filing of the Company’s Form 10 and becoming a public reporting company.

NOTE 6:-     GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

United States	$30	$60	$11	$29
Europe	8	21	5	10
Israel	5	21	4	13
India	7	4	4	2
Rest of the world	18	20	15	10

	$68	$126	$39	$64

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

During the six month period ended June 30, 2015, revenues from a distributor accounted for 24% of total revenues. During the six month period ended June 30, 2014, revenues from a distributor accounted for 45% of total revenues.

During the three month period ended June 30, 2015, revenues from a distributor accounted for 26% of total revenues. During the three month period ended June 30, 2014, revenues from a distributor accounted for 32% of total revenues.

The Company's long-lived assets are all located in Israel.

NOTE 7:-     RELATED PARTY TRANSACTIONS

a.	On March 25, 2015, the Company entered into an employment agreement with its chief executive officer. Under this employment agreement, he is entitled to a fee based on sales of the Company’s PainShield® product in the United States or Canada during the term of the employment agreement.

b.	On March 25, 2015, the Company issued warrants to purchase up to 61,000 shares of Common stock to a related party as consideration for the provision of guidance and assistance in connection with the filing of the Company’s Form 10 and becoming a public reporting company. The warrants have an exercise price of $2.57 per share, subject to adjustment.

c.	On March 25, 2015, the Company entered into an agreement with a member of the board of directors, pursuant to which, as consideration for his efforts developing, pursuing approval of, and/or raising market awareness and acceptance of the Company’s vibrating urology catheter-related products, the director is entitled to a fee for all such products sold in the United States or Canada during the term of the agreement. At the Company’s option, the fee may be paid in the form of cash or shares of Common stock. If paid in cash, the director must use a portion of the fee to purchase shares of Common stock in the open market within 30 days, subject to any limitations or restrictions that may apply under applicable laws.

NOTE 8:-     SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of June 30, 2015 (unaudited) and for the six months period then ended (unaudited), the Company evaluated subsequent events through August 14, 2015 the date that the consolidated financial statements were issued.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

·	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of WoundShield® and our other product candidates.

·	Regulatory actions that could adversely affect the price of or demand for our approved products.

·	Market acceptance of existing and new products.

·	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

·	Our intellectual property portfolio.

·	Our ability to recruit and retain qualified regulatory and research and development personnel.

·	Unforeseen changes in healthcare reimbursement for any of our approved products.

·	Lack of financial resources to adequately support our operations.

·	Difficulties in maintaining commercial scale manufacturing capacity and capability.

·	Our ability to generate internal growth.

·	Changes in our relationship with key collaborators.

·	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

·	Our failure to comply with regulatory guidelines.

·	Uncertainty in industry demand and patient wellness behavior.

·	General economic conditions and market conditions in the medical device industry.

·	Future sales of large blocks of our common stock, which may adversely impact our stock price.

·	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for additional risks which could adversely impact our business and financial performance. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield® and UroShield® products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

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

Results of Operations

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues. For the six months ended June 30, 2015 and 2014, our revenues were approximately $68,000 and $126,000, respectively, a decrease of approximately 46%, or $58,000, between the periods. The decrease was mainly attributable to a decrease in volume of sales to our distributor in the United States as we refocused our sales and marketing efforts to concentrate in Europe until we are approved for medicare reimbursement in the United States.

For the six months ended June 30, 2015, the percentage of revenues attributable to our products was: PainShield - 93% and UroShield - 7%. For the six months ended June 30, 2014, the percentage of revenues attributable to our products was: PainShield - 96% and UroShield - 4%. For the six months ended June 30, 2015 and 2014, the percentage of revenues attributable to our disposable products was 39% and 45%, respectively. For the six months ended June 30, 2015 and 2014, the portion of our revenues that was derived from distributors was 24% and 45%, respectively.

Gross Profit. For the six months ended June 30, 2015, gross profit decreased by approximately 46%, or $36,000, to approximately $43,000 from approximately $79,000 during the same period in 2014. The decrease was mainly due to the decrease in revenues.

Gross profit as a percentage of revenues was approximately 63% in both the six months ended June 30, 2015 and 2014.

Research and Development Expenses. For the six months ended June 30, 2015 and 2014, research and development expenses were approximately $210,000 and $179,000, respectively, an increase of approximately 17%, or $31,000, between the periods. This increase was mainly due to an increase in salary and stock-based compensation expenses associated with our vice president of research and development as well as to patent registration expenses.

Research and development expenses as a percentage of total revenues were approximately 309% and 142% for the six months ended June 30, 2015 and 2014, respectively. The increase was due primarily to the decrease in revenues and increase in salary, stock-based compensation and patent registration expenses described above.

Selling and Marketing Expenses. For the six months ended June 30, 2015 and 2014, selling and marketing expenses were approximately $134,000 and $113,000, respectively, an increase of approximately 19%, or $21,000, between the periods. The increase was mainly due to an increase in our salary expenses associated with an increase in headcount in our sales organization in the United States, which took place in the first quarter of 2015.

Selling and marketing expenses as a percentage of total revenues were approximately 197% and 90% for the six months ended June 30, 2015 and 2014, respectively. The increase was due primarily to the decrease in revenues and the increase in salary expenses described above.

General and Administrative Expenses. For the six months ended June 30, 2015 and 2014, general and administrative expenses were approximately $325,000 and $199,000, respectively, an increase of approximately 63%, or $126,000, between the periods. The increase was mainly due to the hiring of our current chief executive officer and chief financial officer and an increase in stock-based compensation expenses and professional services expenses associated with our becoming a public company.

Financial Expenses, net. For the six months ended June 30, 2015 and 2014, financial expenses, net were approximately $429,000 and $641,000, respectively, a decrease of approximately 33%, or $212,000, between the periods. The decrease resulted primarily from the lower interest expenses accrued for our series B-1 and series B-2 promissory notes, which were converted on February 10, 2015 into shares of our series B-1 preferred stock and series B-2 preferred stock, and our convertible promissory notes, which were converted on April 27, 2015 into shares of our series C preferred stock, as well as to valuation adjustment of the warrants that were issued with our 2013 and 2014 convertible promissory notes.

Tax expenses. For the six months ended June 30, 2015 and 2014, tax expenses were $9,000 and $28,000, respectively. The decrease in our tax expenses was due to decreased income.

Net Loss. Our net loss decreased by approximately $17,000, or 2%, to approximately $1,064,000 for the six months ended June 30, 2015 from approximately $1,081,000 in the same period of 2014. The decrease in net loss resulted primarily from the factors described above.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues. For the three months ended June 30, 2015 and 2014, our revenues were approximately $39,000 and $64,000, respectively, a decrease of approximately 39%, or $25,000, between the periods. The decrease was mainly attributable to a decrease in volume of sales to our distributor in the United States as we refocused our sales and marketing efforts to concentrate in Europe until we are approved for medicare reimbursement in the United States. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2015, the percentage of revenues attributable to our products was: PainShield - 93% and UroShield - 7%. For the three months ended June 30, 2014, the percentage of revenues attributable to our products was: PainShield - 96% and UroShield - 4%. For the three months ended June 30, 2015 and 2014, the percentage of revenues attributable to our disposable products was 39% and 45%, respectively. For the three months ended June 30, 2015 and 2014, the portion of our revenues that was derived from distributors was 21% and 45%, respectively.

Gross Profit. For the three months ended June 30, 2015, gross profit decreased by approximately 39%, or $15,000, to approximately $24,000 from approximately $39,000 during the same period in 2014. The decrease was mainly due to the decrease in revenues.

Gross profit as a percentage of revenues was approximately 62% and 61% for the three months ended June 30, 2015 and 2014, respectively. Maintaining similar percentage of gross margin between the periods is mainly attributable to our cost structure. A significant portion of our cost of sales expenses are variable expenses, which increase when sales volume increases, and therefore changes in our quarterly revenues have marginal effect on our gross margin.

Research and Development Expenses. For the three months ended June 30, 2015 and 2014, research and development expenses were approximately $115,000 and $89,000, respectively, an increase of approximately 29%, or $26,000, between the periods. This increase was mainly due to an increase in salary and stock-based compensation expenses associated with our vice president of research and development as well as to patent registration expenses.

Research and development expenses as a percentage of total revenues were approximately 295% and 139% for the three months ended June 30, 2015 and 2014, respectively. The increase was due primarily to the decrease in revenues and increase in salary, stock-based compensation and patent registration expenses described above.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2015 and 2014, selling and marketing expenses were approximately $25,000 and $67,000, respectively, a decrease of approximately 63%, or $42,000, between the periods. The decrease was mainly due to a decrease in our sales and marketing activities for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, as we decided to delay certain sales and marketing campaigns in the United States until we receive approval for Medicare reimbursement and are starting to refocus on the European market.

Selling and marketing expenses as a percentage of total revenues were approximately 64% and 105% for the three months ended June 30, 2015 and 2014, respectively. The decrease was due primarily to the decrease in selling and marketing expenses described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2015 and 2014, general and administrative expenses were approximately $199,000 and $151,000, respectively, an increase of approximately 32%, or $48,000, between the periods. The increase was mainly due to the hiring of our current chief executive officer and chief financial officer, and an increase in stock-based compensation expenses and professional services expenses associated with our becoming a public company.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the three months ended June 30, 2015 and 2014, financial expenses, net were approximately $114,000 and $300,000, respectively, a decrease of approximately 62%, or $186,000, between the periods. The decrease resulted primarily from the lower interest expenses accrued for our series B-1 and series B-2 promissory notes, which were converted on February 10, 2015 into shares of our series B-1 preferred stock and series B-2 preferred stock, and our convertible promissory notes which were converted on April 27, 2015 into shares of our series C preferred stock, as well as to valuation adjustment of the warrants that were issued with our 2013 and 2014 convertible promissory notes.

Tax expenses. For the three months ended June 30, 2015 and 2014, tax expenses were $5,000 and $10,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The decrease in our tax expenses was due to decreased income.

Net Loss. Our net loss decreased by approximately $144,000, or 25%, to approximately $434,000 for the three months ended June 30, 2015 from approximately $578,000 in the same period of 2014. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. For the six months ended June 30, 2015, we had losses of approximately $1,064,000 and negative cash flows from operating activities of approximately $836,000.

During the six months ended June 30, 2015, and through August 14, 2015, we met our short-term liquidity requirements with the total proceeds of $3,150,000 we raised from certain investors. We intend to use these proceeds to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that such proceeds will provide sufficient funding to meet our liquidity needs for the next twelve months.

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

Six Months Ended June 30, 2015 Compared to six Months Ended June 30, 2014

General. As of June 30, 2015, we had cash and cash equivalents of approximately $2,258,000, compared to approximately $90,000 as of December 31, 2014. The increase is attributable primarily to our fund raise of $3,150,000 in the first quarter of 2015. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $836,000 for the six months ended June 30, 2015 and $386,000 for the same period in 2014. The increase in our cash usage was mainly associated with the decrease in our working capital mainly associated with the decrease in accounts payable and other accounts payable for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Cash used in investing activities was $1,000 and $2,000 for the six month periods ended June 30, 2015 and 2014, respectively, and was mainly related to purchases of fixed assets.

Cash provided by financing activities was approximately $3,005,000 for the six months ended June 30, 2015, which derived from issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock for aggregate consideration of $3,005,000, which is net of issuance costs of $145,000, compared to $400,000 of cash provided by financing activities for the six months ended June 30, 2014, which was derived from the issuance of convertible promissory notes.

Convertible Promissory Notes. On February 10, 2015, our series B-1 promissory notes converted by their terms into an aggregate of 560,594 shares of our series B-1 preferred stock and 123,057 shares of our series C preferred stock, and our series B-2 promissory notes converted by their terms into an aggregate of 1,174,042 shares of our series B-2 preferred stock and 333,959 shares of our series C preferred stock. In April 2015, upon the effectiveness of our Form 10 filed with the Securities and Exchange Commission, the outstanding shares of our series B-1 preferred stock and series B-2 preferred stock converted by their terms into 1,734,636 shares of our common stock. In addition, in April 2015, the holders of our Fifteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of our series C preferred stock.

Off Balance Sheet Arrangements

As of June 30, 2015, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of June 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the fiscal quarter ended June 30, 2015, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In April 2015, we issued 100,000 shares of common stock to our legal counsel as part of the total consideration for its legal services associated with our fund raising. These securities were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold pursuant to the exemptions from registration under the Securities Act of 1933, as amended, provided by Section 4(2) and under Regulation D of the Securities Act of 1933, as amended. The investor was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the transaction.

In April 2015, we issued 57,143 shares of series C preferred stock to AYTA Consulting, LLC, a consultant to us, as consideration for the provision of guidance and assistance in connection with the filing of our Form 10 and becoming a public reporting company.  These securities were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act of 1933, as amended. The investor was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the transaction.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None

Item 6.  Exhibits

See Index to Exhibits.

21

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 14, 2015	By:	/s/ William Stern
Name: William Stern, Ph.D.
Title: Chief Executive Officer

Date: August 14, 2015	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

22

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

* Filed herewith.

23