Form 10-Q
period 2015-09-30
NanoVibronix, Inc.
filed 2015-11-16
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock, par value $0. 001 per share, as of November 16, 2015 was 2,611,328 shares.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	September 30,	December 31,
	2015	2014
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,994	$90
Trade receivables	6	21
Prepaid expenses and other accounts receivable	77	19
Inventories	74	35

Total current assets	2,151	165

PROPERTY AND EQUIPMENT, NET	12	18

DEFERRED ISSUANCE COSTS	-	358

SEVERANCE PAY FUND	190	182

Total assets	$2,353	$723

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2015	2014
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$39	$101
Other accounts payable	231	702
Convertible Promissory notes	-	4,617

Total current liabilities	270	5,420

LONG-TERM LIABILITIES:
Warrants to purchase Common stock	1,386	734
Accrued severance pay	192	185

Total long-term liabilities	1,578	919

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 24,000,000 shares at September 30, 2015 and December 31, 2014; Issued and outstanding: 2,611,328 and 163,580 shares at September 30, 2015 and December 31, 2014, respectively.	2	*)
Series A-1 Preferred stock of $ 0.001 par value - Authorized: 400,000 shares at September 30, 2015 and December 31, 2014; Issued and outstanding: 0 and 222,620 shares at September 30, 2015 and December 31, 2014, respectively	-	*)
Series A-2 Preferred stock of $ 0.001 par value - Authorized: 300,000 shares at September 30, 2015 and December 31, 2014; Issued and outstanding: 0 and 171,612 shares at September 30, 2015 and December 31, 2014	-	*)
Series C Preferred stock of $ 0.001 par value - Authorized: 5,500,000 shares at September 30, 2015 and December 31, 2014; Issued and outstanding: 1,951,261 and 0 shares at September 30, 2015 and December 31, 2014, respectively	2	-
Additional paid-in capital	19,454	11,234
Accumulated deficit	(18,953)	(16,850)

Total stockholders' equity (deficiency)	505	(5,616)

Total liabilities and stockholders' equity (deficiency)	$2,353	$723

*) Represents an amount lower than $ 1 thousand.

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
	Unaudited		Unaudited

Revenues	$108	$151	$40	$25

Cost of revenues	35	82	10	35

Gross profit	73	69	30	-10

Operating expenses:

Research and development	297	280	87	101

Selling and marketing	207	255	73	142

General and administrative	533	464	208	265

Total operating expenses	1,037	999	368	508

Operating loss	964	930	338	518

Financial expense, net	1,112	888	683	247

Loss before taxes on income	2,076	1,818	1,021	765

Taxes on income	27	29	18	1

Net loss	$2,103	$1,847	$1,039	$766

Total comprehensive loss	$2,103	$1.847	$1,039	$766

Net basic and diluted loss per share	$(1.19)	$(11.92)	$(0.40)	$(4.94)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	1,767,417	155,009	2,611,328	155,009

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount		Number	Amount		capital	Deficit	(deficiency)

Balance as of January 1, 2014 (audited)	394,232	$	*)	155,009	$	*)	$10,906	$(14,203)	$(3,297)

Stock-based compensation related to options granted to consultants and employees	-		-	-		-	24	-	24
Exercise of options	-		-	8,571		*)	-	-	*)
Benefit component of convertible notes	-		-			*)	304	-	304
Total comprehensive loss	-		-	-		-	-	(2,647)	(2,647)

Balance as of December 31, 2014 (audited)	394,232		*)	163,580		*)	11,234	(16,850)	(5,616)

Issuance of Common stock, net of issuance costs	-		-	216,667		*)	511	-	511
Issuance of Preferred C stock, net of issuance costs	833,333		*)	-		-	1,964	-	1,964
Issuance of warrants to Common stock	-		-	-		-	446	-	446
Conversion of Promissory Notes into Preferred B-1 stock and Preferred C stock	683,651		1	-		-	1,358	-	1,359
Conversion of Promissory Notes into Preferred B-2 stock and Preferred C stock	1,508,001		2	-		-	2,099	-	2,101
Conversion of Preferred A-1, A-2, B-1 and B-2 stock into Common stock	(2,128,868)		(2)	2,131,081		2	-	-	-
Conversion of Convertible Promissory Notes into Preferred C stock	603,769		1	-		-	1,605	-	1,606
Issuance of warrants to consultant	-		-	-		-	84	-	84
Issuance of Preferred C stock to a consultant	57,143		*)	-		-	*)	-	-
Issuance of Common stock to a consultant	-		-	100,000		*)	*)	-	-
Stock-based compensation related to options granted to consultants and employees	-		-	-		-	153	-	153
Total comprehensive loss	-		-	-		-	-	(2,103)	(2,103)

Balance as of September 30, 2015 (unaudited)	1,951,261		$2	2,611,328		$2	$19,454	$(18,953)	$505

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount		Number	Amount		capital	deficit	(deficiency)

Balance as of January 1, 2014 (audited)	394,232	$	*)	155,009	$	*)	$10,906	$(14,203)	$(3,297)

Stock-based compensation related to options granted to consultants and employees	-		-	-		-	14	-	14
Benefit component of convertible notes	-		-	-		-	213	-	213
Total comprehensive loss	-		-	-		-	-	(1,847)	(1,847)

Balance as of September 30, 2014 (unaudited)	-	$	*)	155,009	$	*)	$11,133	$(16,050)	$(4,917)

*) Represents an amount lower than $ 1 thousand.

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2015	2014
	Unaudited
Cash flows from operating activities:

Net loss	$(2,103)	$(1,847)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	6
Stock-based compensation	153	14
Benefit component of Promissory Notes	384	889
Valuation of warrants to purchase Common stock	652	(267)
Decrease in trade receivables	15	2
Increase in prepaid expenses and other accounts receivable	(58)	(33)
Decrease (increase) in inventories	(39)	31
Increase (decrease) in accounts payable	(62)	30
Increase (decrease) in other accounts payable	(113)	252
Increase (decrease) in accrued severance pay, net	(1)	1
Accrued interest on Promissory Notes	65	269

Net cash used in operating activities	(1,100)	(653)

Cash flows from investment activities:
Purchase of property and equipment	(1)	(3)

Net cash used in investment activities	(1)	(3)

Cash flows from financing activities:
Proceeds from issuance of Common stock, Preferred stock and warrants, net of issuance costs	3,005	-
Proceeds from issuance of Promissory Notes and warrants	-	600

Net cash provided by financing activities	3,005	600

Increase in cash and cash equivalents	1,904	(56)
Cash and cash equivalents at the beginning of the period	90	94

Cash and cash equivalents at the end of the period	$1,994	$38

Supplemental information and disclosure of non-cash financing transactions:

Issuance costs	$-	$191
Conversion of Promissory Notes into Preferred B-1, B-2 stock and Preferred C stock	$5,066	$-

The accompanying notes are an integral part of the condensed interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 1:-	GENERAL

a.	NanoVibronix, Inc. ("the Company"), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company's principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

b.	The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the nine month periods ended on September 30, 2015 and 2014, the Company continued to incur losses and negative cash flows from operating activities amounting to $2,103 and $1,100, respectively.

c.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2014 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements as of September 30, 2015 have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2015 and the Company’s consolidated results of operation and the consolidated cash flows for the nine months ended September 30, 2015. Results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

During February 2013, the Company signed a convertible Promissory Notes agreement (the “Agreement”) pursuant to which the Company issued secured convertible Promissory Notes (the “Notes”) to certain investors on February 5, 2013.  On each of March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2014, April 1, 2014, May 15, 2014, June 16, 2014, August 7, 2014, September 7, 2014, October 13, 2014, November 19, 2014 and December 11, 2014, the Agreement and the Notes were amended and restated to increase the principal amount by $100,000.  In addition, with each amendment, the Company issued to the holders of the Note warrants to purchase up to 37,594 shares of common stock in consideration for an additional $100 per amendment. The exercise price at which the warrants may be exercised is $2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events including "down round" protection. The warrants expire within a period of five years, based on the issuance date.

In April 2015, the holders of the Notes elected to convert the outstanding principal and interest thereunder into shares of the Company’s series C preferred stock. On that date, an aggregate principal balance of $1,500,000 and $106,027 in accrued interest were converted into 603,769 shares of series C preferred stock.  The shares of series C preferred stock were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in fair value being recognized in the Company’s consolidated statement of comprehensive loss as financial income or expense.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

In estimating the warrants' fair value, the Company used the following assumptions:

September 30,
2015

Dividend yield (1)	0%
Expected volatility (2)	62.9%-65.5%
Risk-free interest (3)	0.85%-1.09%
Expected term (years) (4)	2.3-4.2

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.

(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.

(4)	Expected term - was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

Fair value of warrants to Common stock

Balance at January 1, 2015	$734
Change in fair value of warrants	652

Balance at September 30, 2015	$1.386

In addition, the Company’s financial instruments also include cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, accounts payable and other accounts payable. The fair value of these financial instruments was not materially different from their carrying values as of September 30, 2015 due to the short-term maturities of such instruments.

NOTE 5:-	STOCKHOLDERS' EQUITY (DEFICIENCY)

a.	In January and February 2015, the Company entered into securities purchase agreements with certain investors providing for the issuance of shares of Common stock, shares of Series C Preferred stock and warrants to purchase shares of Common stock. Pursuant to these agreements, the Company issued an aggregate of 833,333 shares of Series C Preferred stock, 216,667 shares of Common stock and warrants to purchase 420,000 shares of Common stock at an exercise price of $3.00 per share and warrants to purchase 420,000 shares of Common stock at an exercise price of $ 6.00 per share, for aggregate consideration of $ 3,005 net of issuance costs of $ 145, which were previously recorded as deferred issuance costs.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

b.	In February 2015, upon the receipt by the Company of investment amounts aggregating $ 3,150, as described above, the B-1 Promissory Notes were converted by their terms into an aggregate of 560,594 shares of the Company's Series B-1 Preferred stock and 123,057 shares of Series C Preferred stock, and the Company's B-2 Promissory Notes were converted by their terms into an aggregate of 1,174,042 shares of Series B-2 Preferred stock and 333,959 shares of Series C Preferred stock.

c.	In April 2015, the holders of the Fifteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of the Company's Series C Preferred stock.

d.	In April 2015, upon the effectiveness of the Company's Form 10 filed with the Securities and Exchange Commission, the outstanding shares of Series A-1 Preferred stock, Series A-2 Preferred stock, Series B-1 Preferred stock and Series B-2 Preferred stock converted by their terms into 2,131,081 shares of Common stock.

e.	In April 2015, the Company issued 100,000 shares of Common stock to its legal counsel as part of the total consideration for its legal services associated with the Company’s fund raising.

f.	In April 2015, the Company issued 57,143 Series C Preferred stock to a consultant as consideration for the provision of guidance and assistance in connection with the filing of the Company’s Form 10 and becoming a public reporting company.

NOTE 6:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014

United States	$41	$64	$11	$4
Europe	15	23	7	2
Israel	10	21	5	0
India	7	7	0	3
Rest of the world	35	36	17	16

	$108	$151	$40	$25

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

During the nine month period ended September 30, 2015, revenues from a distributor accounted for 27% of total revenues. During the nine month period ended September 30, 2014, revenues from a distributor accounted for 40% of total revenues.

During the three month period ended September 30, 2015, revenues from a distributor accounted for 32% of total revenues. During the three month period ended September 30, 2014, revenues from a distributor accounted for 32% of total revenues.

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

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of September 30, 2015 (unaudited) and for the nine months period then ended (unaudited), the Company evaluated subsequent events through November 16, 2015 the date that the consolidated financial statements were issued.

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

Results of Operations

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues. For the nine months ended September 30, 2015 and 2014, our revenues were approximately $108,000 and $151,000, respectively, a decrease of approximately 28%, or $43,000, between the periods. The decrease was mainly attributable to a decrease in volume of sales to our distributor in the United States and to a lesser degree due to decreased sales and marketing efforts until we are approved for medicare reimbursement in the United States.

For the nine months ended September 30, 2015, the percentage of revenues attributable to our products was: PainShield - 94% and UroShield - 6%. For the nine months ended September 30, 2014, the percentage of revenues attributable to our products was: PainShield - 95%; UroShield 4.8%. For the nine months ended September 30, 2015 and 2014, the percentage of revenues attributable to our disposable products was 41% and 43%, respectively. For the nine months ended September 30, 2015 and 2014, the portion of our revenues that was derived from distributors was 27% and 41%, respectively.

Gross Profit. For the nine months ended September 30, 2015, gross profit decreased by approximately 4%, or $3,000, to approximately $66,000 from approximately $69,000 during the same period in 2014. The decrease was mainly due to the decrease in revenues in 2015 offset by an inventory write-off in 2014.

Our gross profit as a percentage of revenues is affected year-over-year by the mix of revenues from our products. Gross profit as a percentage of revenues was approximately 61% for the nine months ended September 30, 2015 as compared to 46% for the same period in 2014 as patch sales which contain much higher margins than product sales represented a higher percentage of overall sales in the nine months ended September 30, 2015 as compared with the nine months ended September 30, 2014.

Research and Development Expenses. For the nine months ended September 30, 2015 and 2014, research and development expenses were approximately $297,000 and $280,000, respectively, an increase of approximately 6%, or $17,000, between the periods. This increase was mainly due to an increase in salary and stock-based compensation expenses associated with our vice president of research and development in 2015.

Research and development expenses as a percentage of total revenues were approximately 275% and 185% for the nine months ended September 30, 2015 and 2014, respectively. The increase was due primarily to the decrease in revenues.

Selling and Marketing Expenses. For the nine months ended September 30, 2015 and 2014, selling and marketing expenses were approximately $207,000 and $255,000, respectively, a decrease of approximately 19%, or $48,000, between the periods. The decrease was mainly due to the reduction of $75,000 of expenses in 2015, which we incurred in 2014 to settle certain accounts payable and accrued expenses related to termination of a license agreement.

Selling and marketing expenses as a percentage of total revenues were approximately 192% and 169% for the nine months ended September 30, 2015 and 2014, respectively. The increase was due primarily to the decrease in revenues.

General and Administrative Expenses. For the nine months ended September 30, 2015 and 2014, general and administrative expenses were approximately $533,000 and $464,000, respectively, an increase of approximately 15%, or $69,000, between the periods. The increase was mainly due to the hiring of our current chief executive officer and chief financial officer and an increase in stock-based compensation expenses and professional services expenses associated with us becoming a public company.

General and administrative expenses as a percentage of total revenues were approximately 494% and 307% for the nine months ended September 30, 2015 and 2014, respectively. The increase was due primarily to the increase of expenses, as well as the decrease in revenues which were both described above.

Financial Expenses, net. For the nine months ended September 30, 2015 and 2014, financial expenses, net were approximately $1,112,000 and $888,000, respectively, an increase of approximately 25%, or $224,000, between the periods. The increase resulted primarily from the valuation adjustment of the warrants that were issued with our 2013 and 2014 convertible promissory notes partially offset by lower interest expenses accrued for our series B-1 and series B-2 promissory notes, which were converted on February 10, 2015 into shares of our series B-1 preferred stock and series B-2 preferred stock, and our convertible promissory notes, which were converted on April 27, 2015 into shares of our series C preferred stock.

Tax expenses. For the nine months ended September 30, 2015 and 2014, tax expenses were $27,000 and $29,000, respectively and is mostly related to the taxes incurred from our transfer prices from our Israel subsidiary.

Net Loss. Our net loss increased by approximately $256,000 or 14%, to approximately $2,103,000 for the nine months ended September 30, 2015 from approximately $1,847,000 in the same period of 2014. The decrease in net loss resulted primarily from the factors described above.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. For the three months ended September 30, 2015 and 2014, our revenues were approximately $40,000 and $25,000, respectively, an increase of approximately 60%, or $15,000, between the periods. The increase was mainly attributable to a decrease in volume of sales in the third quarter of 2014 while management concentrated its efforts on a capital raise for the company.. Our revenues may fluctuate from quarter-to-quarter and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent.

For the three months ended September 30, 2015, the percentage of revenues attributable to our products was: PainShield - 98% and UroShield - 2%. For the three months ended September 30, 2014, the percentage of revenues attributable to our products was: PainShield - 96% and UroShield - 4%. For the three months ended September 30, 2015 and 2014, the percentage of revenues attributable to our disposable products was 45% and 45%, respectively. For the three months ended September 30, 2015 and 2014, the portion of our revenues that was derived from distributors was 32% and 45%, respectively.

Gross Profit. For the three months ended September 30, 2015, gross profit increased by $40,000, to approximately $30,000 from a deficit of $10,000 during the same period in 2014. The deficit in 2014 was a result of a write-off of obsolete inventory.

Our gross profit as a percentage of revenues is affected year-over-year by the mix of revenues of our products. Gross profit as a percentage of revenues was approximately 75% and negative 40% for the three months ended September 30, 2015 and 2014, respectively as patch sales which contain much higher margins than product sales represented a higher percentage of overall sales in the three months ended September 30, 2015 as compared with 2014.

Research and Development Expenses. For the three months ended September 30, 2015 and 2014, research and development expenses were approximately $87,000 and $101,000, respectively, a decrease of approximately 14%, or $14,000, between the periods. The decrease in 2015 was mainly due to reduced patent related expenses as well as decreased stock-based compensation expenses associated with our vice president of research and development.

Research and development expenses as a percentage of total revenues were approximately 217% and 404% for the three months ended September 30, 2015 and 2014, respectively. The decrease in 2015 was due primarily to the increase in revenues.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended September 30, 2015 and 2014, selling and marketing expenses were approximately $73,000 and $142,000, respectively, a decrease of approximately 49%, or $69,000, between the periods. The decrease was mainly due to a large one-time expense in 2014 related to termination of a license agreement.

Selling and marketing expenses as a percentage of total revenues were approximately 182% and 568% for the three months ended September 30, 2015 and 2014, respectively. The decrease was due primarily to the decrease in selling and marketing expenses described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2015 and 2014, general and administrative expenses were approximately $208,000 and $265,000, respectively, a decrease of approximately 22%, or $57,000, between the periods. The decrease was mainly due unusually large expenses the company incurred in its efforts to raise capital in the third quarter of 2014.

General and administrative expenses as a percentage of total revenues were approximately 520% and 1060% for the three months ended September 30, 2015 and 2014, respectively. The increased amount in 2014was due primarily to the increase of expenses, as well as the decrease in revenues which were both described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the three months ended September 30, 2015 and 2014, financial expenses, net were $683,000 and $247,000, respectively, an increase of $436,000, between the periods. The increase in 2015 was primarily due to the valuation adjustment of the warrants that were issued with our 2013 and 2014 convertible promissory notes partially offset by lower interest expenses accrued for our series B-1 and series B-2 promissory notes, which were converted on February 10, 2015 into shares of our series B-1 preferred stock and series B-2 preferred stock, and our convertible promissory notes, which were converted on April 27, 2015 into shares of our series C preferred stock.

Tax expenses. For the three months ended September 30, 2015 and 2014, tax expenses were $18,000 and $1,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The decrease in our tax expenses was due to decreased income.

Net Loss. Our net loss increase by approximately $273,000, or 36%, to approximately 1,039,000 for the three months ended September 30, 2015 from approximately $766,000 in the same period of 2014. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. For the nine months ended September 30, 2015, we had losses of approximately $2,103,000 and negative cash flows from operating activities of approximately $1,100,000.

During the nine months ended September 30, 2015, and through November 16, 2015, we met our short-term liquidity requirements with the total proceeds of $3,150,000 we raised from certain investors. We intend to use these proceeds to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that such proceeds will provide sufficient funding to meet our liquidity needs for the next twelve months.

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

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

General . As of September 30, 2015, we had cash and cash equivalents of approximately $1,194,000, compared to approximately $90,000 as of December 31, 2014. The increase is attributable primarily to our fund raise of $3,150,000 in the first quarter of 2015. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,100,000 for the nine months ended September 30, 2015 and $653,000 for the same period in 2014. The increase in our cash usage was mainly associated with the decrease in our working capital mainly associated with the decrease in accounts payable and other accounts payable for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Cash used in investing activities was $1,000 and $3,000 for the nine month periods ended September 30, 2015 and 2014, respectively, and was mainly related to purchases of fixed assets.

Cash provided by financing activities was approximately $3,005,000 for the nine months ended September 30, 2015, which derived from issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock for aggregate consideration of $3,005,000, which is net of issuance costs of $145,000, compared to $600,000 of cash provided by financing activities for the nine months ended September 30, 2014, which was derived from the issuance of convertible promissory notes.

Convertible Promissory Notes . On February 10, 2015, our series B-1 promissory notes converted by their terms into an aggregate of 560,594 shares of our series B-1 preferred stock and 123,057 shares of our series C preferred stock, and our series B-2 promissory notes converted by their terms into an aggregate of 1,174,042 shares of our series B-2 preferred stock and 333,959 shares of our series C preferred stock. In April 2015, upon the effectiveness of our Form 10 filed with the Securities and Exchange Commission, the outstanding shares of our series B-1 preferred stock and series B-2 preferred stock converted by their terms into 2,131,081 shares of our common stock. In addition, in April 2015, the holders of our Fifteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of our series C preferred stock.

Off Balance Sheet Arrangements

As of September 30, 2015, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

As of September 30, 2015, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the fiscal quarter ended September 30, 2015, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

NANOVIBRONIX, INC.

Date: November 16, 2015	By:	/s/ William Stern
Name: William Stern, Ph.D.
Title: Chief Executive Officer

Date: November 16, 2015	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

* Filed herewith.

