Form 10-K
period 2015-12-31
NanoVibronix, Inc.
filed 2016-03-30
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of such common equity on such date, was approximately $2.2 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 30, 2016 was 2,623,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PainShield is currently cleared for marketing in the U.S. by the U.S. Food and Drug Administration and all of our products have CE Mark approval in the European Union. We have a Canadian medical device license for PainShield, a certificate allowing us to sell PainShield, WoundShield and UroShield in Israel and we are able to sell PainShield, WoundShield and UroShield in India and Ecuador based on our CE Mark. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield requires a prescription from a licensed physician or a physical therapist. If U.S. Food and Drug Administration clearance is obtained, the Company anticipates that WoundShield will require a prescription from a licensed physician in the United States. UroShield will also need a prescription. We anticipate it being sold directly to health care facilities and therefore will not require a prescription for these venues. However in other countries in which we sell them, PainShield, WoundShield and UroShield are eligible for sale without a prescription.

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

We are currently conducting a double blinded clinical trial for UroShield in the U.S. in order to obtain 510(k) clearance from the U.S. Food and Drug Administration. In addition, we are currently ramping up our marketing efforts in North America with respect to PainShield. We anticipate that these efforts will include recruiting direct sales personnel and representatives, making in-office calls to physicians and attending trade shows and conferences. We have also identified a market for PainShield in the sports arena where in many cases reimbursement is either available from sports organizations or by self pay from wealthy sports figures. In order to pursue this market the Company is exhibiting at sports trainers meetings and advertising in their media.

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

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products differentiate themselves because they are portable, without the requirement to be plugged into an outlet and they have a frequency of 100kHz (in contrast to other devices, which have a frequency of 1MHz), which means they do not produce heat that can damage tissue. They can therefore be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, they can be applied for a significantly longer period without the risk of tissue damage and they do not require the use of gel. We are aware of one product, which has recently received U.S. Food and Drug Administration cleared and also has CE Mark approval, that we understand does not need to be plugged in and operates at a frequency of 3 MHz, which its manufacturer claims overcomes the need for movement around the treated area and allows for a longer treatment period. We understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that of the transducer’s diameter (see the diagram below), that the use of transmission gel is still required and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the U.S. Food and Drug Administration has prohibited the manufacturer from labeling or promoting this product for use directly over bone that is near the skin surface. We are also aware of a small clinical study, for which results were reported in August 2013, in which a small ultrasound device showed positive results in the treatment of venous ulcers, a type of chronic wound. This product is sold under them of SAM® Sport by a company called Zetroz Systems LLC ,aka Zetroz,Inc.. However this year Zetroz defaulted on a $5,000,000. loan from Horizon Technology Finance Corporation and it was sold at auction early this year. We are not certain of it’s current status.

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

Micro Vibrations Technology and Our Products

It is well established that increasing blood flow to the wound and peri-wound area helps accelerate the healing of ischemic wounds. Micro vibrations applied on the skin tissue increase local blood flow and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that are helpful for the wound healing process. Vibration therapy has been found to stimulate blood flow due to mechanical stresses of endothelial cells resulting in increased production of nitric oxide and vasodilation, as well as increase soft tissue and skin circulation (Maloney-Hinds et al., “The Role of Nitric Oxide in Skin Blood Flow Increases due to vibration in healthy adults and adults with type 2 diabetes,” School of Medicine, Loma Linda University. Ca. Diabetes Technology & Therapeutics, 2009 p. 39-43). In addition, micro vibrations induce skin surface nerve axon reflex and type IIa muscle fibers contraction rates, resulting in vasodilation (Nakagami et al., " Effect of vibration on skin blood flow in an in vivo microcirculatory model", The University of Tokyo, Bio-Science Trends 2007; 1 (3): 161-166). Ten minutes of vibration therapy with laser doppler revealed a consistent increase in blood supply (TJ Ryan et al.," The effect of mechanical forces (vibration or external compression) on the dermal water content of the upper dermis and epidermis, assessed by high frequency ultrasound", Oxford Wound Healing Institute, Journal of Tissue Viability, 2001. In another study, mean blood flow increase was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., "The effect of multidirectional mechanical vibration on peripheral circulation of humans", University of Otago New Zealand,Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood for a minimum of 10 minutes following treatment (Lohman et al., " The effect of whole body vibration on lower extremity skin blood flow in normal subjects", Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., " Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans", J Appl Physiol, 2007, 103:474-483,. Yue Z. et al., " On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis", Studies Appl Math, 2007, 119:95-109). Of import with respect to diabetic wounds, in which a prolonged inflammatory phase occurs, vibration vasodilation has generated an indirect anti-inflammatory action, mainly by suppression of nuclear factor-kβ, the key gene for inflammatory mediators (Marvin A., " Nitric Oxide is released into circulation with whole-body, periodic acceleration", Chest 2005;127;30-39).

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

WoundShield®

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

Following preliminary clinical studies that demonstrated WoundShield’s ability to enhance blood perfusion, in June 2014, we started a clinical trial for WoundShield with an end point of enhanced perfusion in chronic wounds at REX hospital in North Carolina. To date, only two patients have been recruited for this study, therefore we terminated this trial. We have not resumed it at another facility.

WoundShield Micro Therapy is a Class I device that does not require a premarket notification application or U.S. Food and Drug Administration clearance before it can be marketed in the U.S. We have listed it with the U.S. Food and Drug Administration.

Sales and Marketing

We have sold limited numbers of our WoundShield products through our website. We intend to aggressively market WoundShield in Europe and pursue the necessary approvals to commence marketing in the United States. Our strategy for selling Woundshield in the U.S. is to find a strong partner in the wound care market .

We are actively pursuing this straegy.

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

PainShield®

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

We have also identified a market for PainShield in the sports arena where in many cases reimbursement is either available from sports organizations or by self pay from wealthy sports figures. In order to pursue this market the Company is exhibiting at sports trainers meetings and advertising in their media

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

Market for UroShield

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

Sales and Marketing

We are currently seeking a strategic partner that is active in the urology market and would be interested in integrating UroShield into its range of products. We have sold limited numbers of our UroShield products through our website and our distributor in Italy.

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

WoundShield We believe that the initial usage of these products will be in the hospital setting. Reimbursement in the hospital setting is governed by the diagnosis-related group system, which does not require specific reimbursement codes. In parallel to introducing these devices to hospitals, we intend to apply for reimbursement codes for outpatient use. Although obtaining these codes can take two to five years and may require extensive clinical data, we believe that the desirable characteristics of these products may serve as an incentive to insurance companies to grant these codes more quickly.

UroShield. We expect these products to be used in hospital settings and therefore reimbursed under the diagnosis-related group reimbursement system. In addition, we anticipate that these products will initially be purchased privately until a reimbursement code is obtained. However, we believe that if we can empirically demonstrate UroShield’s efficacy in preventing recurrent hospitals admission in chronic Foley catheter patients and reducing overall per-patient cost, third party payers may accelerate the reimbursement approval process since the device could reduce their overall per-patient cost.

New Products Under Development

Renooskin

We have started developing a device for the facial rejuvenation market called Renooskin. . Previous in vitro clinical studies on human skin were done showing that the SAW technology provided skin rejuvenation comparable to Retinol A which is a well-accepted anti-aging cream.

The Company is developing a head band like applicator for the SAW treatment and has arranged for a pilot trial with a cosmetic dermatologist. The Company believes that pending proving efficacy of the Renooskin and receiving regulatory approval the device can be sold in a non-reimbursement market since cosmetic devices are private pay. We expect the first articles to test in the third quarter of 2016.

Endotrachshield

We plan to undergo a pilot study of adapting the Uroshield technology to endotracheal tubes. The study will target reduction of infection and pain in endotracheal tubes. We are currently in negotiation with the hospital in order for the study to go ahead. We expect an indication of efficacy within the third quarter of 2016 assuming the contractual arrangements can be agreed to.

Research and Development Expenses

During the years ended December 31, 2015 and 2014, we spent approximately $398,000 and $431,000 on research and development activities, respectively.

Intellectual Property

Patents

We believe that our patent portfolio provides us with sufficient protection of our patentable intellectual property. We have six patents in the U.S. and three filed applications. Granted U.S. Patent No. 7,393,501 (having the following foreign counter-parts: China ZL03818327.7; Israel 165422; Japan 4504183; India 246351; Australia 2003231892; European Union 1511414 B), “Method, apparatus and system for treating biofilms associated with catheters” and granted U.S. Patent No. 7,829,029 (having the following foreign counter-parts: China ZL200780019732.3 and European Union 1998834), “Acoustic add-on device for biofilm prevention in urinary catheter,” both relate to the use of surface acoustic waves to prevent biofilm formation on indwelling catheters. These granted U.S. patents expire on December 19, 2023 and October 27, 2025, respectively. Granted U.S. Patent No. 7,892,191 (having the following foreign counter-parts: Russia 2419395 and Australia 2005331251), “Nanovibration coating process for medical devices using multi vibration modes of a thin piezo element” and granted U.S Patent Patent No. 9,028,748 , “System and method for surface acoustic wave treatment of medical devices,” relate to methods of generating surface acoustic waves on medical device surfaces on both indwelling medical devices and implants to prevent biofilm formation. These U.S. patents expire on December 19, 2023 and February 26, 2027, respectively. U.S. Patent Application No. 11/710,615 (having the following foreign counter-parts: China ZL200780014875.5;, European Union, and allowed Israel application), “System and method for surface acoustic waves treatment of skin,” relates to methods of using surface acoustic waves for treatment of skin for the purpose of wound-healing, reducing infection, pain reduction and cosmetic enhancements..

We also license three patents pursuant to a license agreement with Piezo-Top Ltd and PMG Medica Ltd., U.S. Patent No. 6,454,716 B1, “A system and method for detection of fetal heartbeat,” and U.S. Patent No. 6,964,640 B2, “A system and method for detection of motion,” which incorporate certain technology related to biofilm prevention for medical purposes, including biofilm prevention in indwelling catheters, biofilm prevention in dialysis and respiratory assist devices and is based on unique configuration of piezoelectric elements in cooperative configuration with series of oscillators that are able to transmit and receive ultrasonic waves simultaneously. The configuration allows for an optimal scanning range at an unlimited number of angles.

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

The primary regulatory bodies and paths in Asia, Australia, Canada and Latin America are determined by the requisite country authority. In most cases, establishment registration and device licensing are applied for at the applicable Ministry of Health through a local intermediary. The requirements placed on the manufacturer are typically the same as those contained in ISO 9001 or ISO 13485, requirements for quality management systems published by the International Organization of Standardization. In some countries outside Europe, we are or will be able to sell on the basis of our CE Mark. We have the Health Canada medical device license for PainShield, a certificate by MOH allowing us to sell PainShield, WoundShield and UroShield in Israel, a certificate allowing us to sell PainShield in Australia, and we are able to sell PainShield, WoundShield and UroShield in India based on our CE Mark. In addition, our distributor in Korea has applied for approval to sell PainShield and UroShield. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

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

Customers

We initially sell our products both through our website and distribution agreements, with approximately 23% of our sales through distributors in 2015. We currently have exclusive distribution agreements for our products with medical product distributors based in the U.S. (for PainShield for abdominal and pelvic pain since 2012, Italy (since 2013), India (since 2012), United Kingdom (since 2010) and Israel (since 2012).

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

Manufacturing and Suppliers

We assemble our own products at our facilities in Nesher, Israel. All of the component parts of our products are readily available from a number of manufacturers and suppliers. We order component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers are APC International, Ltd., Rotel Product Engineering Ltd. and Amit Industries L.T.D (AmiCell). We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

Employees

As of December 31, 2015, we had 11 full-time employees and no part-time employees. Our employees are not party to any collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

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

For the fiscal year ended December 31, 2015, we had a net loss of $2,884,000, with revenues of $147,000. As of December 31, 2015, we had an accumulated deficit of $19,734,000 and a total stockholders’ deficit of $209,000. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for WoundShield and seek market acceptance of PainShield, which will require costly clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve sustained profitability or be able to maintain profitability.

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

On March 23, 2010, President Obama signed into law major healthcare reform legislation under the Patient Protection and Affordable Care Act of 2010, or the PPACA, which was modified on March 30, 2010 by the enactment of the Health Care and Education Reconciliation Act of 2010. Under the PPACA, it is expected that expanded healthcare coverage will be made available to an additional 30 million Americans. The increased costs to the U.S. government from the PPACA are expected to be funded through a combination of payment reductions for providers over time and several new taxes. The PPACA imposes, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S. beginning in 2013, resulting in an anticipated cost to the medical device industry of up to $20 billion over the next decade. We believe that we will be exempt from this excise tax with respect to PainShield under the exemption for devices of a “type which is generally purchased by the general public at retail for individual use.” We will also need to assess whether we are subject to it with respect to other products when they are approved for sale in the U.S. The PPACA also provides for the establishment of an Independent Medicare Advisory Board that could recommend changes in payment for physicians under certain circumstances beginning in 2014. In addition, the PPACA authorizes certain voluntary demonstration projects beginning no later than 2013 around development of bundling payments for acute, inpatient hospital services, physician services, and post-acute services for episodes of hospital care. The PPACA increases fraud and abuse penalties and expands the scope and reach of the Federal Civil False Claims Act and government enforcement tools, which may adversely impact healthcare companies.

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

As of March 30, 2016, our directors, executive officers and 5% or greater stockholders beneficially owned approximately 76.1% of our voting capital stock. As a result, if these stockholders were to choose to act together, they would be able to exercise significant influence with respect to all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and an office in Elmsford, New York. Our lease for the facility in Nesher expires December 31, 2015, with an option to renew annually. The space is approximately 230 square meters. We pay approximately $2,880 per month under our lease. We also use a small office in Elmsford, New York as our principal executive office. The use of this space is included in a services agreement pursuant to which we pay $4,000 per month for, among other services, processing products for shipping, customer service, payment processing and maintenance of certain records. We believe that our facilities are adequate to meet our current and proposed needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTCQB over-the-counter marketplace under the symbol “NAOV” since April 10, 2015. Prior to April 10, 2015, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low bid prices of our common stock as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not represent actual transactions.

	Fiscal Year 2015
	High	Low
First Quarter	$-	$-
Second Quarter (from April 10, 2015 to June 30, 2015)	$4.00	$3.50
Third Quarter	$4.65	$3.50
Fourth Quarter	$4.86	$4.70

As of March 30, 2016, there were approximately 132 holders of record of our common stock.

As of March 30, 2016, we had a total of 1,951,261 shares of our series C preferred stock outstanding. Each share of our series C preferred stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting series C preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

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

None

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

On February 5, 2013, we issued secured convertible promissory notes to certain investors. The convertible promissory notes were initially issued in the original aggregate principal amount of $100,000. On each of March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2014, April 1, 2014, May 15, 2014, June 16, 2014, August 7, 2014, September 7, 2014, October 13, 2014, November 19, 2014 and December 11, 2014, such principal amount was increased by $100,000, so that the total current principal amount outstanding is $1,500,000. The convertible promissory notes mature on April 30, 2015 or on an accelerated date if there is an event of default, upon which date the entire outstanding principal balance and any outstanding fees or interest will be due and payable in full. The convertible promissory notes bear interest at the rate of 6% per annum, which rate is increased to 10% upon and during the occurrence of an event of default. In addition, the convertible promissory notes are convertible either at the holders’ option or upon maturity into shares of our series C preferred stock at a current conversion price of $2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The holders of the convertible promissory notes have a security interest in all of our assets and those of our subsidiaries. To date, no principal or interest has been paid on these notes. See “Liquidity and Capital Resources—Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014—Convertible Promissory Notes” below for more information on the terms of these notes.

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

Revenue recognition

We generate revenues from the sale of our products to end users. Revenues from those products are recognized in accordance with FASB Accounting Standards Codification No. 605, “Revenue Recognition,” when delivery has occurred, persuasive evidence of an agreement exists, the vendor’s fee is fixed or determinable, no further obligation exists and collectability is probable.

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

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes” (“ASC 740”). ASC 740 prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of December 31, 2015 and December 31, 2014, we provided a full valuation allowance.

We implement a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We believe that our tax positions are all highly certain of being upheld upon examination. Provision for tax expenses was recorded as of December 31, 2015 and 2014 to uncertain tax positions as required.

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

Warrant liability

The fair value of the liability for our warrants issued to investors in 2015 and 2014 was calculated using the Black-Scholes model. We accounted for these warrants according to the provisions of ASC 815 and, based on the anti-dilution protections contained in the warrants, we classified them as liabilities, measured at fair value for each reporting period until they are exercised or expire, with changes in fair value recognized in our consolidated statement of comprehensive loss as financial income or expense.

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

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

Revenues. For the twelve months ended December 31, 2015 and 2014, our revenues were approximately $147,000 and $203,000, respectively, a decrease of approximately 27.6%, or $56,000, between the periods. The decrease was attributable primarily to a decrease in volume of sales top our distributor in the United States and to a lesser degree due to decreased sales and marketing efforts in the United States as we wait for approval for medicare reimbursement.

For the twelve months ended December 31, 2015, the percentage of revenues attributable to our products was: PainShield - 96% and UroShield - 4%. For the twelve months ended December 31, 2014, the percentage of revenues attributable to our products was: PainShield – 95.2% and UroShield – 4.8%. For the twelve months ended December 31, 2015 and 2014, the percentage of revenues attributable to our disposable products was 59.9% and 43.2%, respectively. For the twelve months ended December 31, 2015 and 2014, the portion of our revenues that was derived from distributors was 23.2% and 41%, respectively.

Gross Profit. For the twelve months ended December 31, 2015, gross profit decreased by approximately 10.9%, or $12,000, to approximately $98,000 from approximately $110,000 during the same period in 2014.

Gross profit as a percentage of revenues was 54.2% for the twelve months ended December 31, 2015 and 66.7% for the same period in 2014. The increase was primarily due to a write-off of inventory in the amount of approximately $14,000 during the twelve months ended December 31, 2014.

 Our gross profit is affected year-over-year by the mix of revenues between sales to distributers and sales directly to the end customers (where sales directly to the end customers generally have a higher margin) and the geographic regions in which we sell. As such, we are subject to year-over-year fluctuation in our gross profit.

Research and Development Expenses. For the twelve months ended December 31, 2015 and 2014, research and development expenses were $399,000 and $431,000, respectively, a decrease of approximately 7.4%, or $32,000, between the periods. The decrease was mainly associated with a decrease in professional fees incurred in creating new patents.

Research and development expenses as a percentage of total revenues were approximately 271% and 212.3% for the twelve months ended December 31, 2015 and 2014, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock based compensation expenses, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the twelve months ended December 31, 2015 and 2014, selling and marketing expenses were approximately $377,000 and $301,000, respectively, an increase of approximately 25.2%, or $76,000, between the periods.

The increase in selling and marketing expenses is mainly attributable to additional sales staff in the United States as well as an increased marketing budget to attend various trade shows and conferences. This increase was partially offset by a charge made in 2014 associated with the termination of our license agreement for NanoVibronix NPWT, to reflect potential amounts due under the license agreement.

Selling and marketing expenses as a percentage of total revenues were approximately 256.5% and 148.3% for the twelve months ended December 31, 2015 and 2014, respectively. The increase was due to the increase in our selling and marketing, described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the twelve months ended December 31, 2015 and 2014, general and administrative expenses were approximately $747,000 and $589,000, respectively, an increase of approximately 26.8%, or $158,000, between the periods.

The increase was mainly attributable to incurring professional fees and other costs associated with becoming a publicly traded company and to a lesser degree an increase in stock-based compensation to our management and directors.

General and administrative expenses as a percentage of total revenues were approximately 508.2% and 290.1% for the twelve months ended December 31, 2015 and 2014, respectively. The increase was due to the increase in general and administrative expenses, described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, costs associated with being a publicly traded company, stock-based compensation expenses, accounting and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the twelve months ended December 31, 2015 and 2014, financial expenses, net were $1,432,000 and $1,387,000, respectively, an increase of approximately 3.2%, or $45,000, between the periods. The increase resulted primarily from the amortization of the beneficial conversion feature of our convertible promissory notes and accrued interest on our convertible promissory notes issued over the years.

Tax expenses. For the twelve months ended December 31, 2015 and 2014, tax expenses were $29,000 and $49,000 respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The decrease was due to the fact that our headquarters moved to the United States in 2015 decreasing the Israeli subsidiary budget.

Net Loss. Our net loss increased by approximately $237,000, or 9%, to approximately $2,884,000 for the twelve months ended December 31, 2015 from approximately $2,647,000 during the same period in 2014. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. For the twelve months ended December 31, 2015, we had losses of approximately $2,884,000 and negative cash flows from operating activities of approximately $1,480,000.

During the twelve months ended December 31, 2015 we met our short-term liquidity requirements with the proceeds of $3,150,000 we from certain investors. We intend to use the proceeds of this offering to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that the proceeds of this offering will provide sufficient funding to meet our liquidity needs for the next twelve months.

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

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

General. As of December 31, 2015, we had cash and cash equivalents of approximately $1,614,000, compared to approximately $90,000 as of December 31, 2014. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,480,000 for the twelve months ended December 31, 2015 and approximately $900,000 for the same period in 2014. The increase in our usage of cash in our operating activities in the amount of $580,000 is mainly attributable to the increase in costs associated with being a publicly traded company, and the increase sales and marketing costs described above.

Cash used in our investing activities was approximately $1,000 during the twelve months ended December 31, 2015 and $4,000 during the twelve months ended December 31, 2014.

Cash provided by financing activities was approximately $3,005,000 for the twelve months ended December 31, 2015, which derived from issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock for aggregate consideration of $3,005,000, which is net of issuance costs of $145,000, compared to $900,000 of cash provided by financing activities for the twelve months ended December 31, 2014, which was derived from the issuance of convertible promissory notes.

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

Off Balance Sheet Arrangements

As of December 31, 2015, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2015.

Management’s Report on Internal Control over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2015.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and the members of our board of directors. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Position
William Stern, Ph.D.	73	Chief Executive Officer and Director
Stephen Brown	59	Chief Financial Officer
Harold Jacob, M.D.	61	Chief Medical Officer and Director
Jona Zumeris, Ph.D.	64	Vice President of Technology and Director
Ira Greenstein	54	Chairman of the Board of Directors
Martin Goldstein, M.D.	47	Director
Michael Ferguson	44	Director
Thomas R. Mika	63	Director

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

Stephen Brown, Chief Financial Officer. Mr. Brown has served as our chief financial officer since February 3, 2015. Since 2009, Mr. Brown has been a managing partner of The Mcguffin Group Financial, a financial consulting firm concentrating on advising early stage companies including e-Prodigy Financial, LLC and The YGM Group, LLC. Mr. Brown has also served as a partner in an accounting and tax practice at Brown, Brown and Associates since 2009. From April 1995 to January 2009, Mr. Brown served in several executive positions, including chief financial officer, at IDT Corporation, a NYSE listed telecommunications company. During this time, Mr. Brown also served on IDT’s board of directors for six years and on the Board of Net2Phone Inc. for five years. Mr. Brown was also the founder and chairman of IDT Entertainment Inc., a movie studio and media subsidiary. Mr. Brown is a certified public accountant and a member of the Academy of Television Arts and Sciences and serves on the board of directors of several educational institutions, including serving on the board of governors of Touro College.

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

Ira Greenstein, Director. Mr. Greenstein has served as our director since August 2009 and as our board chairman since February 4, 2014. Mr. Greenstein has served as President of Genie Energy Ltd. since December 2011. Mr. Greenstein currently also serves as Counsel to the Chairman of IDT Corporation and general counsel to various companies, including Ohr and Global Risk Advisors, LLC, an international strategic consulting firm providing clients with innovative security and risk mitigation strategies. Mr. Greenstein had served as the President of IDT from 2001 through 2011 and Counsel to the Chairman of IDT in 2000 and 2001. He has served as a Director of IDT and General Counsel and Secretary of IDT's subsidiary, Net2Phone, Inc. Prior to joining IDT, Mr. Greenstein was a partner in Morrison & Foerster LLP, where he served as the Chairman of that firm's New York Office's Business Department. Mr. Greenstein was an associate in the New York and Toronto offices of Skadden, Arps, Slate, Meagher & Flom LLP and served on the Securities Advisory Committee and as second counsel to the Ontario Securities Commission. Mr. Greenstein serves as Chairman of the Board of NanoVibronix, Inc. and on the Boards of Directors of Document Security Systems, Inc., Enerpulse Technologies, Inc. and Regal Bank of New Jersey. Mr. Greenstein received a B.S. from Cornell University and a J.D. from Columbia University Law School where he serves as a member of the Dean's Council.

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

Michael Ferguson, Director. Mr. Ferguson has served as our director since April 27, 2015. In January 2009, Mr. Ferguson founded Ferguson Strategies, LLC, a government affairs and strategic business consulting firm, where he serves as the chief executive officer and chairman. From 2001 to January 2009, he served in the U.S. House of Representatives, representing New Jersey’s 7th congressional district. While in Congress, he was a member of the House Energy and Commerce Committee, which has wide jurisdiction over the healthcare, telecommunications and energy industries. He served as vice chairman of the panel’s Health Subcommittee, where he became a key member on health care issues and helped to ensure passage of the Medicare Part D prescription drug benefit in 2003. In addition, he served as a member of the Telecommunications and Internet Subcommittee as well as the Oversight and Investigations Subcommittee. Mr. Ferguson was also a member of the House Financial Services Committee, where he cosponsored the Sarbanes-Oxley Act of 2002 and helped enact the initial terrorism risk insurance law. Congressman Ferguson currently serves as a senior fellow of the Center for Medicine in the Public Interest’s Odyssey Initiative for Biomedical Innovation and Human Health. He has also served on various corporate advisory boards and committees, including for Pfizer, Inc., the National Italian American Foundation and the United States Golf Association. Mr. Ferguson received a bachelor’s degree in government from the University of Notre Dame and a master’s of public policy degree with a specialization in education policy from Georgetown University. Mr. Ferguson brings to the board his extensive background in government affairs, health care policy, and business strategy gained from his experiences in Congress and business consulting, which we believe will assist in strengthening and advancing our strategic focus and regulatory compliance.

Thomas R. Mika, Director. Mr. Mika has served as our director since April 27, 2015. Mr. Mika has over 25 years of senior management, finance and consulting experience.  Mr. Mika concurrently serves as chairman of the board of Rennova Health, Inc. and as chief executive officer of its wholly-owned subsidiary, CollabRx, Inc.  Rennova Health is a vertically integrated public healthcare holding company that merged with CollabRx in November 2015 and became listed on the NASDAQ. CollabRx, formerly known as Tegal Corporation, is a clinical decision-support company that delivers expert solutions in precision oncology and genomic medicine. Mr. Mika has been the chief executive officer of CollabRx and its predecessor company since March 2005. From 1992 to 2002, Mr. Mika served on the company’s board of directors, which included periods of service as the chairman of the compensation committee and a member of the audit committee.  He was appointed as its executive vice president and chief financial officer in August 2002. Previously, Mr. Mika co-founded IMTEC, a boutique investment and consulting firm whose areas of focus included health care, pharmaceuticals, media and information technology.  As a partner of IMTEC, Mr. Mika served clients in the U.S., Europe and Japan over a period of 20 years, taking on the role of chief executive officer in several ventures.  Earlier in his career, Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. Mr. Mika holds a Bachelor of Science degree in Microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business. Mr. Mika’s qualifications to serve on our board include his significant strategic and business insight from his prior service on the board of directors of other publicly-held companies, as well as his substantial senior management, finance and consulting experience.

There are no family relationships among any of our directors and executive officers. Our executive officers are party to certain agreements related to their service as such, described in “Item 6. Executive Compensation.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2015, each of our directors, officers and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent shareholders.

Code of Ethics

We have not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, given oour small size. However, we may determine to do so in the future.

Board Committees

We do not currently have any board committees.

ITEM 11. EXECUTIVE COMPENSATION

2015 and 2014 Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers, William Stern Ph.D., our chief executive officer, Stephen Brown, our chief financial officer, Harold Jacob, M.D., our former chief executive officer and former chairman of the board of directors (now our chief medical officer and a member of our board of directors), Ophir Shahaf, our former chief executive officer and a former member of our board of directors, and Shay Ashkenazy, our former chief financial officer. No other executive officer had compensation of greater than $100,000 for the last three fiscal years.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)	Option Awards ($)(2)	All Other Compensation ($)(1)		Total ($)(1)
Harold Jacob, M.D.	2015	-		-	-	10,809	(3)	10,809
Former Chief Executive Officer and	2014	-		600	-	12,429	(3)	13,029
Former Chairman of the Board of Directors

Ophir Shahaf	2015	-		-	-	-		-
Former Chief Executive Officer	2014	136,036		-	-	54,496	(4)	190,532

William Stern, Ph.D.	2015	36,000	(5)	14,000	260,198	-		310,198
Chief Executive Officer and Director	2014	-		-	-	-		-

Stephen Brown	2015	50,000		-	86,733	-		136,733
Chief Financial Officer	2014	-		-	-	-		-

Shay Ashkenazy	2015	23,155		-	-	13,501	(6)	36,656
Former Chief Financial Officer	2014	88,729		-	-	36.958	(6)	125,687

Jona Zumeris, Ph.D.	2015	87,958		-	86,733	42,492	(7)	217,183
Vice President of Technology and Director	2014	68,005		-	-	35,850	(7)	103,855

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for each of 2015 and 2014 was 3.8869 NIS per dollar and 3.5779 NIS per dollar, respectively
(2)	The amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the twelve month period ended December 31, 2015 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 2—“Significant Accounting Policies” and Note 10—“Stockholders’ Deficiency” of the Notes to Consolidated Financial Statements as of December 31, 2015included in this Annual Report on Form 10-K.

(3)	Represents car-related benefits for Dr. Jacob.
(4)	Comprised of car-related benefits for Mr. Shahaf of $15,973 and other benefits, comprised of contributions towards a pension fund, disability insurance and an advanced study fund of $38,523.
(5)	Comprised of payments obligated under a services agreement with Multigon for use its facilities and services. Dr. Stern is the president of Multigon.
(6)	Comprised of car-related benefits for Mr. Ashkenazy of $8,882 in 2015 and $11,043 in 2014 and other benefits, comprised of contributions towards a pension fund, disability insurance and an advanced study fund of $4,619 in 2015 and $25,915 in 2014.
(7)	Comprised of car-related benefits for Dr. Zumeris of $16,997 in 2015 and $16,091 in 2014 and other benefits, comprised of contributions towards a pension fund, disability insurance, severance pay, an advanced study fund and recreation pay, of $25,495 in 2015 and $19,759 in 2014.

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

Agreement with Shay Ashkenazy

On March 2, 2014, we entered into an employment agreement with Shay Ashkenazy to serve as our chief financial officer. On June 16, 2014, we entered into a first amendment to the employment agreement. The term of the agreement began on April 1, 2014 and continued until terminated. Mr. Ashkenazy’s employment as chief financial officer was terminated pursuant to this agreement effective as of November 15, 2014. Prior to this effective termination date, Mr. Ashkenazy was paid his full base salary and all other earned and accrued benefits and contributions during a sixty day notice period. Mr. Ashkenazy continued to serve on a part-time basis through September 2015 for which he was paid 10,000 NIS per month.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of the named executive officer at December 31, 2015. This table includes unexercised and unvested options awards. Each outstanding award is shown separately.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
	Date of	Options (#)	Options (#)	Price	Expiration
Name	Grant	Exercisable	Unexercisable	($)	Date
Harold Jacob, M.D.	December 13, 2007	4,286	-	72.45	December 13, 2017
	December 9, 2010	10,714	-	1.19	December 9, 2020
	March 28, 2013	108,571	-	0.07	March 28, 2023

Shay Ashkenazy	June 16, 2014	12.382	-	2.66	January 31, 2016

Jona Zumeris, Ph.D.	March 28, 2013	111,429	-	0.07	March 28, 2023
	March 25, 2015	20,333	40,667	2.57	March 25, 2025

William Stern	March 25, 2015	61,000	122,000	2.57	March 25, 2025

Stephen Brown	March 25, 2015	20,333	40,667	2.57	March 28, 2025

2004 Global Share Option Plan

In November 2004, our board of directors adopted the 2004 Global Share Option Plan, pursuant to which 400,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2004 Global Share Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees, to encourage a sense of proprietorship and stimulate an active interest of such persons in our development and financial success. The 2004 Global Share Option Plan is administered by our board of directors..

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

The purpose of the NanoVibronix, Inc. 2014 Long-Term Incentive Plan is to provide an incentive to attract and retain services of key employees, key contractors, and outside directors whose services are considered valuable, to encourage a sense of proprietorship and to stimulate active interest of such persons in our development and financial success. The NanoVibronix, Inc. 2014 Long-Term Incentive Plan is intended to serve as an “umbrella” plan for us and our subsidiaries worldwide. Therefore, if so required, appendices may be added to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan in order to accommodate local regulations in foreign countries that do not correspond to the scope of the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. Unless terminated earlier by the board of directors, the NanoVibronix, Inc. 2014 Long-Term Incentive Plan will expire on February 19, 2024. As of December 31, 2015, a total of 185,641 shares were available for future issuance under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan.

Director Compensation

We paid no compensation to our non-employee directors for the one year period ended December 31, 2015 and have paid no compensation during 2016 to date. On March 25, 2015, we approved the following compensation package for independent directors: (i) an annual grant of options to purchase 20,000 shares of common stock to all independent directors; (ii) an additional annual grant of options to purchase 5,000 shares of common stock for service as the chairperson of a board committee; and (iii) an additional annual grant of options to purchase 2,500 shares of common stock for service as a member, but not the chairperson, of a board committee.

In addition, on March 25, 2015, we granted Mr. Greenstein an option to purchase 30,000 shares of common stock at an exercise price of $2.57 per share. The options vest on the one-year anniversary of the date of grant and have a term of ten years. We also granted Dr. Goldstein an option to purchase 91,500 shares of common stock at an exercise price of $2.57 per share. We also granted Mr. Mika an option to purchase 20.000 shares of common stock at an exercise price of $2.57 per share. We also granted Mr. Ferguson an option to purchase 20,000 shares of common stock at an exercise price of $2.57 per share. These options vest one-third annually commencing on the one-year anniversary of the date of grant and have a term of ten years. These options were granted under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 30, 2016 by:

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

As of March 30, 2016, we had 2,623,710 shares of common stock and 1,951,261 shares of series C preferred stock outstanding. This amount and the table below reflect the conversion of all outstanding shares of our convertible preferred stock (other than our series C preferred stock) and all outstanding convertible indebtedness, including accrued interest, into an aggregate of 2,131,081 shares of common stock and 1,057,726 shares of series C preferred stock, which occurred automatically upon the effectiveness of our Form 10 on April 10, 2015. The table below also reflects the exchange of all outstanding warrants to purchase preferred stock into warrants to purchase an aggregate of 331,293 shares of common stock with an exercise price of $1.393 per share, which also occurred automatically upon the effectiveness of our Form 10.

In addition to the shares of common stock reported below, as described in the footnotes below the table, six stockholders beneficially own 100% of our issuable and issued series C preferred stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned(1)
5% Owners
CollabRx, Inc.(2)	205,095		7.8%
IDT Corporation(3)	273,950	(4)	9.9%
Paul Packer(5)	273,522	(6)	9.9%
Miriam Winder-Kelly(7)	262,485	(8)	9.8%
Orin Hirschman(9)	245,820	(10)	9.4%

Officers and Directors
William Stern, Ph.D.	122,000	(11)	4.4%
Stephen Brown	40,667	(12)	1.5%
Harold Jacob, M.D.	225,773	(13)	8.2%
Jona Zumeris, Ph.D.	220,975	(14)	7.9%
Ira Greenstein	102,763	(15)	3.9%
Martin Goldstein, M.D.	45,740	(16)	1.7%
Michael Ferguson	20,000	(17)	*
Thomas R. Mika	20,000	(18)	*
All current directors and executive officers as a group (8 persons)	797,928		27.6%

* Represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 30, 2016. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	CollabRx’s address is 44 Montgomery Street, Suite 800, San Francisco, California 94104.

(3)	IDT Corporation’s address is 520 Broad Street, Newark, New Jersey 07102.

(4)	Comprised of (i) 155,838 shares of common stock, (ii) 34,236 shares of common stock that may be purchased upon the exercise of warrants, (iii) 71,501 shares of common stock that may be issued upon the conversion of an equal number of shares of series C preferred stock held by a subsidiary of IDT Corporation and (iv) 12,375 shares of common stock that may be issued upon the conversion of an equal number of shares of series C preferred stock held by IDT Corporation. Does not include 582,791 shares of series C preferred stock, which IDT Corporation also holds. These shares of series C preferred stock are excluded, even though the terms of the series C preferred stock allow for conversion into common stock and voting on an as if converted basis with the common stock, because these rights are prohibited if their exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. Does not include 533,334 shares of common stock that may be purchased by IDT Corporation upon the exercise of warrants. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock.

(5)	Mr. Packer’s address is 805 Third Avenue, 15th Floor, New York, NY 10022.

(6)	Based on information contained in Schedule 13G filed on February 12, 2016. Comprised of (i) 79,876 shares of common stock held by Globis Capital Partners, L.P., (ii) 45,585 shares of common stock held by Globis Overseas Fund, Ltd., (iii) 22,792 shares of common stock held by Mr. Packer, (iv) 30,571 shares of common stock that may be purchased upon the exercise of stock options held by Mr. Packer and (v) 94,698 shares of common stock to be issued upon the conversion of restricted series C preferred stock held by Globis Capital Partners, L.P.,.

Does not include the following, which Mr. Packer also beneficially owns: (i) 643,482 shares of common stock issuable upon conversion of series C preferred stock held by Globis Capital Partners, L.P., (ii) 227,114 shares of common stock issuable upon conversion of series C preferred stock held by Globis Overseas Fund, Ltd., (iii) 51,274 shares of common stock issuable upon conversion of series C preferred held by Globis International Investments L.L.C., (iv) 57,143 shares of common stock issuable upon conversion of series C preferred stock held by AYTA Consulting, LLC and (v) 210,883 shares of common stock issuable upon conversion of series C preferred stock held by Mr. Packer. These shares of common stock issuable upon conversion of the series C preferred stock are excluded, even though the terms of the series C preferred stock allow for conversion into common stock and voting on an as if converted basis with the common stock, because these rights are prohibited if the exercise of such conversion or voting rights will result in the holder having beneficial ownership of more than 9.99% of the issuer’s common stock..

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

(7)	Ms. Winder-Kelly’s address is 900 Abel Wolman Municipal Bldg. 200N. Holliday St. Baltimore, MD 21202.

(8)	Comprised of (i) 215,355 shares of common stock and (ii) 47,130 shares of common stock that may be purchased upon the exercise of warrants.

(9)	Mr. Hirschman’s address is 6006 Berkeley Avenue, Baltimore, Maryland 21209.

(10)	Based on information contained in Schedule 13G filed on March 3, 2016. Comprised of (i) 5,911 shares of common stock held by Mr. Hirschman, (ii) 1,299 shares of common stock that may be purchased upon the exercise of warrants held by Mr. Hirschman, (iii) 71,943 shares of common stock held by AIGH Investment Partners LLC, of which Mr. Hirschman serves as president, and (iv) 166,667 shares of common stock held by AIGH Investment Partners L.P., of which Mr. Hirschman serves as general partner.

Does not include 133,334 shares of common stock that may be purchased by AIGH Investment Partners, L.P. upon the exercise of warrants. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 4.99% of our common stock.

(11)	Comprised of 122,000 shares of common stock that may be purchased by Dr. Stern upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(12)	Comprised of 40,667 shares of common stock that may be purchased by Mr. Brown upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(13)	Comprised of (i) 64,178 shares of common stock held by Medical Instrument Development Inc., an entity controlled by Dr. Jacob, (ii) 25,662 shares of common stock held by Dr. Jacob, (iii) 12,362 shares of common stock that may be purchased by Medical Instrument Development Inc. upon the exercise of warrants, and (iv) 123,571 shares of common stock that may be purchased by Dr. Jacob upon the exercise of stock options.

(14)	Comprised of (i) 68,879 shares of common stock held by Piezo Top Ltd, an entity controlled by Dr. Zumeris, and (ii) options to purchase 152,096 shares of common stock held by Dr. Zumeris that are currently exercisable or exercisable within 60 days.

(15)	Comprised of (i) 59,130 shares of common stock, (ii) 12,990 shares of common stock that may be purchased upon the exercise of warrants and (iii) 30,643 shares of common stock that may be purchased upon the exercise of stock options that are currently exercisable or exercisable within 60 days.

(16)	Comprised of 45,750 shares of common stock that may be purchased by Dr. Goldstein upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(17)	Comprised of 20,000 shares of common stock that may be purchased by Mr. Ferguson upon exercise of stock options that are exercisable within 60 days.

(18)	Comprised of 20,000 shares of common stock that may be purchased by Mr. Mika upon exercise of stock options that are exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	841,671		$3.02	185,541
Equity compensation plans not approved by security holders	57,143	(1)	-		-
Total	898,814		$2.82	185,541

(1)	Represents 57,143 shares of common stock issuable upon conversion of series C preferred stock granted to AYTA Consulting, LLC, a consultant to us, in the form of a restricted series C preferred stock award.

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

On November 22, 2011, we issued convertible series B-1 promissory notes to certain investors. These investors included three funds controlled by Mr. Packer. The notes purchased by these funds were in the original aggregate principal amount of $180,000. Dr. Jacob, our former chief executive officer and chairman (now our chief medical officer and a member of our board of directors), also participated in the offering. As compensation for his service from May through December of 2011, Dr. Jacob received notes in the original aggregate principal amount of $25,000. In addition, CollabRx, Inc., which beneficially owns greater than 5% of our common stock, purchased convertible series B-1 promissory notes in the original aggregate principal amount of $300,000. The convertible series B-1 promissory notes matured on November 15, 2014. The entire outstanding principal balance and any outstanding fees or interest became due and payable in full on such date. We did not repay any amount under these notes, and they continued to accrue interest until February 10, 2015, when they were converted as described below. The convertible series B-1 promissory notes bore interest at the rate of 10% per annum, compounded annually. In addition, the convertible series B-1 promissory notes were convertible at any time at the holder’s option into shares of our series B-1 participating convertible preferred stock at an initial conversion price of $0.284 per share, subject to adjustment for stock dividends, stock splits or combinations. Our series B-1 participating convertible preferred stock is convertible into shares of our common stock at a rate of one common share for every seven series B-1 participating convertible preferred shares. The convertible series B-1 promissory notes would automatically convert into series B-1 participating convertible preferred stock upon the occurrence of (i) an aggregate investment in us of $3 million or more in a transaction or series of transactions, (ii) our initial public offering of our common stock pursuant to an effective registration statement under the United States Securities Act of 1933, as amended, or equivalent law of another jurisdiction, or upon such date as we became subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including, without limitation, upon consummation of a reverse merger or upon the effectiveness of a registration statement on Form 10 filed by us under the Securities Exchange Act of 1934, as amended, or equivalent document or (iii) a fundamental transaction. On February 10, 2015, an aggregate of $64,637 in interest had accrued on the notes held by the entities controlled by Mr. Packer, an aggregate of $8,977 had accrued on the notes held by Dr. Jacob and an aggregate of $107,729 had accrued on the notes held by CollabRx, Inc. On that date, upon our receipt of investment amounts aggregating more than $3 million, the notes held by Dr. Jacob and CollabRx, including accrued interest thereon, converted into shares of series B-1 participating convertible preferred stock, which then converted into common stock automatically upon the effectiveness of our Form 10on April 10, 2015. We entered into an amendment agreement with the entities controlled by Mr. Packer pursuant to which their series B-1 promissory notes converted into the same number of shares of series C preferred stock as the holder would have received in common stock underlying series B-1 preferred stock absent such amendment. Each share of our series C preferred stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting series C preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

On November 22, 2011, we issued convertible series B-2 promissory notes in the original aggregate principal amount of $340,329 and warrants to purchase 513,575 shares of series B-2 participating convertible preferred stock to Mr. Packer and the two funds described above in exchange for the cancellation of the preferred stock and warrants described above. The principal amount of the notes was equal to the original investment in the series B participating convertible preferred stock plus simple interest at 8% from the date of the original investment. The number of shares underlying the warrants was equal to Mr. Packer’s and the two funds’ proportionate share of 30 percent of the number of shares into which the convertible series B-1 promissory notes were convertible. The terms of the convertible series B-2 promissory notes were the same as those of the convertible series B-1 promissory notes, except that the initial conversion price was $0.199 per share of series B-2 participating convertible preferred stock. Our series B-2 participating convertible preferred stock is convertible into shares of our common stock at a rate of one common share for every seven series B-2 participating convertible preferred shares. We did not repay any amount under these notes, and they continued to accrue interest until February 10, 2015, when they were converted as described below. On February 10, 2015, an aggregate of $124,876 in interest had accrued on the notes. On that date, upon our receipt of investment amounts aggregating more than $3 million, our Series B-2 promissory notes, including accrued interest thereon, converted into shares of series B-2 participating convertible preferred stock, which then converted into common stock, automatically upon the effectiveness of our Form 10on April 10, 2015. However, we entered into an amendment agreement with the entities controlled by Mr. Packer pursuant to which their series B-2 promissory notes converted into the same number of shares of series C preferred stock as the holder would have received in common stock underlying series B-2 preferred stock absent such amendment. The warrants had an exercise price of $0.199 per share of series B-2 participating convertible preferred stock and a seven-year term. On April 10, 2015, upon the effectiveness of our Form 10, the warrants automatically exchanged for warrants to purchase 73,368 shares of common stock at an exercise price of $1.393 per share. Prior to the effectiveness of our Form 10, we had amended and restated the warrants to purchase series B-2 participating convertible preferred stock previously held by Mr. Packer and the entities controlled by Mr. Packer to include provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. This limitation may be waived upon not less than 61 days’ prior written notice to us, and will expire the day before the applicable warrant expires.

On February 5, 2013, March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2014, April 1, 2014, May 15, 2014, June 16, 2014, August 7, 2014, September 7, 2014, October 13, 2014, November 19, 2014 and December 11, 2014, we issued secured convertible promissory notes to two funds controlled by Mr. Packer. The notes were initially issued in the original aggregate principal amount of $100,000. On each date listed above, such principal amount was increased by $100,000. The fifteenth amended and restated secured convertible promissory notes issued on December 11, 2014 had an original aggregate principal amount of $1,500,000.In addition, as amended, the convertible promissory notes were convertible either at the holders’ option or upon maturity into shares of our series C preferred stock. On April 27, 2015, the holders of the convertible promissory notes elected to convert the outstanding principal and interest thereunder into shares of our series C preferred stock. On that date, an aggregate principal balance of $1,500,000 and $106,027 in accrued interest were converted into 603,769 shares of series C preferred stock.

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

On February 25, 2014, we entered into a consulting agreement with AYTA Consulting, LLC, an entity controlled by Mr. Packer, pursuant to which AYTA Consulting, LLC agreed to provide certain financial and strategic advisory and consulting services to us in exchange for a restricted stock award grant of 57,143 shares of our common stock, subject to the terms and conditions of a separate restricted stock award agreement, as the sole compensation for its performance of the consulting services. The agreement will terminate upon (a) our initial public offering, (b) our becoming subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (c) our merger, share exchange or consolidation (other than one in which our stockholders own a majority of the voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of our assets, (d) written termination of the agreement by AYTA Consulting, LLC with 30 days written notice, or (e) our liquidation, dissolution or winding up. The 57,143 shares of restricted stock were granted to AYTA Consulting, LLC on February 25, 2014 pursuant to a restricted stock award agreement and will fully vest upon the occurrence of any of the events listed in (a), (b) or (c) above. On January 30, 2015, we entered into an agreement providing for the exchange of the shares subject to the award agreement for an equal number of shares of series C preferred stock, subject to the same restrictions as the restricted common stock. The shares of restricted series C preferred stock are subject to forfeiture until vested and will be forfeited if such shares have not vested on the later of December 31, 2019 or the date of AYTA Consulting, LLC’s termination of service with us. These shares vested upon effectiveness of our Form 10 on April 10, 2015.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global, for the fiscal years ended December 31, 2015 and 2014.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$70,000	$45,000
Audit-related fees	$-	$-
Tax fees	$5,000	$-
All other fees	$-	$-
Total	$75,000	$45,000

Audit Fees

Audit fees for the years ended December 31, 2015 and 2014 consist of fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements.

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

Date: March 30, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM STERN	Chief Executive Officer and Director	March 30, 2016
William Stern	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer,	March 30, 2016
Stephen Brown	(principal financial and accounting officer)

/s/ IRA GREENSTEIN	Chairman of the Board of Directors	March 30, 2016
Ira Greenstein

/s/ MARTIN GOLDSTEIN	Director	March 30, 2016
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	March 30, 2016
Harold Jacob, M.D.

/s/ JONA ZUMERIS, PH.D.	Director	March 30, 2016
Jona Zumeris, Ph.D.

/s/ MICHAEL FERGUSON	Director	March 30, 2016
Michael Ferguson

/s/ THOMAS R. MIKA	Director	March 30, 2016
Thomas R. Mika

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.1	License Agreement, dated October 26, 2003, by and among NanoVibronix, Inc., Piezo-Top Ltd, and PMG Medica Ltd (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.2	License Agreement, dated December 11, 2011, by and between NanoVibronix, Inc. and AC Engineering Ltd. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.3	Form of Series B-1 Promissory Note (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.4	Form of Subscription Agreement for Series B-1 Convertible Promissory Notes (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.5	Form of Series B-2 Promissory Note (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.6	Form of Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.7	Form of Subscription Agreement for Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.8	First Amendment to Subscription Agreement for Series B Convertible Preferred Stock and Warrants, dated November 14, 2011, by and between NanoVibronix, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.9	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.10	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.11	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.12	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.13	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.14+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.15+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.16+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.17	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.18	Amendment to Convertible Promissory Notes (Series B-1), dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.19	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.20	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.21	Amendment to Convertible Promissory Notes (Series B-2), dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.22	Master Amendment Agreement, dated March , 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.23+	Consulting Agreement, dated February 25, 2014, by and among NanoVibronix, Inc., NanoVibronix Ltd. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.24+	Restricted Stock Award Agreement, dated February 25, 2014, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)
10.25+	Employment Agreement, dated February 26, 2014, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Ophir Shahaf (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.26+	Employment Agreement, dated March 2, 2014, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Shay Ashkenazy (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)
10.27+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.28	Form of Amended and Restated Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.29+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)
10.30+	First Amendment to Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Ophir Shahaf (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)
10.31+	First Amendment to Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Shay Ashkenazy (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)
10.32	Second Amendment to Convertible Promissory Notes (Series B-1), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.33	Second Amendment to Convertible Promissory Notes (Series B-2), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.34+	Side Letter to Restricted Stock Award Agreement, dated January 30, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.35	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.36+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.37+	Side Letter to Consulting Agreement, dated March 25, 2015, by and among NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)
10.38+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.39+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.40+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.41+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.42+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.43+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.44+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2015

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NanoVibronix Inc.

We have audited the accompanying consolidated balance sheets of NanoVibronix Inc. and its subsidiary ("the Company") as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NanoVibronix and its subsidiary at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 29, 2016	A Member of Ernst & Young Global

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31,
	2015	2014

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,614	$90
Trade receivables	5	21
Prepaid expenses and other accounts receivable (Note 3)	86	19
Inventories	71	35

Total current assets	1,776	165

PROPERTY AND EQUIPMENT, NET (Note 4)	10	18

DEFERRED ISSUANCE COSTS	-	358

SEVERANCE PAY FUND	197	182

Total assets	$1,983	$723

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands (except share data and per share data)

	December 31,
	2015	2014

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$58	101
Other accounts payables (Note 5)	239	702
Convertible Promissory notes (Note 7)	-	4,617

Total current liabilities	297	5,420

LONG-TERM LIABILITIES:
Warrants to purchase Common stock	1,696	734
Accrued severance pay	199	185

Total long-term liabilities	1,895	919

COMMITMENTS AND CONTINGENT LIABILITIES (Note 6)

STOCKHOLDERS' DEFICIENCY (Note 10):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 24,000,000 shares at December 31, 2015 and 2014; Issued and outstanding: 2,611,328 and 163,580 shares at December 31, 2015 and 2014, respectively	2	*) -
Series A-1 Preferred stock of $ 0.001 par value - Authorized: 400,000 shares at December 31, 2015 and 2014; Issued and outstanding: 0 and 222,620 shares at December 31, 2015 and 2014, respectively	-	*) -
Series A-2 Preferred stock of $ 0.001 par value - Authorized: 300,000 shares at December 31, 2015 and 2014; Issued and outstanding: 0 and 171,612 shares at December 31, 2015 and 2014, respectively	-	*) -
Series C Preferred stock of $ 0.001 par value - Authorized: 5,500,000 shares at December 31, 2015 and 2014; Issued and outstanding: 1,951,261 and 0 shares at December 31, 2015 and 2014, respectively	2	-
Additional paid-in capital	19,521	11,234
Accumulated deficit	(19,734)	(16,850)

Total stockholders' deficiency	(209	(5,616

Total liabilities and stockholders' deficiency	$1,983	$723

*)  Represents an amount lower than $ 1.

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands (except share data)

	Year ended December 31,
	2015	2014

Revenues	$147	$203

Cost of revenues	49	93

Gross profit	98	110

Operating expenses:

Research and development	399	431

Selling and marketing	377	301

General and administrative	747	589

Total operating expenses	1523	1,321

Operating loss	1,424	1,211

Financial expense, net (Note 11)	1,432	1,387

Loss before taxes on income	2,856	2,598

Taxes on income (Note 9)	28	49

Net loss	$2,884	$2,647

Total comprehensive loss	$2,884	$2,647

Basic and diluted net loss per share (Note 13)	$(1.46)	$(17.08)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	1,978,395	155,009

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Preferred stock			Common stock			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount		Number	Amount		capital	deficit	(deficiency)

Balance as of January 1, 2014	394,232	$	*)	155,009	$	*)	$10,906	$(14,203)	$(3,297)

Stock-based compensation related to options granted to consultants and employees	-		-	-		-	24	-	24
Exercise of options	-		-	8,571		*)	-	-	*)
Benefit component of convertible notes	-		-			*)	314	-	314
Total comprehensive loss	-		-	-		-	-	(2,647)	(2,647)

Balance as of December 31, 2014	394,232		*) -	163,580		*) -	11,234	(16,850)	(5,616)

Issuance of Common stock, net of issuance costs	-		-	216,667		*) -	511	-	511
Issuance of Preferred C stock, net of issuance costs	833,333		*) -	-		-	1,964	-	1,964
Issuance of warrants to Common stock	-		-	-		-	446	-	446
Conversion of Promissory Notes into Preferred B-1 stock and Preferred C stock	683,651		1	-		-	1,358	-	1,359
Conversion of Promissory Notes into Preferred B-2 stock and Preferred C stock	1,508,001		2	-		-	2,099	-	2,101
Conversion of Preferred A-1, A-2, B-1 and B-2 stock into Common stock	(2,128,868)		(2)	2,131,081		2	-	-	-
Conversion of Convertible Promissory Notes into Preferred C stock	603,769		1	-		-	1,605	-	1,606
Issuance of warrants to consultant	-		-	-		-	84	-	84
Issuance of Preferred C stock to a consultant	57,143		*) -	-		-	*) -	-	*) -
Issuance of Common stock to a consultant	-		-	100,000		*) -	*) -	-	-
Stock-based compensation related to options granted to consultants and employees	-		-	-		-	220	-	220
Total comprehensive loss	-		-	-		-	-	(2,884)	(2,884)

Balance as of December 31, 2015	1,951,261		$2	2,611,328		$2	$19,521	$(19,734)	$(209)

*) Represents an amount lower than $ 1 thousands.

The accompanying notes are an integral part of the consolidated financial statements

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Year ended December 31,
	2015	2014

Cash flows from operating activities:

Net loss	$(2,884)	$(2,647)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9	9
Stock based compensation	220	24
Benefit component of Promissory Notes	384	885
Valuation of warrants to purchase Common stock	962	138
Decrease (increase) in trade receivables	16	(8)
Decrease (increase) in prepaid expenses and other accounts receivable	(67)	33
Decrease (increase) in inventories	(36)	31
Increase (decrease) in accounts payable	(43)	83
Increase (decrease) in other accounts payable	(105)	183
Decrease in accrued severance pay, net	(1)	(2)
Accrued interest on Promissory Notes	65	372

Net cash used in operating activities	(1,480)	(900)

Cash flows from investment activities:
Purchase of property and equipment	(1)	(4)

Net cash used in investment activities	(1)	(4)

Cash flows from financing activities:
Proceeds from issuance of Common stock, Preferred stock and warrants, net of issuance costs	3,005	-
Proceeds from issuance of Promissory Notes and warrants	-	900

Net cash provided by financing activities	3,005	900

Increase in cash and cash equivalents	1,524	(4)
Cash and cash equivalents at the beginning of the period	90	94

Cash and cash equivalents at the end of the period	$1,614	$90

Supplemental information and disclosure of non-cash financing transactions:

Issuance costs	$-	$86
Conversion of Promissory Notes into Preferred B-1, B-2 stock and Preferred C stock	$5,066	$-

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 1:-	GENERAL

a.	NanoVibronix Inc. ("the Company"), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company's principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

b.	During the year ended on December 31, 2015, the Company continued to incur losses and negative cash flows from operating activities amounting to $ 2,884 and $ 1,480, respectively.

c.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

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

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies have been remeasured into U.S. dollars in accordance with Accounting Standards Codification ("ASC") 830, "Foreign Currency Matters."

All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statement of operations in financial expenses, net, as appropriate.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

Inventories are stated at the lower of cost or market value. Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its market value. As of December 31, 2015 and 2014, inventory write-downs were recorded in the amounts of $ 8 and $ 14, respectively.

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

The Company's property and equipment are reviewed for impairment in accordance with ASC 360, "Property Plant and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs. During the years ended December 31, 2015 and 2014, no impairment losses have been identified.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

Severance expenses for the years ended December 31, 2015 and 2014 amounted to $ 32 and $ 43, respectively.

i.	Warrants:

The Company accounts for certain warrants held by investors which include down round protection as a liability according to provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity`s Own Equity," ("ASC 815") which provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer`s own stock and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company`s statement of comprehensive loss as financial income or expense, as appropriate. For more information see Note 8.

j.	Revenue recognition:

The Company generates revenues from the sale of its products to distributors and end users as well as patients who are using the product at home. Revenues from those products are recognized in accordance with FASB Accounting Standards Codification No. 605, "Revenue Recognition," when delivery has occurred, persuasive evidence of an agreement exists, the vendor's fee is fixed or determinable, no further obligation exists and collectability is probable.

The Company's agreements with its distributers do not contain any price protection guarantees, rights of return or other post-shipment obligation.

k.	Research and development costs:

Research and development costs are charged to the statement of comprehensive loss, as incurred.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

Under step two, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.

ASC 740-10 applies to all tax positions related to income taxes. This includes tax positions considered to be "routine" as well as those with a high degree of uncertainty. ASC 740-10 has expanded disclosure requirements, which include a tabular roll forward of the beginning and ending aggregate unrecognized tax benefits as well as specific detail related to tax uncertainties for which it is reasonably possible the amount of unrecognized tax benefit will significantly increase or decrease within twelve months.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has historically not paid dividends and has no foreseeable plans to pay dividends.

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" with respect to options and warrants issued to non-employees.

Because there was no public market for the Common stock at the time of the grant of options, the Company has determined the fair value of the Common stock underlying all of its options and warrants at the time of grant by considering a number of objective and subjective factors. The Company had applied a market approach using recent third-party transactions in its equity. Going forward, the fair value of the underlying shares will be determined by the market price of the Common stock which is now listed or quoted on an established stock exchange.

n.	Fair value of financial instruments:

ASC 820, "Fair Value Measurements and Disclosures," defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the "exit price") in an orderly transaction between market participants at the measurement date.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

Deferred issuance costs represent direct and incremental cost related to the Company's registration of securities (see also Note 10).

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

In May 2014, the Financial Accounting Standards Board ("FASB") issued an ASU No. 2014-09 on revenue from contracts with customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. In 2015, the FASB issued guidance to defer the effective date to fiscal years beginning after December 15, 2017 with early adoption for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method of adoption, as well as the effect that adoption of this ASU will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The ASU is expected to impact our consolidated financial statements as we have certain operating lease arrangements. ASC 842 supersedes the previous leases standard, ASC 840 Leases. The standard is effective on January 1, 2019, with early adoption permitted. The Company is in process of evaluating the impact of this new guidance on its financial statements.

NOTE 3:-	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	December 31,
	2015	2014

Prepaid expenses	$50	$-
Other accounts receivable	36	19

	$86	$19

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 4:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2015	2014

Cost:
Computers and peripheral equipment	$100	$99
Office furniture and equipment	10	10

	110	109
Accumulated depreciation:
Computers and peripheral equipment	91	83
Office furniture and equipment	9	8

	100	91

Depreciated cost	$10	$18

Depreciation expenses for the years ended December 31, 2015 and 2014 were $ 9 each.

NOTE 5:-	OTHER ACCOUNTS PAYABLE

	December 31,
	2015	2014

Employees and payroll accruals	$95	$67
Accrued expenses	47	551
Provision for taxes	97	84

	239	702

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2017.

Future minimum lease commitments under non-cancelable operating lease agreements as of December 31, 2015 are as follows:

Year ended December 31,	Operating leases

2016	$30
2017	15

Total	$45

Rent and related expenses were $ 35 and $ 77 for the years ended December 31, 2015 and 2014, respectively.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

b.	Royalties to the Office of the Chief Scientist ("the OCS"):

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

As of December 31, 2015, the Company has a contingent obligation to pay royalties in the principal amount of approximately $ 492. In addition, the OCS may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

c.	In December 2011, the Company entered into a license agreement with a third party to manufacture and sell its products. According to the agreement, the Company was obligated to market and sell the third party's products and pay future royalties as a percentage of actual revenues. In the second quarter of 2014, followed the expiration of the agreement, the Company recorded a provision associated with a potential dispute with the third party. In June 2015, the Company settled claims made by the licensor with full mutual releases in exchange for inventory we had in our possession of parts used to manufacture their products which was previously written off as obsolete inventory in 2014.

NOTE 7:-	CONVERTIBLE PROMISSORY NOTES

a.	In November 2011, the Company issued Convertible B-1 Promissory Notes (the "B-1 Promissory Notes") to new and existing stockholders for a consideration of $ 1,000. The B-1 Promissory Notes bore 10% annual interest and were automatically convertible into Series B-1 Participating Convertible Preferred stock ("Series B-1 Preferred stock") upon certain events as defined in the agreement, at a fixed conversion price of $ 0.284 per share. If the B-1 Promissory Notes were not converted, the Company was required to pay the unpaid principal amount and interest accrued on the earlier of an "Event of Default" (as defined in the agreement) or November 15, 2014 (the "Maturity Date").

Following the above, the Company's then outstanding old Series B Participating Convertible Preferred stock ("Old Series B Preferred stock") and warrants to purchase Old Series B Preferred stock, issued during 2009 through 2011, were automatically cancelled and the holders of the Old Series B Preferred stock received Convertible B-2 Promissory Notes (the "B-2 Promissory Notes") in an aggregate amount of $ 1,557. The terms of the B-2 Promissory Notes terms were identical to those of the B-1 Promissory Notes, except that such B-2 Promissory Notes were convertible into shares of series B-2 Participating Convertible Preferred stock ("Series B-2 Preferred stock") and the conversion price set forth in such notes was $ 0.199 per share (reflecting a 30% discount on the B-1 Promissory Notes' conversion price mentioned above).

The B-1 Promissory Notes and the B-2 Promissory Notes are considered to be a liability pursuant to ASC 480 "Distinguishing Liabilities from Equity." The convertible notes are presented at accreted value, which includes the principal amount of the convertible notes less any discount and accumulated interest accrued over the term of the convertible notes, using the interest method.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

The Company's B-1 Promissory Notes and B-2 Promissory Notes matured on November 15, 2014. The entire outstanding principal balance and any outstanding fees or interest became due and payable in full on such date.

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

On April 28, 2014, the Company signed an amendment to The Agreement, pursuant to which The Notes were amended to be convertible into shares of Series C Preferred stock rather than Common stock. On the same date, the Company entered into a master amendment agreement with certain major stockholders pursuant to which the series B-1 promissory notes and series B-2 promissory notes held by them were amended to be convertible into shares of Series C Preferred stock rather than Common stock. Also on April 28, 2014, the Company amended the warrants to purchase shares of series B-2 participating convertible Preferred stock held by the entities party to the master amendment agreement to include provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of the Company's Common stock. This limitation may be waived upon not less than 61 days prior written notice to the Company, and will expire the day before the applicable warrant expires

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 7:-	CONVERTIBLE PROMISSORY NOTES (Cont.)

c.	In January and February 2015, the Company entered into securities purchase agreements with certain investors providing for the issuance of shares of Common stock, shares of Series C Preferred stock and warrants to purchase shares of Common stock. Pursuant to these agreements, the Company issued an aggregate of 833,333 shares of Series C Preferred stock, 216,667 shares of Common stock and warrants to purchase 420,000 shares of Common stock at an exercise price of $3.00 per share and warrants to purchase 420,000 shares of Common stock at an exercise price of $ 6.00 per share, for aggregate consideration of $ 3,005 net of issuance costs of $ 145, which were previously recorded as deferred issuance costs.

d.	In February 2015, upon the receipt by the Company of investment amounts aggregating $ 3,150, as described above, the B-1 Promissory Notes converted by their terms into an aggregate of 560,594 shares of the Company's Series B-1 Preferred stock and 123,057 shares of Series C Preferred stock, and the Company's B-2 Promissory Notes converted by their terms into an aggregate of 1,174,042 shares of Series B-2 Preferred stock and 333,959 shares of Series C Preferred stock.

e.	In April 2015, the holders of the Fourteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of the Company's Series C Preferred stock.

f.	In April 2015, upon the effectiveness of the Company's Form 10 filed with the Securities and Exchange Commission, the outstanding shares of Series A-1 Preferred stock, Series A-2 Preferred stock, Series B-1 Preferred stock and Series B-2 Preferred stock converted by their terms into 2,131,081 shares of Common stock.

NOTE 8:-	FAIR VALUE MEASUREMENTS

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

The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in fair values being recognized in the Company's consolidated statement of comprehensive loss as financial income or expenses.

In estimating the warrants' fair value the Company used the following assumptions:

	December 31,
	2015	2014

Dividend yield (1)	0%	0%
Expected volatility (2)	64.2%-66.9%	63%
Risk-free interest (3)	1.19%-1.42%	0.67%
Expected term (years) (4)	2.2-4.0	3.5-4.5

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 8:-	FAIR VALUE MEASUREMENTS

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over the term that is equivalent to the expected term of the option.

(3)	Risk-free interest - based on yield rate of non-index linked U.S. Federal Reserve treasury stock.

(4)	Expected term - the expected term was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

	Fair value of warrants to Common stock
	2015	2014

Balance at January 1	$734	$253
Fair value of warrants issued during twelve months ended December 31	-	343
Change in fair value of warrants	962	138

Balance at December 31	$1,696	$734

NOTE 9:-	TAXES ON INCOME

a.	As of December 31, 2015, the U.S. Company had federal and state net operating carry forward tax losses of approximately $ 13,651. The federal operating loss can be offset against taxable income for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

b.	Foreign tax:

1.	Income Tax (Inflationary Adjustments) Law, 1985:

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

2.	The Law for the Encouragement of Capital Investments, 1959 ("the Law"):

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

Conditions for the entitlement to the benefits:

The above benefits are conditional upon the fulfillment of the conditions stipulated by the law, regulations published thereunder and the letters of approval for the specific investments in the Beneficiary Enterprise. In the event of failure to comply with these conditions, the benefits may be canceled and the subsidiary may be required to refund the amount of the benefits, in whole or in part, including interest. The Company's management believes that the subsidiary is meeting the aforementioned conditions.

In December 2010, the "Knesset" passed the Law for Economic Policy for 2011 and 2012 (Amended Legislation), 2011 ("the 2011 and 2012 Amendment"), which prescribes, among others, amendments in the Law for the Encouragement of Capital Investments, 1959 ("the Law"). The 2011 and 2012 Amendment became effective as of January 1, 2011. According to the 2011 and 2012 Amendment, the benefit tracks in the Law were modified and a flat tax rate applies to the Company's entire preferred income under its status as a preferred company with a preferred enterprise. Commencing from the 2011 tax year, the Company will be able to apply (the waiver is non-recourse) the 2011 and 2012 Amendment and from the elected tax year and onwards, it will be subject to the amended tax rates that are: 2011 and 2012 - 15% (in development area A - 10%), 2014 and 2015 - 12.5% (in development area A - 7%) and in 2015 and thereafter - 12% (in development area A - 6%). Certain "Special Industrial Companies" that meet certain criteria would enjoy further reduced tax rates of 5% in Zone A and 8% elsewhere. The profits of these Industrial Companies would be freely distributable as dividends, subject to a 15% withholding tax (or lower, under an applicable tax treaty)

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

On August 5, 2013, the "Knesset" issued the Law for Changing National Priorities (Legislative Amendments for Achieving Budget Targets for 2014 and 2015), 2013 which consists of Amendment 71 to the Law for the Encouragement of Capital Investments ("the 2014 and 2015 Amendment"). According to the 2014 and 2015 Amendment, the tax rate on preferred income from a preferred enterprise in 2014 and thereafter will be 16% (in development area A - 9%).

The 2014 and 2015 Amendment also prescribes that any dividends distributed to individuals or foreign residents from the preferred enterprise's earnings as above will be subject to tax at a rate of 20%.

The Company and its subsidiary has tested the impact of the 2014 and 2015 Amendment to the Law on its financial statements, and as of the publication of the reports the Company and its subsidiary estimate that it will not be impacted by the initiation of the 2014 and 2015 Amendment as of the tax year 2014.

This estimation of the Company and its subsidiary might change in the future until the submission of the final decision to the tax authorities, as stated in the 2014 and 2015 Amendment.

3.	Tax rates:

The Israeli corporate tax rate in 2015 and 2014 is 26.5%.

On January 4, 2016, the Israeli Parliament's Plenum approved by a second and third reading the Bill for Amending the Income Tax Ordinance (No. 217) (Reduction of Corporate Tax Rate), 2015, which consists of the reduction of the corporate tax rate from 26.5% to 25%.

4.	Taxes on income recorded in the statement of comprehensive loss for the year ended December 31, 2015 are all current year taxes.

5.	The subsidiary has final tax assessments through 2010.

c.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company`s deferred tax assets are as follows:

	December 31,
	2015	2014
Deferred tax assets:

Net operating loss carry forward	$4,750	$3,886
Temporary differences	10	10

Deferred tax assets before valuation allowance	4,760	3,896
Valuation allowance	(4,760	(3,896

Net deferred tax asset	$-	$-

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 9:-	TAXES ON INCOME (Cont.)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2015 and 2014.

d.	Loss before taxes on income:

	Year ended December 31,
	2015	2014

Domestic	$2,203	$1,821
Foreign	644	777

	$2,847	$2,598

e.	Taxes on income:

Taxes on income for the period ended December 31, 2015 are foreign current taxes related to the Israeli subsidiary following the intercompany service agreement with the Company.

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

a.	Composition of stock capital:

	December 31, 2015		December 31, 2014
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
	number of shares

Common stock of $ 0.001 par value	24,000,000	2,611,328	24,000,000	163,580
Series A-1 Preferred stock of $ 0.001 par value	400,000	-	400,000	222,620
Series A-2 Preferred stock of $ 0.001 par value	300,000	-	300,000	171,612
Series B-1 Preferred stock of $ 0.001 par value	4,650,000	-	4,650,000	-
Series B-2 Preferred stock of $ 0.001 par value	12,650,000	-	12,650,000	-
Series C Preferred stock of $ 0.001 par value	5,500,000	1,951,261	5,500,000	-

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

b.	Common Stock:

The Common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

c.	Series A, B and C Preferred Stock:

1.	Series A and B Preferred Stock:

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

In each case, each share of Series A Preferred stock or Series B Preferred stock subject to adjustment for any and all recapitalizations, reclassifications, stock splits, reverse stock splits, stock dividends, subdivisions, combinations or similar events.

2.	Series C Preferred Stock:

Each share of Series C Preferred stock is convertible into one share of Common stock (subject to adjustment) at any time at the option of the holders, provided that each holder would be prohibited from converting Series C Preferred stock into shares of Common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of Common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder's provision of not less than 61 days' prior written notice to the Company.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

a)	In January and February 2015, the Company entered into securities purchase agreements with certain investors providing for the issuance of shares of Common stock, shares of Series C Preferred stock and warrants to purchase shares of Common stock. Pursuant to these agreements, the Company issued an aggregate of 833,333 shares of Series C Preferred stock, 216,667 shares of Common stock and warrants to purchase 420,000 shares of Common stock at an exercise price of $3.00 per share and warrants to purchase 420,000 shares of Common stock at an exercise price of $ 6.00 per share, for aggregate consideration of $ 3,005 net of issuance costs of $ 145, which were previously recorded as deferred issuance costs.

b)	In February 2015, upon the receipt by the Company of investment amounts aggregating $ 3,150, as described above, the B-1 Promissory Notes converted by their terms into an aggregate of 560,594 shares of the Company's Series B-1 Preferred stock and 123,057 shares of Series C Preferred stock, and the Company's B-2 Promissory Notes converted by their terms into an aggregate of 1,174,042 shares of Series B-2 Preferred stock and 333,959 shares of Series C Preferred stock.
24

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

c)	In April 2015, the holders of the Fourteenth Amended and Restated Secured Convertible Promissory Notes elected to convert the outstanding principal and interest thereunder into 603,769 shares of the Company's Series C Preferred stock.

d)	In April 2015, upon the effectiveness of the Company's Form 10 filed with the Securities and Exchange Commission, the outstanding shares of Series A-1 Preferred stock, Series A-2 Preferred stock, Series B-1 Preferred stock and Series B-2 Preferred stock converted by their terms into 2,131,081 shares of Common stock.

e)	In April 2015, the Company issued 100,000 shares of Common stock to its legal counsel as part of the total consideration for its legal services associated with the Company's fund raising.

f)	In April 2015, the Company issued 57,143 Series C Preferred stock to a related party as consideration for the provision of guidance and assistance in connection with the filing of the Company's Form 10 and becoming a public reporting company.

d.	Warrants issued to investors:

1.	In November 2011, the Company issued to some of its stockholders warrants to purchase 2,319,062 shares of Series B-2 Preferred stock with a fixed exercise price of $ 0.199 per share (reflecting a 30% discount on the fair value of the Company's Preferred stock on that date). The warrants expire on November 15, 2018 (see also Note 8a).

2.	In February 2013 through December 2014, the Company issued to some of its stockholders warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrant may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The warrants shall expire in February 2018 through December 2019, based on the issuance date (see also Note 8b, 8c).

e.	Stock option plan:

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

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

As of December 31, 2015, under the New Plan, 250,404 options were available for future grants.

1.	Option issued to employees:

The fair value for options granted in 2015 and 2014 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following weighted average assumptions:

	Year ended December 31,
	2015	2014

Risk free interest	1.44%-1.61	1.96
Dividend yields	0	0
Volatility	65.3%-66.8	60
Expected term (in years)	6	6

A summary of the Company's options activity and related information with respect to options granted to employees and directors during the years ended December 31, 2015 and 2014 are as follows:

	Year ended December 31,
	2015		2014
	Number of options	Weighted average exercise price	Number of options	Weighted average exercise price

Outstanding - beginning of the year	339,859	$3.30	322,542	$4.61
Granted	491,500	$2.57	37,145	$2.66
Exercised	-	$-	(8,571)	$0.07
Expired or Forfeited	(25,616)	$5.05	(11,257)	$41.3

Outstanding - end of the year	805,743	$2.80	339,859	$3.30

Exercisable at end of year	478,076	$3.18	302,714	$3.37

The weighted average fair value of the options granted in the year ended December 31, 2015 was $ 2.

The weighted average remaining contractual life as of December 31, 2015 is 8.4 years. The aggregated intrinsic value of outstanding options, as of December 31, 2015 and 2014 is $ 2,564 and $ 651, respectively.

As of December 31, 2015, compensation cost in the amount of $ 497 will be recognized in the years 2016-2017.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

2.	Option issued to non-employees:

The Company's outstanding options granted to consultants as of December 31, 2015 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share	Options exercisable	Expiration date

September 2006	500	$23.59	500	September 2016
April 2007	357	$24.21	357	April 2017
December 2007	1,500	$84.56	1,500	December 2017
April 2009	1,071	$72.45	1,071	April 2019
December 2010	786	$1.99	786	December 2020
March 2013	30,000	$1.96	30,000	March 2023
October 2013	1,000	$1.96	1,000	December 2023
February 2014	714	$1.96	714	February 2024

Total	35,928	$8.03	35,928

As of December 31, 2015, all options granted to non-employees are fully vested. The fair value of the Company's stock options granted to non-employees for the year ended December 31, 2014 was calculated using the following weighted average assumptions:

	Year ended December 31,
	2015	2014

Dividend yield	-	0%
Expected volatility	-	60%
Risk-free interest	-	1.73%
Expected term (years)	-	10

3.	Stock-based compensation:

The stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table:

	Year ended December 31,
	2015	2014

Research and development	$22	$2
Selling and marketing	9	5
General and administrative	189	17

	$220	$24

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 11:-	FINANCIAL EXPENSE, NET

	Year ended December 31,
	2015	2014

Interest on promissory notes	$65	$372
Benefit component of promissory notes	384	885
Change in fair value of warrants	962	138
Other financial expense (income)	21	(8)

	$1,432	$1,387

NOTE 12:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

	Year ended December 31,
	2015	2014

United States	$52	$83
Israel	14	28
Europe	28	46
India	7	11
Rest of the world	46	35

	$147	$203

During the year ended December 31, 2015, there were no sales to a single customer exceeding 10% of the Company's revenues.

The Company's long-lived assets are all located in Israel.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share data and per share data)

NOTE 13:-	BASIC AND DILUTED NET LOSS PER SHARE

The following table sets forth the computation of the Company's basic and diluted net loss per share of Common stock:

	Year ended December 31,
	2015	2014

Net loss attributable to holders of Common stock as reported	$(2,884)	$(2,647)

Weighted average number of shares of Common stock used in computing basic and diluted net loss per share	$1,978,395	$155,009

Net loss per share of Common stock, basic and diluted	$(1.46)	$(17.08)

For the years ended December 31, 2015 and 2014, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

NOTE 14:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its annual consolidated financial statements as of December 31, 2015 there were no disclosable transactions.

