Form 10-Q
period 2016-06-30
NanoVibronix, Inc.
filed 2016-08-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0. 001 per share, as of August 15, 2016 was 2,632,710 shares.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

NANOVIBRONIX INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF JUNE 30, 2016

U.S. DOLLARS IN THOUSANDS

UNAUDITED

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2016	2015
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$799	$1,614
Trade receivables	7	5
Prepaid expenses and other accounts receivable	123	86
Inventories	59	71

Total current assets	988	1,776

PROPERTY AND EQUIPMENT, NET	14	10

SEVERANCE PAY FUND	235	197

Total assets	$1,237	$1,983

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

U.S. dollars in thousands (except share and per share data)

	June 30,	December 31,
	2016	2015
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$28	$58
Other accounts payable	289	239

Total current liabilities	317	297

LONG-TERM LIABILITIES:
Warrants to purchase Common stock	1,843	1,696
Accrued severance pay	237	199

Total long-term liabilities	2,080	1,895

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 20,000,000 shares at June 30, 2016 and December 31, 2015; Issued and outstanding: 2,623,710 and 2,611,328 shares at June 30, 2016 and December 31, 2015, respectively.	2	2
Series C Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares at June 30, 2016 and December 31, 2015; Issued and outstanding: 1,951,261 at June 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	19,675	19,521
Accumulated deficit	(20,839)	(19,734)

Total stockholders' equity (deficiency)	(1,160)	(209)

Total liabilities and stockholders' equity (deficiency)	$1,237	$1,983

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015
	Unaudited		Unaudited

Revenues	$119	$68	$62	$39

Cost of revenues	49	25	22	15

Gross profit	70	43	40	24

Operating expenses:

Research and development	287	210	173	115

Selling and marketing	271	134	126	25

General and administrative	442	325	197	199

Total operating expenses	1,000	669	496	339

Operating loss	930	626	456	315

Financial expense, net	156	429	144	114

Loss before taxes on income	1,086	1,055	600	429

Taxes on income	19	9	10	5

Net loss	$1,105	$1,064	$610	$434

Total comprehensive loss	$1,105	$1,064	$610	$434

Common stock and Preferred C stock basic and diluted net loss per share (Note 6)	$(0.24)	$(0.43)	$(0.13)	$(0.10)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted net loss per share (Note 6)	4,573,773	2,487,301	4,574,971	4,227,688

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount	capital	deficit	(deficiency)

Balance as of January 1, 2015 (audited)	394,232	*)-	163,580	*)-	11,234	(16,850)	(5,616)

Issuance of Common stock, net of issuance costs	-	-	216,667	*)-	511	-	511
Issuance of Preferred C stock, net of issuance costs	833,333	*)-	-	-	1,964	-	1,964
Issuance of warrants to Common stock	-	-	-	-	446	-	446
Conversion of Promissory Notes into Preferred B-1 stock and Preferred C stock	683,651	1	-	-	1,358	-	1,359
Conversion of Promissory Notes into Preferred B-2 stock and Preferred C stock	1,508,001	2	-	-	2,099	-	2,101
Conversion of Preferred A-1, A-2, B-1 and B-2 stock into Common stock	(2,128,868)	(2)	2,131,081	2	-	-	-
Conversion of Convertible Promissory Notes into Preferred C stock	603,769	1	-	-	1,605	-	1,606
Issuance of warrants to consultant	-	-	-	-	84	-	84
Issuance of Preferred C stock to a consultant	57,143	*)-	-	-	*)-	-	*)-
Issuance of Common stock to a consultant	-	-	100,000	*)-	*)-	-	-
Stock-based compensation related to options granted to consultants and employees	-	-	-	-	220	-	220
Total comprehensive loss	-	-	-	-	-	(2,884)	(2,884)

Balance as of December 31, 2015 (audited)	1,951,261	$2	2,611,328	$2	$19,521	$(19,734)	$(209)

Issuance of Common Stock upon exercise of options	-	-	12,382	*)-	33	-	33
Stock-based compensation related to options granted to consultants and employees	-	-	-	-	121	-	121
Total comprehensive loss	-	-	-	-	-	(1,105)	(1,105)

Balance as of June 30, 2016 (unaudited)	1,951,261	$2	2,623,710	$2	$19,675	$(20,839)	$(1,160)

*)	Represents amount less than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Six months ended June 30,
	2016	2015
	Unaudited
Cash flows from operating activities:

Net loss	$(1,105)	$(1,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4	5
Stock-based compensation	121	81
Benefit component of Promissory Notes	-	384
Valuation of warrants to purchase Common stock	147	(36)
Decrease (increase) in trade receivables	(2)	7
Increase in prepaid expenses and other accounts receivable	(37)	(79)
Decrease (increase) in inventories	12	(18)
Increase (decrease) in accounts payable	(30)	(62)
Increase (decrease) in other accounts payable	50	(118)
Increase (decrease) in accrued severance pay, net	-	(1)
Accrued interest on Promissory Notes	-	65

Net cash used in operating activities	(840)	(836)

Cash flows from investment activities:
Purchase of property and equipment	(8)	(1)

Net cash used in investment activities	(8)	(1)

Cash flows from financing activities:
Proceeds from issuance of Common stock, Preferred stock and warrants, net of issuance costs	-	3,005
Proceeds from exercise of options	33	-

Net cash provided by financing activities	33	3,005

Increase (decrease) in cash and cash equivalents	(815)	2,168
Cash and cash equivalents at the beginning of the period	1,614	90

Cash and cash equivalents at the end of the period	$799	$2,258

Supplemental information and disclosure of non-cash financing transactions:

Conversion of Promissory Notes into Preferred B-1, B-2 stock and Preferred C stock	$-	$5,066

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 1:-	GENERAL

a.	NanoVibronix, Inc. ("the Company"), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company's principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

b.

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses in the amount of $1,105 during the six month period ended June 30, 2016, has an accumulated deficit of $20,839 as of June 30, 2016 and has accumulated negative cash flow from operating activities amounted to $840 for the six month period ended June 30, 2016. The Company expects to continue incurring losses and negative flows from operations. As a result, the Company may not have sufficient resources to fund its operations for the next twelve months. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Management’s plans include the continued commercialization of the Company’s products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it may need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

c.	In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016. The balance sheet for December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015. The results of operations for the six and three months ended June 30, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

d.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2015 are applied consistently in these financial statements.

Recent accounting pronouncements:

In March 2016, FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments in this update change the accounting for certain stock-based compensation transactions, including the income tax consequences and cash flow classification for applicable transactions. The amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that this amendment will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). The standard changes the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU 2016-13 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. The Company is currently assessing the impact of the adoption of this ASU on its consolidated financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of June 30, 2016 have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of June 30, 2016 and the Company’s consolidated results of operation and the consolidated cash flows for the six and three months ended June 30, 2016.

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

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

In estimating the warrants' fair value, the Company used the following assumptions:

June 30,
2016

Dividend yield (1)	0%
Expected volatility (2)	64.1-64.7%
Risk-free interest (3)	0.58%-0.71%
Expected term (years) (4)	1.4-3.3

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

Fair value of warrants to Common stock

Balance at January 1, 2016	$1,696
Change in fair value of warrants	147

Balance at June 30, 2016	$1,843

In addition, the Company’s financial instruments also include cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, accounts payable and other accounts payable. The fair value of these financial instruments was not materially different from their carrying values as of June 30, 2016 due to the short-term maturities of such instruments.

NOTE 5:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2017.

Future minimum lease commitments under non-cancelable operating lease agreements as of June 30, 2016 are as follows:

Year ended December 31,	Operating leases

2016	$18
2017	15

Total	$33

Rent and related expenses were $15 and $27 for the six months, and $7 and $15 for the three months ended June 30, 2016 and 2015, respectively.

Motor vehicle leases, and related expenses were $5 and $11 for the six months, and $3 and $5 for the three months ended June 30, 2016 and 2015, respectively.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

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

As of June 30, 2016, the Company has a contingent obligation to pay royalties in the principal amount of approximately $477. In addition, the OCS may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

NOTE 6:-	LOSS PER SHARE

All outstanding share options and warrants for the six months and three months ended June 30, 2016 and for the six months and three months ended June 30, 2015 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

Retrospective adjustment of net loss per share information

The Company has shares of Series C Preferred Stock outstanding which were issued in early 2015. The specific terms and conditions of the Series C Preferred Shares are disclosed in Note 10 to the Company’s December 31, 2015 audited consolidated financial statements which should be read along with these unaudited interim consolidated financial statements.

When preparing its consolidated financial statements for the year ended December 31, 2015, its interim consolidated financial statements for the respective quarters and year to date periods contained during 2015, and also the interim consolidated financial statements for the quarter ended March 31, 2016, the Company considered these convertible security to be a common stock equivalents but excluded them from its dilutive earnings (loss) per share computation as it concluded that the securities would be anti-dilutive in nature if or when converted. However, upon further analysis and when preparing it interim consolidated financial statements for the second quarter of 2016, the Company has concluded that these securities participate equally with common shares in the profits, losses and liquidation values of the Company, and while limited in voting they can be readily converted into voting common shares at any time. The Company has concluded that they are participating securities that should have been included as a component of both basic and dilutive earnings (loss) per share for all periods previously presented. Adjusted figures are presented below to reflect this revised conclusion.

	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Six months ended June 30, 2015	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Year end December 31, 2015	Quarter ended March 31, 2016

Net loss	630	434	1,064	1,039	2,103	2,884	495

Weighted average common shares as previously reported	281,543	2,388,220	1,336,085	2,611,328	1,767,417	1,978,395	2,621,191

Weighted average Series C Preferred shares outstanding	460,127	1,839,468	1,151,216	1,951,261	1,421,819	1,557,953	1,951,261

Basic and dilutive weighted average shares outstanding, as adjusted	741,670	4,227,688	2,487,301	4,562,589	3,189,236	3,536,348	4,572,452

Basic and dilutive loss per share, as adjusted	-0.85	-0.10	-0.43	-0.23	-0.66	-0.82	-0.11

The Company has retrospectively adjusted for the foregoing matter in the accompanying interim consolidated financial statements for the six month periods ended June 30, 2016 and 2015.

NOTE 7:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015

United States	$36	$30	$17	$11
Europe	38	8	17	5
Israel	7	5	6	4
India	9	7	3	4
Rest of the world	29	18	19	15

	$119	$68	$62	$39

During the six and three month period ended June 30, 2016, revenues from distributors accounted for 33% and 27% of total revenues. During the six and three month period ended June 30, 2015, revenues from distributors accounted for 24% and 26% of total revenues.

The Company's long-lived assets are all located in Israel.

NOTE 8:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of June 30, 2016 (unaudited) and for the three months period then ended (unaudited), the Company evaluated subsequent events through August 15, 2016 the date that the consolidated financial statements were issued.

In July 2016, the Company issued 9,000 restricted shares of Common stock to a consultant as part of the total consideration for its services.

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

Critical Accounting Policies

 A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have not been any material changes to such critical accounting policies since December 31, 2015.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues. For the six months ended June 30, 2016 and 2015, our revenues were approximately $119,000 and $68,000, respectively, an increase of approximately 75%, or $51,000, between the periods. The increase was mainly attributable to increased sales from adding distributors as well as having positive results from our increased marketing campaigns. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2016, the percentage of revenues attributable to our products was: PainShield - 93% and UroShield - 7%. For the six months ended June 30, 2015, the percentage of revenues attributable to our products was: PainShield - 93% and UroShield - 7%. For the six months ended June 30, 2016 and 2015, the percentage of revenues attributable to our disposable products was 48% and 39%, respectively. For the six months ended June 30, 2016 and 2015, the portion of our revenues that was derived from distributors was 33% and 24%, respectively.

Gross Profit. For the six months ended June 30, 2016, gross profit increased by approximately 62.8%, or $27,000, to approximately $70,000 from approximately $43,000 during the same period in 2015. The increase was due to the increase in revenues.

Gross profit as a percentage of revenues was approximately 59% and 63% for the six months ended June 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage is mainly due to the increased percentage of distributor sales which typically carry a lower gross profit percentage than our direct to consumer sales.

Research and Development Expenses. For the six months ended June 30, 2016 and 2015, research and development expenses were approximately $287,000 and $210,000, respectively, an increase of approximately 37%, or $77,000, between the periods. This increase was mainly due to clinical trial costs that took place in 2016 as well as increased development of new products.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 241% and 309% for the six months ended June 30, 2016 and 2015, respectively. The decrease was due primarily to the increase in revenues.

Selling and Marketing Expenses. For the six months ended June 30, 2016 and 2015, selling and marketing expenses were approximately $271,000 and $134,000, respectively, an increase of approximately 102%, or $137,000, between the periods. The increase was mainly due to an increase in selling and marketing activities, particularly increased trade show expenses as well as a favorable debt settlement which reduced costs by $75,000 in 2015.

Selling and marketing expenses as a percentage of total revenues were approximately 228% and 197% for the six months ended June 30, 2016 and 2015, respectively. The increase was due primarily to the increase in revenues and the increase in trade show expenses described above.

General and Administrative Expenses For the six months ended June 30, 2016 and 2015, general and administrative expenses were approximately $442,000 and $325,000, respectively, an increase of approximately 36%, or $117,000, between the periods. The increase was mainly due to the costs and increased professional fees associated with our becoming a public company.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities.

Financial Expenses net. For the six months ended June 30, 2016 and 2015, financial expenses, net were approximately $156,000 and $429,000, respectively, a decrease of approximately 64%, or $273,000, between the periods. The decrease resulted primarily from the lower valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes

Tax expenses. For the six months ended June 30, 2016 and 2015, tax expenses were $19,000 and $9,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The increase in our tax expenses was due to increased spending by our Israel subsidiary.

Net Loss. Our net loss increased by approximately $41,000, or 4%, to approximately $1,105,000 for the six months ended June 30, 2016 from approximately $1,064,000 in the same period of 2015. The increase in net loss resulted primarily from the factors described above.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues. For the three months ended June 30, 2016 and 2015, our revenues were approximately $62,000 and $39,000, respectively, an increase of approximately 59%, or $23,000, between the periods. The increase was mainly attributable to increased sales from adding distributors as well as having positive results from our increased marketing campaigns. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2016, the percentage of revenues attributable to our products was: PainShield - 90% and UroShield - 10%. For the three months ended June 30, 2015, the percentage of revenues attributable to our products was: PainShield - 93% and UroShield - 7%. For the three months ended June 30, 2016 and 2015, the percentage of revenues attributable to our disposable products was 41% and 39%, respectively. For the three months ended June 30, 2016 and 2015, the portion of our revenues that was derived from distributors was 27% and 21%, respectively.

Gross Profit. For the three months ended June 30, 2016, gross profit increased by approximately 67%, or $16,000, to approximately $40,000 from approximately $24,000 during the same period in 2015. The increase was due to the increase in revenues.

Gross profit as a percentage of revenues was approximately 65% and 62% for the three months June 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage is mainly due to the increased percentage of distributor sales which typically carry a lower gross profit percentage than our direct to consumer sales.

Research and Development Expenses. For the three months ended June 30, 2016 and 2015, research and development expenses were approximately $173,000 and $115,000, respectively, an increase of approximately 50%, or $58,000, between the periods. This increase was mainly due to clinical trial costs that took place in 2016 as well as increased development of new products.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 279% and 295% for the three months ended June 30, 2016 and 2015, respectively. The increase was due primarily to the increase in revenues.

Selling and Marketing Expenses. For the three months ended June 30, 2016 and 2015, selling and marketing expenses were approximately $126,000 and $25,000, respectively, an increase of approximately 404%, or $101,000, between the periods. The increase was mainly due to an increase in selling and marketing activities, particularly increased salaries and marketing expenses as well as a favorable debt settlement which reduced costs by $75,000 in 2015.

Selling and marketing expenses as a percentage of total revenues were approximately 203% and 64% for the three months ended June 30, 2016 and 2015, respectively. The increase was due primarily to the increase in revenues and the increase in trade show expenses described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2016 and 2015, general and administrative expenses were approximately $197,000 and $199,000, respectively, a slight decrease of approximately 1%, or $2,000, between the periods.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the three months ended June 30, 2016 and 2015, net were approximately $144,000 and $114,000, respectively, an increase of approximately 26%, or $30,000, between the periods. The increase resulted primarily from the higher valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes

Tax expenses. For the three months ended June 30, 2016 and 2015, tax expenses were $10,000 and $5,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The increase in our tax expenses was due to increased spending by our Israel subsidiary.

Net Loss. Our net loss increased by approximately $176,000, or 41%, to approximately $610,000 for the three months ended June 30, 2016 from approximately $434,000 in the same period of 2015. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

  We continue to incur losses and negative cash flows from operating activities. We have incurred losses in the amount of $1,105,000 during the six month period ended June 30, 2016, and have accumulated negative cash flow from operating activities of $840,000 for the six month period ended June 30, 2016. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we may not have sufficient resources to fund our operation for the next twelve months. These conditions raise doubts about our ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the six months ended June 30, 2016, and through August 15, 2016, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to continue to use our existing cash reserves use to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the current year, we will need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. It should also be noted that there are no assurances that we would be able to raise additional capital on terms favorable to us.

Six Months Ended June 30, 2016 Compared to six Months Ended June 30, 2015

General . As of June 30, 2016, we had cash and cash equivalents of approximately $799,000, compared to approximately $1,614,000 as of December 31, 2015. The decrease is attributable primarily to our net cash used in operating activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $840,000 for the six months ended June 30, 2016 and $836,000 for the same period in 2015. The increase in our cash usage was mainly associated with the increase in our net operating loss for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, for the reasons described above.

Cash used in investing activities was $8,000 and $1,000 for the six month periods ended June 30, 2016 and 2015, respectively, and was related to purchases of fixed assets.

Cash provided by financing activities was approximately $33,000 for the six months ended June 30, 2016 derived from proceeds received on the exercise of options and $3,005,000 for the six months ended June 30, 2015, which derived from issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock for aggregate consideration of $3,005,000, which is net of issuance costs of $145,000.

Off Balance Sheet Arrangements

As of June 30, 2016, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2016.

(b)	Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the fiscal quarter ended June 30, 2016, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2016, we issued 9,000 restricted shares of common stock to Emerging Markets Consulting, LLC, a consultant to us, as consideration for consulting services. These securities were not registered under the Securities Act of 1933, as amended, or the securities laws of any state, and were offered and sold pursuant to the exemption from registration under the Securities Act of 1933, as amended, provided by Section 4(2) of the Securities Act of 1933, as amended. The investor was an accredited investor (as defined by Rule 501 under the Securities Act of 1933, as amended) at the time of the transaction.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 15, 2016	By:	/s/ William Stern
Name: William Stern, Ph.D.
Title: Chief Executive Officer

Date: August 15, 2016	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

* Filed herewith.