Form 10-Q
period 2016-09-30
NanoVibronix, Inc.
filed 2016-11-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock, par value $0. 001 per share, as of November 14, 2016 was 2,632,710 shares.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

PART I – FINANCIAL INFORMATION

NANOVIBRONIX INC. AND ITS SUBSIDIARY

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF SEPTEMBER 30, 2016

U.S. DOLLARS IN THOUSANDS

UNAUDITED

Item 1. Financial Statements

CONSOLIDATED BALANCE SHEETS (unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2016	2015
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$532	$1,614
Trade receivables	11	5
Prepaid expenses and other accounts receivable	71	86
Inventories	63	71

Total current assets	677	1,776

PROPERTY AND EQUIPMENT, NET	12	10

SEVERANCE PAY FUND	235	197

Total assets	$924	$1,983

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)

U.S. dollars in thousands (except share and per share data)

	September 30,	December 31,
	2016	2015
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Accounts payable	$69	$58
Other accounts payable	334	239

Total current liabilities	403	297

NON-CURRENT LIABILITIES:
Warrants to purchase Common stock	1,887	1,696
Accrued severance pay	237	199

Total long-term liabilities	2,124	1,895

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 20,000,000 shares at September 30, 2016 and December 31, 2015; Issued and outstanding: 2,632,710 and 2,611,328 shares at September 30, 2016 and December 31, 2015, respectively.	2	2
Series C Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares at September 30, 2016 and December 31, 2015; Issued and outstanding: 1,951,261 at September 30, 2016 and December 31, 2015, respectively	2	2
Additional paid-in capital	19,838	19,521
Accumulated deficit	(21,445)	(19,734)

Total stockholders' equity (deficiency)	(1,603)	(209)

Total liabilities and stockholders' equity (deficiency)	$924	$1,983

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
	Unaudited		Unaudited

Revenues	$180	$108	$61	$40

Cost of revenues	77	35	27	10

Gross profit	103	73	34	30

Operating expenses:

Research and development	447	297	161	87

Selling and marketing	390	207	120	73

General and administrative	741	533	298	208

Total operating expenses	1,578	1,037	579	368

Operating loss	1,475	964	545	338

Financial expense, net	208	1,112	52	683

Loss before taxes on income	1,683	2,076	597	1,021

Taxes on income	28	27	9	18

Net loss	$1,711	$2,103	$606	$1,039

Total comprehensive loss	$1,711	$2,103	$606	$1,039

Common stock and Preferred C stock basic and diluted net loss per share (Note 6)	$(0.37)	$(0.66)	$(0.13)	$(0.23)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted net loss per share (Note 6)	4,576,616	3,189,236	4,582,290	4,562,589

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIENCY)

U.S. dollars in thousands (except share data)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount	capital	deficit	(deficiency)

Balance as of January 1, 2015 (audited)	394,232	*)	163,580	*)	11,234	(16,850)	(5,616)

Issuance of Common stock, net of issuance costs	-	-	216,667	*)	511	-	511
Issuance of Preferred C stock, net of issuance costs	833,333	*)	-	-	1,964	-	1,964
Issuance of warrants to Common stock	-	-	-	-	446	-	446
Conversion of Promissory Notes into Preferred B-1 stock and Preferred C stock	683,651	1	-	-	1,358	-	1,359
Conversion of Promissory Notes into Preferred B-2 stock and Preferred C stock	1,508,001	2	-	-	2,099	-	2,101
Conversion of Preferred A-1, A-2, B-1 and B-2 stock into Common stock	(2,128,868)	(2)	2,131,081	2	-	-	-
Conversion of Convertible Promissory Notes into Preferred C stock	603,769	1	-	-	1,605	-	1,606
Issuance of warrants to consultant	-	-	-	-	84	-	84
Issuance of Preferred C stock to a consultant	57,143	*)	-	-	*)	-	*)
Issuance of Common stock to a consultant	-	-	100,000	*)	*)	-	-
Stock-based compensation related to options granted to consultants and employees	-	-	-	-	220	-	220
Total comprehensive loss	-	-	-	-	-	(2,884)	(2,884)

Balance as of December 31, 2015 (audited)	1,951,261	$2	2,611,328	$2	$19,521	$(19,734)	$(209)
Issuance of Restricted stocks to consultant			9,000	*)	-	-	-
Issuance of Common stocks upon exercise of options	-	-	12,382	*)	33	-	33
Stock-based compensation	-	-	-	-	284	-	284
Total comprehensive loss	-	-	-	-	-	(1,711)	(1,711)

Balance as of September 30, 2016 (unaudited)	1,951,261	$2	2,632,710	$2	$19,838	$(21,445)	$(1,603)

*)	Represents amount less than $1.

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	Nine months ended September 30,
	2016	2015
	Unaudited
Cash flows from operating activities:

Net loss	$(1,711)	$(2,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	7
Stock-based compensation	284	153
Benefit component of Promissory Notes	-	384
Valuation of warrants to purchase Common stock	191	652
Decrease (increase) in trade receivables	(6)	15
Increase (decrease) in prepaid expenses and other accounts receivable	15	(58)
Decrease (increase) in inventories	8	(39)
Increase (decrease) in accounts payable	11	(62)
Increase (decrease) in other accounts payable	95	(113)
Decrease in accrued severance pay, net	-	(1)
Accrued interest on Promissory Notes	-	65

Net cash used in operating activities	(1,107)	(1,100)

Cash flows from investment activities:
Purchase of property and equipment	(8)	(1)

Net cash used in investment activities	(8)	(1)

Cash flows from financing activities:
Proceeds from issuance of Common stock, Preferred stock and warrants, net of issuance costs	-	3,005
Proceeds from exercise of options	33	-

Net cash provided by financing activities	33	3,005

Increase (decrease) in cash and cash equivalents	(1,082)	1,904
Cash and cash equivalents at the beginning of the period	1,614	90

Cash and cash equivalents at the end of the period	$532	$1,994

Supplemental information and disclosure of non-cash financing transactions:

Conversion of Promissory Notes into Preferred B-1, B-2 stock and Preferred C stock	$-	$5,066

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

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

b.	The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses in the amount of $1,711 during the nine month period ended September 30, 2016, has an accumulated deficit of $21,445 as of September 30, 2016 and has accumulated negative cash flow from operating activities amounted to $1,107 for the nine month period ended September 30, 2016. The Company expects to continue incurring losses and negative flows from operations. As a result, the Company will not have sufficient resources to fund its operations for the next twelve months. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Management’s plans include the continued commercialization of the Company’s products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

c.	In the opinion of management, the accompanying unaudited consolidated interim financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2016. The balance sheet for December 31, 2015 was derived from the Company’s audited financial statements for the year ended December 31, 2015. The results of operations for the nine and three months ended September 30, 2016 are not necessarily indicative of results that could be expected for the entire fiscal year.

d.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements as of September 30, 2016 have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2016 and the Company’s consolidated results of operation and the consolidated cash flows for the nine and three months ended September 30, 2016.

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

U.S. dollars in thousands (except share and per share data)

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

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

In estimating the warrants' fair value, the Company used the following assumptions:

September 30,
2016

Dividend yield (1)	0%
Expected volatility (2)	64.1-64.4%
Risk-free interest (3)	0.73%-0.85%
Expected term (years) (4)	1.1-3.0

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

Fair value of warrants to Common stock

Balance at January 1, 2016	$1,696
Change in fair value of warrants	191

Balance at September 30, 2016	$1,887

In addition, the Company’s financial instruments also include cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, accounts payable and other accounts payable. The fair value of these financial instruments was not materially different from their carrying values as of September 30, 2016 due to the short-term maturities of such instruments.

NOTE 5:-	STOCKHOLDERS' EQUITY (DEFICIENCY)

a)	Issuance of restricted shares

On July 18, 2016, the Company issued 9,000 restricted shares of Common stock, vesting over three months, to a consultant as part of the total consideration for its services.

b)	Stock based compensation

During the nine-month period ended September 30, 2016, the Company's Board of Directors granted 100,000 options to purchase ordinary shares of the Company to its directors. The exercise price for such options is $5.35 per share, with vesting to occur over 1 year.

The following table presents the assumptions used to estimate the fair values of the options granted in the periods presented:

	Nine months ended September 30,
	2016	2015
	Unaudited

Volatility	63.80%	65.3-66.8%
Risk-free interest rate	1.21%	1.44-1.61%
Dividend yield	0%	0%
Expected life (years)	5.5	5.5-6.5

Weighted average fair value of options granted during the nine- month period ended September 30, 2016 and 2015 were $ 3.08 and $ 1.50, respectively.

During the nine-month period ended September 30, 2016 and 2015, the Company recorded share based compensation in a total amount of $240 and $153, respectively.

As of September 30, 2016, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $565, which is expected to be recognized over a weighted average period of approximately 1.17 years.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2017.

Future minimum lease commitments under non-cancelable operating lease agreements as of September 30, 2016 are as follows:

Year ended December 31,	Operating leases

2016	$8
2017	16

Total	$24

The Company leases motor vehicles under cancelable lease agreements. The Company has an option to be released from this lease agreement, which may result in penalties in a maximum amount of approximately $7.

Rent and related expenses were $22 and $23 for the nine months, and $7 and $8 for the three months ended September 30, 2016 and 2015, respectively.

Motor vehicle leases, and related expenses were $12 and $12 for the nine months, and $7 and $1 for the three months ended September 30, 2016 and 2015, respectively.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

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

As of September 30, 2016, the Company has a contingent obligation to pay royalties in the principal amount of approximately $478. In addition, the OCS may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

NOTE 7:-	LOSS PER SHARE

All outstanding share options and warrants for the nine months and three months ended September 30, 2016 and for the nine months and three months ended September 30, 2015 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

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

	Quarter ended March 31, 2015	Quarter ended June 30, 2015	Six months ended June 30, 2015	Quarter ended September 30, 2015	Nine months ended September 30, 2015	Year ended December 31, 2015	Quarter ended March 31, 2016

Net loss	630	434	1,064	1,039	2,103	2,884	495

Weighted average common shares as previously reported	281,543	2,388,220	1,336,085	2,611,328	1,767,417	1,978,395	2,621,191

Weighted average Series C Preferred shares outstanding	460,127	1,839,468	1,151,216	1,951,261	1,421,819	1,557,953	1,951,261

Basic and dilutive weighted average shares outstanding, as adjusted	741,670	4,227,688	2,487,301	4,562,589	3,189,236	3,536,348	4,572,452

Basic and dilutive loss per share, as adjusted	(0.85)	(0.10)	(0.43)	(0.23)	(0.66)	(0.82)	(0.11)

The Company has retrospectively adjusted for the foregoing matter in the accompanying interim consolidated financial statements for the nine month periods ended September 30, 2016 and 2015.

NOTE 8:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015

United States	$62	$41	$26	$11
Europe	44	15	6	7
Israel	11	10	4	5
India	24	7	15	-
Rest of the world	39	35	10	17

	$180	$108	$61	$40

During the nine and three month period ended September 30, 2016, revenues from distributors accounted for 34% and 36% of total revenues. During the nine and three month period ended September 30, 2015, revenues from distributors accounted for 27% and 32% of total revenues.

The Company's long-lived assets are all located in Israel.

NOTE 9:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of September 30, 2016 (unaudited), and for the three months period then ended (unaudited), the Company evaluated subsequent events through November 14, 2016, the date that the consolidated financial statements were issued.

On October 13, 2016, the Board of Directors of the Company (the “Board”) appointed Brian M. Murphy as a director and chief executive officer of the Company. In connection with Mr. Murphy’s appointment as the chief executive officer, the Company entered into an employment agreement, dated October 13, 2016, with Mr. Murphy (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Murphy is entitled to (i) an annual salary of $181, which shall automatically increase to (a) $200, effective as of January 1 of the year immediately following any calendar year during which the Company generates gross sales exceeding $1,000, and (b) $225, effective as of January 1 of the year immediately following any calendar year during which the Company generates gross sales exceeding $2,000; (ii) an annual performance bonus up to (a) $150 in the aggregate, up to $100 of which will be based on Mr. Murphy meeting the performance criteria for the year and up to $50 of which will be based on the Board’s sole discretion in 2017, or (b) $100 based on Mr. Murphy meeting the performance criteria for the year, as determined in good faith by the Board, in 2018 and all subsequent years; and (iii) a one-time bonus of $75 if the Company completes a financing or series of financings that cause the Company’s Common Stock to be listed on a registered national securities exchange within six months from October 13, 2016.

On October 14, 2016, the Board appointed Christopher M. Fashek as a director of the Company and chairman of the Board. Pursuant to the offer letter, Mr. Fashek will receive as compensation $100 per year, payable in regular semi-monthly installments. In addition, Mr. Fashek will receive an additional one-time bonus payment of $25 if the Company’s Common Stock becomes listed on a registered national securities exchange within six months from October 14, 2016, provided that Mr. Fashek is serving as chairman of the Board at the time of such listing. Mr. Fashek was also granted, outside of the NanoVibronix, Inc. 2014 Long Term Incentive Plan, a stock option to purchase 91,679 shares of the Company’s common stock vesting over four years.

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

Results of Operations

Nine months Ended September 30, 2016 Compared to Nine months Ended September 30, 2015

Revenues. For the nine months ended September 30, 2016 and 2015, our revenues were approximately $180,000 and $108,000, respectively, an increase of approximately 67%, or $72,000, between the periods. The increase was mainly attributable to increased sales from adding distributors as well as having positive results from our increased marketing campaigns. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent.

For the nine months ended September 30, 2016, the percentage of revenues attributable to our products was: PainShield - 89% and UroShield - 11%. For the nine months ended September 30, 2015, the percentage of revenues attributable to our products was: PainShield - 94% and UroShield - 6%. For the nine months ended September 30, 2016 and 2015, the percentage of revenues attributable to the disposable units of our PainShield and UroShield products was 45% and 41%, respectively. For the nine months ended September 30, 2016 and 2015, the portion of our revenues that was derived from distributors was 34% and 27%, respectively.

Gross Profit. For the nine months ended September 30, 2016, gross profit increased by approximately 41%, or $30,000, to approximately $103,000 from approximately $73,000 during the same period in 2015. The increase was due to the increase in revenues.

Gross profit as a percentage of revenues was approximately 57% and 68% for the nine months ended September 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage is mainly due to the increased percentage of distributor sales which typically carry a lower gross profit percentage than our direct to consumer sales.

Research and Development Expenses. For the nine months ended September 30, 2016 and 2015, research and development expenses were approximately $447,000 and $297,000, respectively, an increase of approximately 51%, or $150,000, between the periods. This increase was mainly due to an increased volume of clinical trial costs that took place in 2016 as well as increased development of new products.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 248% and 275% for the nine months ended September 30, 2016 and 2015, respectively. The decrease was due primarily to the increase in revenues which was offset by the increased activity described above.

Selling and Marketing Expenses. For the nine months ended September 30, 2016 and 2015, selling and marketing expenses were approximately $390,000 and $207,000, respectively, an increase of approximately 88%, or $183,000, between the periods. The increase was mainly due to an increase in selling and marketing activities, particularly increased trade show expenses as well as a favorable debt settlement which reduced costs by $75,000 in 2015.

Selling and marketing expenses as a percentage of total revenues were approximately 217% and 192% for the nine months ended September 30, 2016 and 2015, respectively. The increase was due primarily to the increase in revenues and the increase in trade show expenses described above.

General and Administrative Expenses For the nine months ended September 30, 2016 and 2015, general and administrative expenses were approximately $741,000 and $533,000, respectively, an increase of approximately 39%, or $208,000, between the periods. The increase was mainly due to the costs and increased professional fees associated with our becoming a public company.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities.

Financial Expenses net. For the nine months ended September 30, 2016 and 2015, financial expenses, net were approximately $209,000 and $1,112,000, respectively, a decrease of approximately 81%, or $904,000, between the periods. The decrease resulted primarily from the lower valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes.

Tax expenses. For the nine months ended September 30, 2016 and 2015, tax expenses were $28,000 and $27,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net Loss. Our net loss decreased by approximately $392,000, or 18%, to approximately $1,711,000 for the nine months ended September 30, 2016 from approximately $2,103,000 in the same period of 2015. The increase in net loss resulted primarily from the factors described above.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues. For the three months ended September 30, 2016 and 2015, our revenues were approximately $61,000 and $40,000, respectively, an increase of approximately 53%, or $21,000, between the periods. The increase was mainly attributable to increased sales from adding distributors as well as having positive results from our increased marketing campaigns. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent.

For the three months ended September 30, 2016, the percentage of revenues attributable to our products was: PainShield - 82% and UroShield - 18%. For the three months ended September 30, 2015, the percentage of revenues attributable to our products was: PainShield - 98% and UroShield - 2%. For the three months ended September 30, 2016 and 2015, the percentage of revenues attributable to the disposable units of our PainShield and UroShield products was 38% and 45%, respectively. For the three months ended September 30, 2016 and 2015, the portion of our revenues that was derived from distributors was 36% and 32%, respectively.

Gross Profit. For the three months ended September 30, 2016, gross profit increased by approximately 13%, or $4,000, to approximately $34,000 from approximately $30,000 during the same period in 2015. The increase was due to the increase in revenues.

Gross profit as a percentage of revenues was approximately 56% and 75% for the three months September 30, 2016 and 2015, respectively. The decrease in gross profit as a percentage is mainly due to the increased percentage of distributor sales which typically carry a lower gross profit percentage than our direct to consumer sales.

Research and Development Expenses. For the three months ended September 30, 2016 and 2015, research and development expenses were approximately $161,000 and $87,000, respectively, an increase of approximately 85%, or $74,000, between the periods. The decrease in gross profit as a percentage is mainly due to the increased percentage of distributor sales which typically carry a lower gross profit percentage than our direct to consumer sales.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 264% and 218% for the three months ended September 30, 2016 and 2015, respectively. The increase was primarily due to the increase in expenses related to our clinical trials.

Selling and Marketing Expenses. For the three months ended September 30, 2016 and 2015, selling and marketing expenses were approximately $119,000 and $73,000, respectively, an increase of approximately 63%, or $46,000, between the periods. The increase was mainly due to an increase in selling and marketing activities, particularly increased salaries and marketing expenses.

Selling and marketing expenses as a percentage of total revenues were approximately 197% and 183% for the three months ended September 30, 2016 and 2015, respectively. The increase was due primarily to the increase in revenues.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2016 and 2015, general and administrative expenses were approximately $298,000 and $208,000, respectively, an increase of approximately 43%, or $90,000, between the periods. The increase was mainly due to the costs and increased professional fees associated with our becoming a public company.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the three months ended September 30, 2016 and 2015, net were approximately $52,000 and $683,000, respectively, a decrease of approximately 92%, or $631,000, between the periods. The decrease resulted primarily from the higher valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes.

Tax expenses. For the three months ended September 30, 2016 and 2015, tax expenses were $9,000 and $18,000, respectively. The tax expenses are attributed to our Israel subsidiary.

Net Loss. Our net loss decreased by approximately $432,000, or 42%, to approximately $607,000 for the three months ended September 30, 2016 from approximately $1,039,000 in the same period of 2015. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. We have incurred losses in the amount of $1,711,000 during the nine month period ended September 30, 2016, and have accumulated negative cash flow from operating activities of $1,107,000 for the nine month period ended September 30, 2016. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we will not have sufficient resources to fund our operation for the next twelve months. These conditions raise doubts about our ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the nine months ended September 30, 2016, and through November 14, 2016, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to continue to use our existing cash reserves use to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the current year, we will need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. It should also be noted that there are no assurances that we would be able to raise additional capital on terms favorable to us.

Nine months Ended September 30, 2016 Compared to nine months Ended September 30, 2015

General. As of September 30, 2016, we had cash and cash equivalents of approximately $532,000, compared to approximately $1,614,000 as of December 31, 2015. The decrease is attributable primarily to our net cash used in operating activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,107,000 for the nine months ended September 30, 2016 and $1,100,000 for the same period in 2015.

Cash used in investing activities was $8,000 and $1,000 for the nine month periods ended September 30, 2016 and 2015, respectively, and was related to purchases of fixed assets.

Cash provided by financing activities was approximately $33,000 for the nine months ended September 30, 2016 derived from proceeds received on the exercise of options and $3,005,000 for the nine months ended September 30, 2015, which derived from issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock for aggregate consideration of $3,005,000, which is net of issuance costs of $145,000.

Off Balance Sheet Arrangements

As of September 30, 2016, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2016, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2016.

(b)	Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

During the fiscal quarter ended September 30, 2016, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 30, 2016.

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

NANOVIBRONIX, INC.

Date: November 14, 2016	By:	/s/ Brian M. Murphy
Name: Brian M. Murphy.
Title: Chief Executive Officer

Date: November 14, 2016	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2016)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015).
10.2	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)
10.3	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)
10.4	Employment Agreement, dated October 13, 2016, between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

* Filed herewith.

- 22 -