Form 10-K
period 2016-12-31
NanoVibronix, Inc.
filed 2017-03-31
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER: 001-36445

NanoVibronix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

9 Derech Hashalom Street Nesher, Israel	36651
(Address of principal executive office)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the common equity on such date, was approximately $10.8 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of March 31, 2017 was 2,632,710 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NANOVIBRONIX, INC.

PART I

ITEM 1.  BUSINESS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

•	Our ability to continue as a going concern.

•	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of WoundShield™ and our other product candidates.

•	Regulatory actions that could adversely affect the price of or demand for our approved products.

•	Market acceptance of existing and new products.

•	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

•	Our intellectual property portfolio.

•	Our ability to recruit and retain qualified regulatory and research and development personnel.

•	Unforeseen changes in healthcare reimbursement for any of our approved products.

•	Lack of financial resources to adequately support our operations.

•	Difficulties in maintaining commercial scale manufacturing capacity and capability.

•	Our ability to generate internal growth.

•	Changes in our relationship with key collaborators.

•	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

•	Our failure to comply with regulatory guidelines.

•	Uncertainty in industry demand and patient wellness behavior.

•	General economic conditions and market conditions in the medical device industry.

•	Future sales of large blocks of our common stock, which may adversely impact our stock price.

•	Depth of the trading market in our common stock.

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

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “NanoVibronix,” and the “Company,” as used in this Annual Report on Form 10-K, refer to NanoVibronix, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only NanoVibronix, Inc. exclusive of its subsidiaries.

Overview

We were organized as a Delaware corporation in October 2003. Through our wholly-owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our primary products currently consist of:

•	WoundShield™, a patch-based therapeutic ultrasound device intended to facilitate tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation;

•	PainShield™, a disposable patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area; and

•	UroShield™, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use.

Each of our PainShield, UroShield, and WoundShield products employs a small, disposable transducer that transmits low frequency, low intensity ultrasound acoustic waves that seek to repair and regenerate tissue, musculoskeletal and vascular structures and increase antibiotic efficacy. Through their size, effectiveness and ease of use, these products are intended to eliminate the need for technicians and medical personnel to manually administer ultrasound treatment through large transducers, thereby promoting patient independence and enabling more cost-effective home-based care.

PainShield is currently cleared for marketing in the United States of America (“U.S.” or “United States”) by the U.S. Food and Drug Administration and all three of our products have CE Mark approval in the European Union, a Canadian medical device license and a certificate allowing us to sell PainShield, UroShield and WoundShield in Israel.We are able to sell PainShield, UroShield and WoundShield in India and Ecuador based on our CE Mark. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield requires a prescription from a licensed physician or a physical therapist. If U.S. Food and Drug Administration clearance is obtained, we anticipate that WoundShield will require a prescription from a licensed physician in the United States. UroShield will also need a prescription if U.S. Food and Drug Administration clearance is obtained. We anticipate that UroShield will be sold directly to health care facilities and therefore will not require a prescription for these venues. However in other countries in which we sell them, PainShield, UroShield and WoundShield are eligible for sale without a prescription.

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our WoundShield and PainShield products will depend in large part on the availability of insurance coverage and reimbursement for self-administered use from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the U.S., private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for self-administered use or clinical use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, we have reimbursement codes in the United States (i.e., Current Procedural Terminology codes or “CPT codes”) for clinical use only, but do not have such reimbursement codes for self-administered use of the product, although the product is marketed and sold for such use. With respect to UroShield, which will be used in a clinical and home setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We anticipate that we will begin to seek reimbursement codes for self-administered and clinical use of our products in the markets in which we have regulatory authority to sell such products, however, there is no guarantee that we will be successful in obtaining such codes quickly, or at all.

We are currently conducting a double blind clinical trial for UroShield in the U.S. in order to obtain 510(k) clearance from the U.S. Food and Drug Administration. In addition, we are currently ramping up our marketing efforts in North America with respect to PainShield. We anticipate that these efforts will include recruiting indirect sales personnel and representatives, making in-office calls to physicians and attending trade shows and conferences. We have also identified a market for PainShield in the professional sports industry where in many cases reimbursement is either available from sports organizations or by self-pay from wealthy sports figures. In order to pursue this market we are exhibiting at sports trainers meetings and advertising in their media. The PainShield device is offered for sale to practitioners with a pre-formatted rental program at their discretion under a program which was implemented in January 2017. The program will provide for an extension of treatment for patients who may benefit from such therapies. The PainShield product was modified and enhanced through various accessories which allow its use within the equine community. This market is currently being pursued through prominent equine clinicians and independent sales representatives. Early adopters in the use of PainShield in this area have reported positive results. We believe there is an attractive opportunity in this segment due to the lack of an expectation for reimbursement and the opportunity to sell at a premium price point.

Ultrasound Technology and Our Products

As noted above, our primary products are based on the use of low frequency ultrasound, which delivers energy through mechanical vibrations in the form of sound waves. Ultrasound has long been used in physical therapy, physical medicine, rehabilitation and sports medicine. Moreover, there is a growing body of research that supports the positive biological effects of ultrasound. A 2002 study ago indicates that low frequency ultrasound increases nerve regeneration (Crisci AR, Ferreira AL, “Low-intensity pulsed ultrasound accelerates the regeneration of the sciatic nerve after neurotomy in rats”, Ultrasound Med. Biol. 2002 October; 28(10):1335-41). According to Atland, et. al., low frequency ultrasound also has important therapeutic metabolic effects (Altland OD, Dalecki D, Suchkova VN, Francis CW, “Low-intensity ultrasound increases endothelial cell nitric oxide synthase activity and nitric oxide synthesis”, J. Thromb. Haemost. 2004 April; 2(4):637-43). In addition, there is evidence that ultrasound increases the healing of fractures (Warden SJ, Favaloro JM, Bennell KL, McMeeken JM, Ng KW, Zajac JD, Wark JD, “Low-intensity pulsed ultrasound stimulates the bone-forming response in UMR-106 cells”, Biochem. Biophys. Res. Commun. 2001 August 24; 286(3):443-50 and Warden SJ, Bennell KL, McMeeken JM, Wark JD, “Acceleration of fresh fracture repair using the sonic accelerated fracture healing system (SAFHS)”, Calcif. Tissue Int. 2000 February; 66(2):157-63).

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

In general, ultrasound causes the benefits cited above by increasing local blood circulation, increasing vascular wall permeability, promoting protein secretion, promoting enzymatic reactions, accelerating nitric oxide production, promoting angiogenesis (the formation of new blood vessels from pre-existing vessels) and promoting fibroblast proliferation (fibroblasts are a type of cell that play a critical role in wound healing). We believe that the body of evidence, and the positive therapeutic effect that ultrasound has for various indications, potentially provides for future product development opportunities for us.

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

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products differentiate themselves because they are portable, without the requirement to be plugged into an outlet and they have a frequency of 100kHz (in contrast to other devices, which have a frequency of 1MHz), which means they do not produce heat that can damage tissue. Our products can therefore (i) be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, (ii) be applied for a significantly longer period without the risk of tissue damage and (iii) do not require the use of gel. We are aware of one competitive product with similar ultrasound technology. However, we understand that this product does not generate surface acoustic waves as our products do, the treatment area is generally limited to that of the transducer’s diameter (see the diagram below), that the use of transmission gel is still required and that the transducer thickness is significantly greater than ours (approximately 1.5cm). The device only provides a battery life of 4 hours and is continuous therapy versus intermittent therapy. We are also aware of a small clinical study, for which results were reported in August 2013, in which a small ultrasound device showed positive results in the treatment of venous ulcers, a type of chronic wound. This product is sold under the name of SAM® Sport4 by a company called Zetroz Systems LLC, aka Zetroz, Inc.

Traditional ultrasound device and our portable ultrasound patch-based device and a comparison of their energy distribution, where the X-axis represents treatment surface and the Y-axis represents ultrasound energy penetration depth within tissue.

In a comparison of a traditional ultrasound device and our portable ultrasound patch-based device, the bulk wave conventional ultrasound machines with handheld transducers distribute the energy deeply into the body, as shown above in diagram (A) on the left. In comparison, our device distributes the energy on the surface, as shown in diagram (B), thereby meaningfully increasing the treatment area. Our transducers may also be incorporated into treatment patches, including patches that are designed to deliver medicine and other compounds through the skin. The generation and delivery of low frequency ultrasound over a period of time to a specific area has been termed “targeted slow-release ultrasound”. We believe that this delivery method of ultrasound may be comparable to that of slow release medication in the pharmaceutical industry. This “targeted slow-release” capability is intended to allow for more frequent targeting of the intended treatment area and thus may result in a more effective therapeutic response.

Micro Vibrations Technology and Our Products

It is well established that increasing blood flow to the wound and peri-wound area helps accelerate the healing of ischemic wounds. Micro-vibrations applied on the skin tissue increase local blood flow and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that are helpful for the wound healing process. Vibration therapy has been found to stimulate blood flow due to mechanical stresses of endothelial cells resulting in increased production of nitric oxide and vasodilation, as well as increase soft tissue and skin circulation (Maloney-Hinds et al., “The Role of Nitric Oxide in Skin Blood Flow Increases due to vibration in healthy adults and adults with type 2 diabetes,” School of Medicine, Loma Linda University. Ca. Diabetes Technology & Therapeutics, 2009 p. 39-43). In addition, micro vibrations induce skin surface nerve axon reflex and type IIa muscle fibers contraction rates, resulting in vasodilation (Nakagami et al., " Effect of vibration on skin blood flow in an in vivo microcirculatory model", The University of Tokyo, Bio-Science Trends 2007; 1 (3): 161-166). Ten minutes of vibration therapy with laser doppler revealed a consistent increase in blood supply (TJ Ryan et al.," The effect of mechanical forces (vibration or external compression) on the dermal water content of the upper dermis and epidermis, assessed by high frequency ultrasound", Oxford Wound Healing Institute, Journal of Tissue Viability, 2001. In another study, mean blood flow increase was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., "The effect of multidirectional mechanical vibration on peripheral circulation of humans", University of Otago New Zealand,Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood for a minimum of 10 minutes following treatment (Lohman et al., " The effect of whole body vibration on lower extremity skin blood flow in normal subjects", Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., " Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans", J Appl Physiol, 2007, 103:474-483,. Yue Z. et al., " On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis", Studies Appl Math, 2007, 119:95-109). Of import with respect to diabetic wounds, in which a prolonged inflammatory phase occurs, vibration vasodilation has generated an indirect anti-inflammatory action, mainly by suppression of nuclear factor-kβ, the key gene for inflammatory mediators (Marvin A., " Nitric Oxide is released into circulation with whole-body, periodic acceleration", Chest 2005;127;30-39).

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

Our product provides vibrations along the surface of the urinary catheter that is in contact with urethral tissue. We believe that these vibrations create a continuous acoustic lubrication effect along the surface of the indwelling catheter that is in contact with the surrounding tissue, thus reducing catheter-tissue contact time, which may lessen trauma from urethra abrasion and adhesion.

Our Products

WoundShield®

Our WoundShield product is intended to treat acute and chronic wounds with a disposable treatment patch that delivers localized therapeutic low frequency ultrasound. The WoundShield patch has two configurations: one that is placed adjacent to the wound and another, called the instillation patch,that is placed on the wound to enable instillation through sonophoresis, a process that increases the absorption of semisolid topical compounds, including medications, into the skin. Based on studies conducted by BIO-EC Microbiology Laboratory and Rosenblum, we believe that our WoundShield product possesses significant potential for the treatment of, among other things, diabetic foot ulcers and burns (Gasser P, Study Report delivered by BIO-EC Microbiology Laboratory, Dec 2007, which we ordered, paid for, and provided devices for; Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices but had no further involvement).

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

Many key processes in wound healing are dependent upon an adequate supply of oxygen. Diabetic foot ulcers are particularly in need of an adequate oxygen supply because the disease often results from poor perfusion (blood flow) and decreased oxygen tension. Oxygen is also important for the immune system to combat bacteria, synthesize collagen, help with fibroblast proliferation (fibroblasts are a type of cell that play a critical role in wound healing), form oxidative (taking place in the presence of oxygen) pathways for adenosine triphosphate, or ATP, formation (ATP transports chemical energy within cells for metabolism), and the nitric oxide dependent signaling pathways. It is generally believed that a lack of available oxygen is a basic contributing factor in the perpetuation of these wounds. Recently, wound healing experts have developed a technique of perfusing ischemic wounds (which occur when blood flow is blocked) with hyper-oxygenated saline, while the wound is being treated with ultrasound, also known as sonication. This localized oxygenation therapy has many advantages over the use of hyperbaric chambers (large chambers in which the oxygen pressure is above normal), a common method for delivering oxygen to wounds, as it is more cost-effective, can be done at the patient’s bedside and can be administered more frequently. The WoundShield instillation patch was tested as a potential ultrasound technology for this localized oxygen therapy and we believe that its performance would exceed the performance of the other ultrasound technologies. In one study (Morykwas M, “Oxygen Therapy with Surface Acoustic Waveform Sonication,” European Wound Management Association 2011; we supplied devices for this study, but had no further involvement with it), oxygen sensors were placed in the wound bed to directly measure partial pressure of oxygen in an ischemic wound bed on a pig. The wound was perfused with hyperbaric oxygen and sonicated using the WoundShield instillation patch. With surface acoustic wave ultrasound technology, tissue oxygen levels (partial pressure of oxygen in the blood, or PaO2) were raised from a range of 20 mmHg (millimeters of mercury) to 60 mmHg in peripheral (periwound) areas, a 3 centimeter distance away from the transducer, and from 40 mmHg to greater than 100 mmHg in the central wound bed lying below the WoundShield instillation patch (see table below). The results of this study illustrated that the WoundShield instillation patch allowed oxygen to directly enter into the wound. The direct entry of the oxygen increased the amount of oxygen reaching the wound, which has been shown to advance the healing process. In addition, we believe that WoundShield’s small size, lower cost and ease of use makes localized oxygen treatment commercially viable.

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

WoundShield Micro Therapy

WoundShield Micro Therapy Patch placed next to the wound

The WoundShield Micro Therapy device consists of a small electronic driver and a treatment patch. The patch is placed on the healthy skin next to the wound and the incorporated actuator vibrates in the hertz range and provides gentle vibrations to the surrounding tissue. The novelty of this technology is that the vibration effect is produced due to bending vibrations of the actuator (piezo element) and not by means of a motor. These micro vibrations applied on the skin tissue increase local blood flow, vasodilation , nitric oxide production and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that help the healing process.

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

Market for Wound-Healing Devices

The global wound care device market totaled $24,482.9 million in 2015 and it is expected to grow at a compound annual growth rate (“CAGR”) of 6.7% during 2016-2022 (as reported by P&S Global Research in January 2017). According to a report entitled “Advances in Wound Closure Technology” by Frost and Sullivan (2005), approximately 25% of all patients with diabetes develop a foot or leg ulceration at some time during the course of their disease. Approximately 3.5 million individuals globally suffer from diabetes related foot or leg ulcerations each year. In addition, according to the National Hospital Ambulatory Medical Survey (2000-2004), approximately 500,000 patients receive medical treatment annually for burn injuries in the U.S., with the global number estimated at 1 million. There are also policy-based factors that may increase the size of the wound care market. We anticipate that reimbursement decisions with respect to hospital acquired wounds may create a large market opportunity for wound care products, including WoundShield. Furthermore, in 2009, the Centers for Medicare and Medicaid Services announced that they would stop reimbursements for treatment of certain complications that they believed were preventable with proper care. One such complication was surgical site infections after certain elective procedures, including some orthopedic surgeries and bariatric surgery. We believe that such developments incentivize medical care providers to invest in reducing the risk of infection through the use of wound care products, including WoundShield.

Competition for WoundShield and WoundShield Micro Therapy

The market for advanced wound care includes a large number of competitors, such as Kinetic Concepts, Inc., or KCI, Smith and Nephew plc and Convatec Inc., all of whom market wound-healing medical devices. Due to their size, in general these companies may have significant advantages over us. These competitors have their own distribution networks for their products, which gives them an advantage over us in reaching potential customers. In addition, they are vertically-integrated, which may allow them to maximize efficiencies that we cannot achieve with our third-party suppliers and distributors. Finally, because of their significantly greater resources, they could potentially choose to focus on research and development of technology similar to ours, more than we are able to. In general, we believe that these competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. However, we believe that our products differentiate us from these competitors, and we will be competitive on the basis of our advantageous technology. However, we believe that the strength of these competitors may create an opportunity through strategic partnerships.

At present, ultrasound treatment for wounds is limited only to wound debridement (removal of damaged tissue or foreign objects from a wound) and such products are marketed by Misonix Inc., which produces SonicOne products, and Alliqua Biomedical, Inc., which produces the MIST Therapy System. Due to their size, in general these companies may have the same advantages over us discussed with respect to our competitors in the paragraph above. However, both of these ultrasound devices are indicated for use only in medical clinics and require an operator to deliver their treatment, thus limiting their use and application. The MIST Therapy System is a non-contact ultrasound device that delivers ultrasound through a mist that is applied directly on the wound.

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

While we believe that WoundShield is well positioned to capture a share of the wound care market, WoundShield may be unable to achieve its anticipated place in the wound care market due to a number of factors, including, but not limited to, an inability to obtain the approval of the U.S. Food and Drug Administration, for which it is indicated and its failure to be adopted by health care practitioners and facilities or patients because of its status as a new product in a market that relies on patient-focused initiative to treat wounds.

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

Our general regulatory strategy for WoundShield is focused on seeking U.S. Food and Drug Administration approval for a variety of indications. WoundShield obtained CE Mark approval in November 2012, and obtained Canadian License approval in November 2016, both for use in wound healing.

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

Sales and Marketing

We have sold limited numbers of our WoundShield products through our website. We intend to aggressively market WoundShield in Europe and Canada, and pursue the necessary approvals to commence marketing in the United States. Our strategy for selling Woundshield in the U.S. is to find a strategic partner in the wound care market . We are actively pursuing this strategy.

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

The existing ultrasound therapy devices being used for pain reduction are primarily large devices used exclusively by clinicians in medical settings. PainShield is able to deliver ultrasound therapy without being located in a health care facility or clinic because it is portable, due to it being lightweight and battery operated. Because it is patch based and easy to apply, PainShield does not require medical personnel to apply ultrasound therapy to the patient. The patient benefits include ease of application and use, faster recovery time, high compliance, and increased safety and efficacy (Adahan M, et al, “A Sound Solution to Tendonitis: Healing Tendon Tears With a Novel Low-Intensity, Low-Frequency Surface Acoustic Ultrasound Patch,” American Academy of Physical Medicine and Rehabilitation Vol. 2, 685-687, July 2010). PainShield can be used by patients at home or work or in clinical setting and can be used even while the patient is sleeping. Its range of applications includes acute and chronic pain reduction and anti-inflammatory treatment.

Picture of PainShield with Patch

PainShield is used to treat tendon disease and trigeminal neuralgia (a chronic pain condition that affects the trigeminal or 5th cranial nerve, one of the most widely distributed nerves in the head); previously, the therapeutic options for these disorders have been very limited. PainShield has also been used to treat pelvic and abdominal pain. To date, to the best of our knowledge, the only treatment options for these conditions are pain medication and surgery.

Market for PainShield

Pain is one of the most common conditions that regularly hinders the quality of life of a vast patient population. Pain-related complaints are the most common reason patients seek treatment from physicians (Prince V, “Pain Management in Patients with Substance-Use Disorders,” Pain Management, PSAP-VII, Chronic Illnesses). According to Bonica’s Management of Pain (2001), a work considered current in the industry based on available industry data, and Landro L, “New Ways to Treat Pain: Tricking the Brain, Blocking the Nerves in Patients When all Else Has Failed,” Wall Street Journal, May 11, 2010, approximately 25% of the U.S. population, or approximately 75 million people, suffer from chronic pain. We estimate that approximately 150 million individuals globally suffer from chronic pain. Studies have shown that low-frequency ultrasound treatment has yielded positive results for a variety of indications, including tendon injuries and short-term pain relief (Warden SJ, “A new direction for ultrasound therapy in sports medicine,” Sports Med. 2003; 33 (2):95-107), chronic low back pain (Ansari NN, Ebadi S, Talebian S, Naghdi S, Mazaheri H, Olyaei G, Jalaie SA, “Randomized, single blind placebo controlled clinical trial on the effect of continuous ultrasound on low back pain,” Electromyogr Clin Neurophysiol. 2006 Nov; 46(6):329-36) and sinusitis (Ansari NN, Naghdi S, Farhadi M, Jalaie S, “A preliminary study into the effect of low-intensity pulsed ultrasound on chronic maxillary and frontal sinusitis,” Physiother Theory Pract. 2007 Jul-Aug; 23(4):211-8). We believe that PainShield’s technology, portability and ease of use may result in it becoming an attractive product in the pain management and therapy field.

Competition

There are numerous products and approaches currently utilized to treat chronic pain. The pharmacological approach, which may be the most common, focuses on drug-related treatments. Alternatively, there are a large number of non-pharmacological pain treatment options available, such as ultrasound, transcutaneous electrical nerve stimulation, or TENS, laser therapy and pulsed electromagnetic treatment. In addition, there are some technologies and devices in the market that utilize low frequency ultrasound or patch technology. Many patients are initially prescribed anti-pain medication; however, ongoing use of drugs may cause substantial side effects and lead to addiction. Therefore, patients and clinicians have shown increased interest in alternative pain therapy using medical devices that do not carry these side effects.

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

In the U.S., PainShield falls under the diathermy classification for the treatment of pain for initial reimbursement purposes. The permitted reimbursement codes can be used in the outpatient supervised medical setting. We intend to coordinate with the Centers for Medicare and Medicaid Services and private insurers so that reimbursement can be extended to cover the administration of PainShield outside of health care facilities and clinics. In addition, we intend to conduct clinical trials in order to effectively market PainShield for a larger range of indications. The targeted reimbursement would be based upon specific indications, where study data serves as justification for payment.

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain and other clinical problems, such as tendonitis, sports injuries, pelvic pain and neurologic pain and we have sold approximately 1,500 units and 8,000 treatment patches since its introduction. We have entered into distribution agreements in North America, Europe, Asia and the Middle East for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and South America. In addition, we sell PainShield directly to patients through our website. We are currently ramping up our marketing efforts in North America. We anticipate that these efforts will include recruiting additional sales personnel and representatives, making in-office calls to physicians and attending trade shows and conferences. We intend to pursue the veterinary market with our equine PainShield device.

We have also identified a market for PainShield in the professional sports industry where in many cases reimbursement is either available from sports organizations or by self pay from wealthy sports figures. In order to pursue this market we are exhibiting at sports trainers meetings and advertising in their media.

Research

A double blind randomized control trial of a Surface Acoustic Wave Patch device is currently enrolling for the treatment of trigeminal neuralgia. This is a crossover study for the group that receives the sham device. Subjects will be monitored for subjective criteria of pain and quality of life, as well as objective measurement of analgesic usage. This study’s target enrollment is expected to be 60 patients. Enrollment began in November 2016. The study should be finalized by the fall of 2017.

After the enrollment and lead-in period, subjects will be given a sham device to sleep with every night for a month. They will be asked to fill out their pain and analgesic use logs, and undergo the bi weekly assessments. After a month they will be crossed over to an active "Painshield SAW patch device" and will continue to complete their pain and analgesic use logs as well as undergo biweekly assessments for months two and three of the study.

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

UroShield

UroShield is intended to prevent bacterial colonization and biofilm formation, increase antibiotic efficacy in the catheter lumen and decrease pain and discomfort associated with urinary catheter use. It is designed to be used with any type of indwelling urinary catheter regardless of the material or coating. We believe UroShield is the first medical device on the market that attempts to simultaneously address all of the aforementioned catheter-related issues. UroShield is similar in design to WoundShield and PainShield, in that it uses a driver unit that produces low frequency, low intensity ultrasound. The driver unit connects to a disposable transducer that is clipped onto the external portion of the catheter to deliver ultrasound therapy to all catheter surfaces as well as the tissue surrounding the catheter.

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

Every day approximately five percent of catheterized patients develop bacteriuria and up to 50% of patients develop bacteriuria over one week. Virtually all patients requiring indwelling urinary catheters for longer than a month become bacteriuric. Most episodes of bacteriuria associated with short-term catheters are asymptomatic. As the catheter remains in place the bacteriuria becomes complex, polymicrobial, and dynamic.70 Escherichia coli is the dominant pathogen accounting for most urinary tract infections (“UTI”) followed by S. epidermidis, S. saprophyticus, and Enterococcus species. Less common organisms, such as Gardnerella vaginalis, Mycoplasma species, and Ureaplasma urealyticum may also infect patients with intermittent or indwelling catheters. Constitutional symptoms suggestive of UTI occur in a third of catheterized patients, though less than five percent develop bacteremia (the presence of bacteria in the blood).

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

Regulatory Strategy

UroShield received CE Mark approval in September 2007 and was also approved for sale by the Israeli Ministry of Health in 2008. We are able to sell UroShield in India and Ecuador based on our CE Mark. UroShield was granted a Canadian medical device license in September 2016.

In the European Union, UroShield has been marketed for the prevention of biofilm, decreased pain and discomfort associated with urinary catheters and increased antibiotic efficacy. In the U.S., we intend to seek clearance from the U.S. Food and Drug Administration through the de novo classification process for UroShield. We submitted our application for 510(k) approval on January 3, 2011. On March 11, 2011, we received a response from the U.S. Food and Drug Administration proposing that the approval go through the de novo route, which will require clinical trials with proposed study protocols to be pre-cleared by the U.S. Food and Drug Administration. We are currently seeking a strategic partner that is active in the urology market to coincide with the U.S. Food and Drug Administration clearance. We have not made any further submissions to the U.S. Food and Drug Administration related to UroShield. A more robust study is currently underway which is intended to enroll 63 patients in a randomized controlled trial. This ongoing study has been approved by the institutional review board (“IRB”) and is currently enrolling patients within two nursing home in upstate New York. The trial is a double blind, randomized control trial with a projected endpoint of pain reduction and reduction of bacterial colonization on the urinary catheter. We intend to submit for approval to the U.S. Food and Drug Administration after completion of this ongoing study.

Sales and Marketing

We believe the business opportunity for Uroshield is in the hundreds of millions in USD. To that end we are exploring sales distribution models in the U.S. through a distributor network and direct sales. We are currently identifying distributors through several vehicles, including our sales staff, commissionable representation, and independent contractors. The clinical study underway may provide the evidence to prevent, and treat the formation of biofilm colonies which we believe will result in significant improved patient outcomes, and the savings to the healthcare system from treating patients with UTI’s and the re-hospitalization of outpatients.

From time to time we have had interest from strategic companies in the catheter market to partner, license or acquire the UroShield technology. These strategic partners are active in the urology market and may be interested in integrating UroShield into its range of products. Discussions with these partners are ongoing.

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

Double Blind, Comparative, Randomized Study for the Safety Evaluation of the UroShield System (HD2 ) Physician initiated	Dr. U. Ikinger, Salem Academic Hospital, University of Heidelberg, Germany	2007 40 patients	To demonstrate that the use of the UroShield is safe and helps in prevention of biofilm formation and UTI in comparison with the urinary catheter alone, as well as decrease antibiotic use.	In this trial, only 1/20 patients in UroShield device (no antibiotics) group developed urinary tract infection compared to 4/20 patients within control group treated with the antibiotic prophylaxis alone.

The Effect of UroShield on Pain and Discomfort in Patients Released from the Emergency Room with Urinary Catheter Due to Urine Incontinence Physician initiated	Shaare Zedek Medical Center Jerusalem, Israel.	2007 10 patients	The study aimed to assess the effectiveness of the UroShield in reducing pain and discomfort levels and improve the well-being of the subjects. Efficacy objectives included reduction of pain, spasm, burning and itching sensation levels of the subjects.	The results demonstrated a reduction in pain, itching, burning and spasm levels. Additionally, the well-being of the subjects showed a significant increase.

The Use of the UroShield Device in Patients with Indwelling Urinary Catheters Open labeled, comparative, randomized study	Dr. Shenfeld Shaare Zedek Medical Center Jerusalem, Israel.	2007-2009 40 patients

Patient complaints related to catheter regarding pain according to VAS scale and discomfort according to 0-10 scale

Presence of Clinically Significant UTI

Presence of Bacteriuria

Presence of Biofilm

Use of medication

UroShield device was effective in reducing postoperative catheter related pain discomfort and bladder spasms. There was also a notable trend towards reduction of bacteriuria.

Evaluation of the UroShield in urinary and nephrostomies to reduce bacteruria Physician initiated	Prof. P.Tenke, Hungary	2010-2011 26 patients	• Pain, disability and QOL • Catheter patency • Bacteriuria / UTI • Hospitalization period • Analgesics and Antibiotics intake	Showed reduction in pain and significant decrease in bacteriuria rate.

If we are able to locate a strategic partner or otherwise obtain sufficient funding, we anticipate conducting the following clinical trial:

Trial	Place	Start Date/Timing	Objectives
UroShield U.S. Food and Drug Administration trial 80 patient trial	To be determined	To be determined	Safety and efficacy of UroShield in urinary catheter related pain and infection

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

PainShield. PainShield is presently reimbursed in the U.S. by many private insurers for use of the ultrasound device in a supervised medical setting and is reimbursed in 15-minute increments for up to an hour a day, 5 hours a week and 20 hours a month. If the device is efficacious in the treatment of the patient’s condition, the treatment period can be extended in some cases for months. Presently, when purchased by a clinic, PainShield is typically purchased by the clinic that then bills the existing reimbursement codes. PainShield is not reimbursed for therapy in the home setting. When we have sufficient funding, we intend to work to obtain reimbursement in the home setting as well as codes that would allow for reimbursement for use of the non-disposable and disposable components of the PainShield device. Our anticipated clinical trials for PainShield would support this effort.

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

New Products Under Development

Renooskin

We have started developing a device for the facial rejuvenation market called Renooskin in 2016. Previous in vitro clinical studies on human skin were done showing that the SAW technology provided skin rejuvenation comparable to Retinol A which is a well-accepted anti-aging cream. The Company has developed a head band like applicator for the SAW treatment and is in the process of arranging for a pilot trial with a cosmetic dermatologist and/or plastic surgeon. The Company believes that, subject to proof of efficacy of the Renooskin and receiving regulatory approval, the device can be sold in a non-reimbursement market since cosmetic devices are private pay. We expect the first articles to test in the second quarter of 2017.

Lungshield

A pilot study, adapting the UroShield technology to endotracheal tubes, is currently underway at Shaare Zedek Medical Center, under Reuveen Friedmann as the Principle Investigator. The purpose of this study is to examine the effect of a device which generates low energy ultrasound waves like the UroShield product. The endpoint of the study is to show its effect on development of bacterial colonies on endotracheal tubes, in patient receiving mechanical ventilation, and to determine whether this effect lowers the rate of bacterial resistance to antibiotics. The interim results of the study are likely to be published prior to the completion of the study. The targeted completion for the study is fall 2017.

Research and Development Expenses

During the years ended December 31, 2016 and 2015 we spent approximately $584,000 and 399,000, respectively, on research and development activities. None of the cost of such activities is borne directly by our customers.

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

Just recently, the Company has been granted a patent by the United States Patent and Trademark Office entitled, “System and Method for Surface Acoustic Wave Treatment of Skin,” with a term through 2033, which does not include regulatory extensions.

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

Government Regulation

U.S. Food and Drug Administration Regulation

Each of our products must be approved, cleared by or registered with the U.S. Food and Drug Administration before it is marketed in the U.S. Before and after approval or clearance in the U.S., our product candidates are subject to extensive regulation by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. The U.S. Food and Drug Administration regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products. PainShield has already obtained 510(k) marketing approval by the U.S. Food and Drug Administration. WoundShield and Micro Therapy are Class I devices and will not need a premarket notification application or U.S. Food and Drug Administration clearance before they can be marketed in the U.S. However, we have listed them with the U.S. Food and Drug Administration.

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

WoundShield and PainShield are classified as Class II medical devices and require U.S. Food and Drug Administration authorization prior to marketing, by means of 510(k) clearance, except for our UroShield product, which we intend to seek clearance from the U.S. Food and Drug Administration through the de novo classification process, described below. WoundShield and Micro Therapy are classified as Class I medical devices, and do not require any additional authorization from the U.S. Food and Drug Administration. However, we have listed them with the U.S. Food and Drug Administration.

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

As described above, we anticipate that our UroShield product will receive a de novo review from the U.S. Food and Drug Administration. De novo is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associated with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be not substantially equivalent to another approved device, the product is automatically classified as a Class III device. The manufacturer can then submit a request for an evaluation to have the product reclassified from Class III into Class I or Class II. The U.S. Food and Drug Administration will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If the U.S. Food and Drug Administration determines that the level of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and the U.S. Food and Drug Administration will issue a new classification regulation and product code. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices.

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

The primary regulatory environment in Europe is the European Union, which consists of 25 member states and 42 competent authorities encompassing most of the major countries in Europe. In the European Union, the European Medicines Agency and the European Union Commission determined that PainShield, UroShield, and WoundShield are to be regulated as medical device products. These products are classified as Class II devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area. We are required to be recertified each year for CE by Intertek, which conducts an annual audit. The audit procedure, which includes on-site visits at our facility, requires us to provide Intertek with information and documentation concerning our management system and all applicable documents, policies, procedures, manuals, and other information.

The primary regulatory bodies and paths in Asia, Australia, Canada and Latin America are determined by the requisite country authority. In most cases, establishment registration and device licensing are applied for at the applicable Ministry of Health through a local intermediary. The requirements placed on the manufacturer are typically the same as those contained in ISO 9001 or ISO 13485, requirements for quality management systems published by the International Organization of Standardization. In some countries outside Europe, we are or will be able to sell on the basis of our CE Mark. We have the Health Canada medical device license for PainShield, a certificate by the Israel Ministry of Health allowing us to sell PainShield, WoundShield and UroShield in Israel, a certificate allowing us to sell PainShield in Australia, and we are able to sell PainShield, WoundShield and UroShield in India and Ecuador based on our CE Mark. In addition, our distributor in Korea has applied for approval to sell PainShield and UroShield. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

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

Customers

We currently sell our products both through our website and distribution agreements, with approximately 30% of our sales coming through distributors in 2016. We have exclusive distribution agreements for our products with medical product distributors based in the U.S. (for PainShield for abdominal and pelvic pain since 2012, Italy (since 2013), India (since 2012), United Kingdom (since 2010) and Israel (since 2012).

We are currently in discussions with a number of distribution companies in Europe, Asia, and Latin America. Our current agreements stipulate that, while we are responsible for training, providing marketing guidance, marketing materials, and technical guidance, distributors will be responsible for carrying out local marketing activities and sales. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. We expect any future distribution agreements to contain substantially similar stipulations. Under our current agreements, distributors purchase our products from us at a fixed price. Our current agreements with distributors are generally for a term of approximately two to three years and automatically renew for an additional annual terms unless modified by either party.

Manufacturing and Suppliers

We assemble our products in-house at our facilities in Nesher, Israel. All of the component parts of our products are readily available from a number of manufacturers and suppliers. We order component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers are APC International, Ltd., Rotel Product Engineering Ltd. and Amit Industries L.T.D (AmiCell). We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

Employees

As of December 31, 2016, we had eight full-time employees and two contract employees. There are no part-time employees. Our employees are not party to any collective bargaining agreements. We consider our relations with our employees to be good. We believe that our future success will depend, in part, on our continued ability to attract, hire and retain qualified personnel.

ITEM 1A.  RISK FACTORS

You should carefully consider the risks described below together with the other information set forth in this Annual Report on Form 10-K, before purchasing our securities which could materially affect our business, financial condition and future results. The risks described below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and operating results. If any of the following risks are realized, our financial condition, results of operations and prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline.

Risks Related to our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

For the fiscal year ended December 31, 2016, we had a net loss of $2,831,000, with revenues of $229,000. As of December 31, 2016, we had an accumulated deficit of $22,576,000 and a total stockholders’ deficit of $2,499,000. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for UroShield and WoundShield, and market acceptance of PainShield, which will require costly clinical trials and research, further product development and professional fees associated with regulatory compliance. These conditions coupled with our current liquidity position raise substantial doubt about our ability to continue as a going concern. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve sustained profitability or be able to maintain profitability. If we are unable to raise additional capital, we may be forced to cease operations.

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

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device companies, such as Neurometrix Inc, Zetrox, Kinetic Concepts, Inc. and Smith & Nephew plc, manufacturers of certain portable ultrasound devices capable of self-administered use, as well as from academic institutions, government agencies, and private and public research institutions in the U.S. and abroad. Most, if not all, of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, marketing approved products, protecting and defending their intellectual property rights and designing around the intellectual property rights of others. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements, or mergers with, or acquisitions by, large and established companies, or through the development of novel products and technologies.

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

As a small company with eight full-time employees and three contract employees, our success depends on the continuing contributions of our management team and qualified personnel and on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We are also at a disadvantage in recruiting and retaining key personnel as our small size and limited resources may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

As of March 31, 2017, our directors, executive officers and 5% or greater stockholders beneficially owned approximately 70.8% of our voting capital stock. As a result, if these stockholders were to choose to act together, they would be able to exercise significant influence with respect to all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, will exercise significant influence with respect to the election of directors and approval of any merger, consolidation, sale of all or substantially all of our assets or other business combination or reorganization. This concentration of voting power could delay or prevent an acquisition of us on terms that other stockholders may desire. The interests of this group of stockholders may not always coincide with your interests or the interests of other stockholders, and they may act in a manner that advances their best interests and not necessarily those of other stockholders, and might affect the prevailing market price for our securities.

The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.

 We expect that the price of our securities will fluctuate significantly.

Market prices for securities of early-stage medical device companies have historically been particularly volatile. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

In recent years, the stock markets, in general, have experienced extreme price and volume fluctuations especially in the biotechnology sector. Broad market and industry factors may materially harm the market price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted.

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

Financial reporting obligations of being a public company in the United States are expensive and time-consuming, and our management may be required to devote substantial time to compliance matters.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, as well as rules subsequently implemented by the Securities and Exchange Commission and The Nasdaq Stock Market, have imposed various requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our management and other personnel may need to devote a substantial amount of time to these compliance matters. Moreover, these rules and regulations may increase our legal and financial compliance costs and may make some activities more time consuming and costly.

Changes in the laws and regulations affecting public companies will result in increased costs to us as we respond to their requirements. These laws and regulations could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers. We cannot predict or estimate the amount or timing of additional costs we may incur in order to comply with such requirements.

We are subject to financial reporting and other requirements that place significant demands on our resources.

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires us to conduct an annual management assessment of the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price. Moreover, effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and an office in Elmsford, New York. Our lease for the facility in Nesher expires June 30, 2017. The space is approximately 230 square meters. We pay approximately $2,500 per month under our lease. We also use a small office in Elmsford, New York. The use of this space is included in a services agreement pursuant to which we pay $4,000 per month for, among other services, processing products for shipping, customer service, payment processing and maintenance of certain records. We believe that our facilities are adequate to meet our current and proposed needs.

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

	High	Low
2016
First Quarter	$4.95	$4.15
Second Quarter	$5.50	$4.75
Third Quarter	$5.56	$5.20
Fourth Quarter	$7.00	$5.50
2015
Second Quarter (from April 10, 2015 to June 30, 2015)	$4.00	$3.50
Third Quarter	$4.65	$3.50
Fourth Quarter	$4.86	$4.70

As of March 31, 2017, there were approximately 131 holders of record of our common stock.

As of March 31, 2017, we had a total of 1,951,261 shares of our series C preferred stock outstanding. Each share of our series C preferred stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting series C preferred stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock and Series C preferred stock, and we do not intend to pay any cash dividends on our common stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

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

Recent Events

On January 27, 2017, the Company entered into amendments to its two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 420,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share, issued in January and February 2015, to extend the expiration date of the warrants for two additional years. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.00 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share were to expire on January 29, 2019, and the warrants to purchase 140,000 shares of common stock at $3.00 per share and warrants to purchase 140,000 shares of common stock at $6.00 per share were to expire on February 10, 2019, and the warrants to purchase 13,333 shares of common stock at $3.00 per share and warrants to purchase 13,333 shares of common stock at $6.00 per share were to expire on February 23, 2019. The exercise price and all other terms of the original warrants remain the same.

Holders of the warrants that entered into the Warrant Amendment with the Company include the following: (i) a subsidiary of IDT Corporation, a greater than five percent stockholder of the Company, who holds warrants to purchase 266,667 shares of common stock at $3.00 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share, and (ii) Paul Packer and entities controlled by Mr. Packer, a greater than five percent stockholder of the Company, who holds warrants to purchase 66,666 shares of common stock at $3.00 per share and warrants to purchase 66,666 shares of common stock at $6.00 per share.

On March 1 and March 23, 2017, the Company completed bridge financings, pursuant to which the Company received from four accredited investors an aggregate of $350,000 of loans and issued to the investors convertible promissory notes (the “Notes”) in an aggregate principal amount of $350,000 and seven-year warrants (the “Warrants”) to purchase an aggregate of 140,000 shares of common stock (the “Warrant Shares”) at an exercise price of $5.90 per share (the “Exercise Price”).

The principal amount and all accrued but unpaid interest on the Notes will become due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “Qualified Financing”). The Notes bear interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, each investor will receive, at the option of the investor, either (a) cash equal to the original principal amount of the Notes and interest then accrued and unpaid thereon, or (b) shares of common stock or Series C Convertible Preferred Stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company. Upon consummation of a Qualified Financing, the investors may elect to have the outstanding principal and accrued but unpaid interest thereon converted into shares of the same class and series of equity securities sold in such Qualified Financing, provided that the investor may elect to receive shares of Series C Convertible Preferred Stock instead of shares of common stock, to the extent that common stock are issued in such Qualified Financing, at a price per share equal to the lesser of: (a) 80% of the price per share at which such securities are sold in such Qualified Financing and (b) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock. If there is a change of control and the Notes have not been previously converted otherwise, the investors may, at their option, (a) receive an amount in cash equal to the sum of the original principal amount of the Notes and interest then accrued and unpaid thereon, or (b) convert the Notes and all accrued and unpaid interest thereon into shares of common stock or Series C Convertible Preferred Stock of the Company immediately prior to the closing of such change of control transaction at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company implied by the exchange ratio set forth in the agreement governing such change of control transaction, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, immediately prior to such change of control on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock.

The Warrants are immediately exercisable. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the resale of the Warrant Shares after the six month anniversary of the issuance date of the Warrants. The Exercise Price is adjustable for certain events, such as distribution of stock dividends, stock splits or fundamental transactions including mergers or sales of assets. A holder of the Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company.

Critical Accounting Policies

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. We believe that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Functional currency

The accompanying financial statements have been prepared in U.S. dollars.

The majority of our expenses, financing activities and revenues are denominated and determined in U.S. dollars. We believe that the U.S. dollar is the currency of the primary economic environment in which we operate and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar.

The Company's transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Board (ASC) 830, "Foreign Currency Matters". All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

Revenue recognition

We generate revenues from the sale of our products to distributors and patients. Revenues from those products are recognized in accordance with ASC 605, "Revenue Recognition," when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable, no further obligation exists and collectability is probable.

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation", ("ASC 718"), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight line method in the Company's consolidated statement of comprehensive loss.

We have early adopted Accounting Standard Update ("ASU") 2016-09, "Compensation - Stock Compensation", in the current consolidated financial statements and account for forfeitures as they occur.

We selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for our stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies' historical share price movements. The expected option term represents the period that the Company's stock options are expected to be outstanding. We currently uses the simplified method, in accordance with ASC No.718-10-S99-1 (SAB No. 110), and will continue to do so until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The expected dividend yield assumption is based on the Company's historical experience and expectation of no future dividend payouts. We have historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

We apply ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505") with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Income taxes

We account for income taxes in accordance with ASC 740, "Income Taxes". This topic prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide full valuation allowance, to reduce deferred tax assets to the amount that is more likely than not to be realized.

We implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement.

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

Recently issued accounting standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). On July 9, 2015 the FASB voted to approve a one-year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The new standard is effective for reporting periods beginning after December 15, 2018. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers.

The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The amendment will be effective with ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new standard will be effective with ASU 2014-09.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies specific aspects of ASU 2014-09, including allowing entities not to make quantitative disclosures about remaining performance obligations in certain cases and requiring entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard also makes twelve other technical corrections and improvements to ASU 2014-09. The new standard will be effective with ASU 2014-09.

We are still in the process of completing its assessment on the impact this guidance will have on our consolidated financial statements and related disclosures.

In February 2016, the FASB ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2020, with early adoption permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The update simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows and forfeiture rate calculation. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016 for public entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted however all of the guidance must be adopted in the same period. We have early adopted Accounting Standard Update ("ASU") 2016-09, "Compensation - Stock Compensation", in the current consolidated financial statements and account for forfeitures as they occur.

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

Going Concern

The financial statements have been prepared assuming that the Company will continue as a going concern.  Since its formation, the Company utilized funds generated from private placement offerings and debt to fund its product development, incurred losses in the amount of $2,831 during the year ended December 31, 2016 and has an accumulated deficit of $22,576 as of December 31, 2016. The recurring losses from operations and current liquidity raise substantial doubt about the Company’s ability to continue as a going concern.  Continuation of the Company is dependent on obtaining additional financing.

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

Revenues. For the twelve months ended December 31, 2016 and 2015, our revenues were approximately $229,000 and $147,000, respectively, an increase of approximately 55.8%, or $82,000, between the periods. The increase was mainly attributable to increased sales from adding distributors as well as having positive results from our increased marketing campaigns. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from period to period and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the forseeable future.

For the twelve months ended December 31, 2016, the percentage of revenues attributable to our products was: PainShield – 90.8% and UroShield – 9.2%. For the twelve months ended December 31, 2015, the percentage of revenues attributable to our products was: PainShield – 96% and UroShield – 4%. For the twelve months ended December 31, 2016 and 2015, the percentage of revenues attributable to our disposable products was 42.5% and 59.9%, respectively. For the twelve months ended December 31, 2016 and 2015, the portion of our revenues that was derived from distributors was 30.3% and 23.2%, respectively.

Gross Profit. For the twelve months ended December 31, 2016, gross profit increased by approximately 43.9%, or $43,000, to approximately $141,000 from approximately $98,000 during the same period in 2015.

Gross profit as a percentage of revenues were approximately 61.6% and 66.6% for the twelve months ended December 31, 2016 and 2015, respectively. The decrease in gross profit as a percentage is mainly due to the increased percentage of distributor sales which typically carry a lower gross profit percentage than our direct to consumer sales, and to a lesser degree, the decreased percentage of revenues attributable to our disposable products which typically have higher margins also contributed to the reduction.

Our gross profit may be affected year-over-year by the mix of revenues between sales to distributers and sales directly to the end customers (where sales directly to the end customers generally have a higher margin). As a result, we are subject to year-over-year fluctuation in our gross profits.

Research and Development Expenses. For the twelve months ended December 31, 2016 and 2015, research and development expenses were $584,000 and $399,000, respectively, an increase of approximately 46.37%, or $185,000, between the periods. This increase was mainly due to an increased volume of clinical trial costs that took place in 2016 as well as increased development of new products.

Research and development expenses as a percentage of total revenues were approximately 255.0% and 271.4% for the twelve months ended December 31, 2016 and 2015, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock based compensation expenses, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the twelve months ended December 31, 2016 and 2015, selling and marketing expenses were approximately $514,000 and $377,000, respectively, an increase of approximately 36.3%, or $137,000, between the periods.

The increase in selling and marketing expenses was mainly due to an increase in selling and marketing activities, particularly increased trade show expenses, new marketing campaigns initiated in 2016 and increased compensation.

Selling and marketing expenses as a percentage of total revenues were approximately 224.5% and 256.5% for the twelve months ended December 31, 2016 and 2015, respectively. The decrease in our percentage was due to the increase in revenues.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the twelve months ended December 31, 2016 and 2015, general and administrative expenses were approximately $1,359,000 and $746,000, respectively, an increase of approximately 82.17%, or $613,000, between the periods.

The increase was mainly attributable to incurring professional fees and other costs associated with becoming a publicly traded company, an increase in executive compensation as we added new management and an increase in stock-based compensation to our management and directors.

General and administrative expenses as a percentage of total revenues were approximately 593.44% and 507.48% for the twelve months ended December 31, 2016 and 2015, respectively. The increase was due to the increase in general and administrative expenses, described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, costs associated with being a publicly traded company, stock-based compensation expenses, accounting and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the twelve months ended December 31, 2016 and 2015, financial expenses, net were $398,000 and $1,432,000, respectively, a decrease of approximately 72.2%, or $1,034,000, between the periods. The decrease resulted primarily from the lower valuation adjustment of our warrants and amortization of the benefit component of promissory notes

Tax expenses. For the twelve months ended December 31, 2016 and 2015, tax expenses were $117,000 and $28,000 respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate and unrecognized tax benefits as a result of tax positions taken

Net Loss. Our net loss decreased by approximately $53,000, or 1.8%, to approximately $2,831,000 for the twelve months ended December 31, 2016 from approximately $2,884,000 during the same period in 2015. The decreased in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of $2,831,000 during the year ended December 31, 2016, and have accumulated negative cash flow from operating activities of $1,533,000 for the year ended December 31, 2016. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we do not have sufficient resources to fund our operation for the next twelve months. These conditions raise substantial doubts about our ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the year ended December 31, 2016, and through March 31, 2017, we met our short-term liquidity requirements from our existing cash reserves and bridge financings of $350,000. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to continue to use our existing cash reserves to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the current year, we will need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. It should also be noted that there are no assurances that we would be able to raise additional capital on terms favorable to us.

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

We do not have any material commitments to capital expenditures as of December 31, 2016, and we are not aware of any material trends in capital resources that would impact our business.

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

General. As of December 31, 2016, we had cash and cash equivalents of approximately $106,000, compared to approximately $1,614,000 as of December 31, 2015. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,533,000 for the twelve months ended December 31, 2016 and approximately $1,480,000 for the same period in 2015. The increase in our usage of cash in our operating activities in the amount of $53,000 is mainly attributable to the increase in costs associated with being a publicly traded company, and the increase in research and development and sales and marketing costs described above.

Cash used in our investing activities was approximately $8,000 during the twelve months ended December 31, 2016 and $1,000 during the twelve months ended December 31, 2015.

Cash provided by financing activities was approximately $33,000 from proceeds from the exercise of stock options for the year ended December 31, 2016 compared to $3,005,000 for the twelve months ended December 31, 2015, which derived from issuance of shares of common stock, series C preferred stock and warrants to purchase shares of common stock for aggregate consideration of $3,005,000, which is net of issuance costs of $145,000.

Off Balance Sheet Arrangements

As of December 31, 2016, we have no off-balance sheet transactions, arrangements, obligations, or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2016.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Brian Murphy	60	Chief Executive Officer and Director
William Stern, Ph.D.	75	President and Vice Chairman of the Board of Directors
Stephen Brown	60	Chief Financial Officer
Harold Jacob, M.D.	62	Chief Medical Officer and Director
Jona Zumeris, Ph.D.	65	Vice President of Technology and Director
Christopher Fashek	66	Chairman of the Board of Directors
Martin Goldstein, M.D.	48	Director
Michael Ferguson	45	Director
Thomas R. Mika	64	Director

Brian Murphy, Chief Executive Officer and Director. Mr. Murphy has served as our chief executive officer and director since October 2016. Mr. Murphy has over 25 years of senior sales, operations and general management experience in medical device and medical technology companies, including ATI Medical Equipment Corporation, Mountain Medical Equipment Inc. and Healthdyne Technologies Inc. From 2012 to 2016, Mr. Murphy served in various roles at MiMedx Group, Inc., where he initiated and managed the commercial sales and national accounts efforts within the advanced wound care segment. From 2010 to 2012, Mr. Murphy was the Chief Executive Officer of O2 Insights, Inc., a start-up wound care diagnostics company, and led the sale of the company to Systagenix in June 2012. From 2008 to 2010, Mr. Murphy served as vice president of sales for ConvaTec and led the negative pressure wound therapy business. From 1992 to 2008, Mr. Murphy served a total of 17 years at Kinetic Concepts, Inc. (KCI) in various positions overseeing sales, operations and general management. As Vice President, General Manager, Mr. Murphy led a segment of the wound care division’s business at KCI from $11 million to over $550 million in annual revenues. Mr. Murphy holds a Bachelor of Arts degree in communications from Southern Illinois University.

William Stern, Ph.D., President and Vice Chairman of the Board of Directors. Dr. Stern has served as our president and vice chairman of the board of directors since October 2016 and, prior to that, as our chief executive officer and director since December 2015. Dr. Stern has served as president of Multigon Industries, Inc., which manufactures non-invasive ultrasound technology that measures blood flow in the brain, since 1984. From 2000 to the present, Dr. Stern has also served as the vice president of Aqua-Eez, Inc., an affiliate of Multigon Industries, Inc. that manufactures and sells a hydrotherapy pool for labor and delivery. From 1972 to 1983, he was the president of Unigon Industries, Inc., which manufactured and distributed diagnostic ultrasound for vascular and neurological diagnostics. Dr. Stern received his Ph.D. in engineering and physics from Columbia University and holds an M.S. and a B.S. degree in electrical engineering from Columbia University and City College of New York, respectively. Dr. Stern’s qualifications to serve on our board of directors include his significant scientific background and over 30 years of executive leadership experience in the field of medical devices and ultrasound technology.

Stephen Brown, Chief Financial Officer. Mr. Brown has served as our chief financial officer since February 3, 2015. Since 2009, Mr. Brown has been a managing partner of The Mcguffin Group Financial, a financial consulting firm concentrating on advising early stage companies including GMA Fund LLC, e-Prodigy Financial, LLC and The YGM Group, LLC. Mr. Brown has also served as a partner in an accounting and tax practice at Brown, Brown and Associates since 2009. From April 1995 to January 2009, Mr. Brown served in several executive positions, including chief financial officer, at IDT Corporation, a NYSE listed telecommunications company. During this time, Mr. Brown also served on IDT’s board of directors for six years and on the Board of Net2Phone Inc. for five years. Mr. Brown was also the founder and chairman of IDT Entertainment Inc., a movie studio and media subsidiary. Mr. Brown is a certified public accountant and a member of the Academy of Television Arts and Sciences and serves on the board of directors of several educational institutions, including serving on the board of governors of Touro College.

Harold Jacob, M.D., Chief Medical Officer and Director. Dr. Jacob has served as our chief medical officer since March 1, 2015 and as our director since September 2003. From September 2003 to February 4, 2015, Dr. Jacob served as chairman of our board of directors and from September 2003 to March 1, 2015, Dr. Jacob served as our chief executive officer. Dr. Jacob also performed the functions of a principal financial officer until April 1, 2015. Dr. Jacob is our co-founder and has worked extensively in medical device development. Dr. Jacob also served part-time as an attending gastroenterologist at Shaare Zedek Medical Center in Jerusalem, Israel from 2004 to March 2011. Since April 2011, he has been an attending physician in Gastroenterology at Hadassah University Hospital in Jerusalem, Israel. From 1999 to the present, Dr. Jacob has served as the president of Medical Instrument Development Inc., which provides consulting services to start-up and early stage companies and patents its own proprietary medical devices. From 1997 to 2003, Dr. Jacob served as director of medical affairs at Given Imaging Ltd., a company that developed the first swallowable wireless pill camera for inspection of the intestines. Dr. Jacob also formerly served as a director for Oramed Pharmaceuticals Inc., a pharmaceutical company focused on the development of innovative orally ingestible capsule medication. We believe that Dr. Jacob’s qualifications to serve on our board include his years of experience in the biomedical industry and with our Company and his experience serving in management roles of various companies.

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

Christopher Fashek, Chairman of the Board. Mr. Fashek is an accomplished healthcare executive with a record of leading global medical device and pharmaceutical businesses. Recognized as a visionary and pioneer in the advanced wound care sector, Mr. Fashek led the team that introduced V.A.C. therapy, a negative pressure wound therapy, to both the clinical community and patients with serious or complex wounds. He was the Vice Chairman, CEO and President of KCI USA, the Chairman of the Board at Systagenix Ltd, the Chairman of the Board and CEO of Spiracur Inc. and current CEO of Atteris Healthcare LLC, a startup in San Antonio, Texas. He has a BA from Upsala College and a MBA from Fairleigh Dickinson University.

Martin Goldstein, M.D., Director. Dr. Goldstein has served as our director since March 25, 2015. Dr. Goldstein has been a practicing urologist since 2000, with particular expertise in the management of stone disease. Dr. Goldstein is also an entrepreneur in the medical field. He is an executive director of New Jersey Urology, one of the largest urology group practices in the country, which he helped develop, and a co-founder and member of the executive board of Metropolitan Surgery Center, a large multispecialty ambulatory surgery center. Dr. Goldstein is co-founder and co-inventor of a medical device company that has received a Binational Industrial Research and Development (BIRD) Foundation grant. Dr. Goldstein brings to our board of directors his medical practice expertise. He is expected to make a valuable contribution in connection with marketing and facilitating the acceptance of our product offerings within the medical community. We also expect that he will provide assistance with the U.S. Food and Drug Administration regulatory approval process of our products, particularly our urology offerings. Additionally, we expect Dr. Goldstein to advise regarding the development of new products and innovations.

Michael Ferguson, Director. The Honorable Mr. Ferguson has served as our director since April 27, 2015. Mr. Ferguson is currently a senior advisor at BakerHostetler serving as the leader of their Federal Policy team. In January 2009, Mr. Ferguson founded Ferguson Strategies, LLC, a government affairs and strategic business consulting firm, where he serves as the chief executive officer and chairman. From 2001 to January 2009, he served in the U.S. House of Representatives, representing New Jersey’s 7th congressional district. While in Congress, he was a member of the House Energy and Commerce Committee, which has wide jurisdiction over the healthcare, telecommunications and energy industries. He served as vice chairman of the panel’s Health Subcommittee, where he became a key member on health care issues and helped to ensure passage of the Medicare Part D prescription drug benefit in 2003. In addition, he served as a member of the Telecommunications and Internet Subcommittee as well as the Oversight and Investigations Subcommittee. Mr. Ferguson was also a member of the House Financial Services Committee, where he cosponsored the Sarbanes-Oxley Act of 2002 and helped enact the initial terrorism risk insurance law. Mr. Ferguson is currently the chairman of the Board of Commissioners of the New Jersey Sports and Exhibition Authority and also serves as a senior fellow of the Center for Medicine in the Public Interest’s Odyssey Initiative for Biomedical Innovation and Human Health. He has also served on various corporate advisory boards and committees, including for Pfizer, Inc., the National Italian American Foundation and the United States Golf Association. Mr. Ferguson received a bachelor’s degree in government from the University of Notre Dame and a master’s of public policy degree with a specialization in education policy from Georgetown University. Mr. Ferguson brings to the board of directors his extensive background in government affairs, health care policy, and business strategy gained from his experiences in Congress and business consulting, which we believe will assist in strengthening and advancing our strategic focus and regulatory compliance.

Thomas R. Mika, Director. Mr. Mika has served as our director since April 27, 2015. Mr. Mika has over 25 years of senior management, finance and consulting experience.  Mr. Mika is currently Chief Financial Officer of POET Technologies, Inc. (TSX Venture: PTK) and previously served as chairman of the board of Rennova Health, Inc. (NASDAQ: RNVA) and as CEO of its wholly owned subsidiary, CollabRx, Inc. (NASDAQ: CLRX). Rennova Health is a vertically integrated public healthcare holding company that merged with CollabRx in November 2015 and became listed on the NASDAQ. CollabRx, formerly known as Tegal Corporation (NASDAQ: TGAL), is a clinical decision-support company that delivers expert solutions in precision oncology and genomic medicine. Mr. Mika was the Chairman & CEO of CollabRx and its predecessor company since March 2005. From 1992 to 2002, Mr. Mika served on the company’s board of directors, which included periods of service as the chairman of the compensation committee and a member of the audit committee.  Previously, Mr. Mika co-founded IMTEC, a boutique investment and consulting firm whose areas of focus included health care, pharmaceuticals, media and information technology.  As a partner of IMTEC, Mr. Mika served clients in the U.S., Europe and Japan over a period of 20 years, taking on the role of chief executive officer in several ventures.  Earlier in his career, Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. Mr. Mika holds a Bachelor of Science degree in Microbiology from the University of Illinois at Urbana-Champaign and a Master of Business Administration degree from the Harvard Graduate School of Business. Mr. Mika’s qualifications to serve on our board of directors include his significant strategic and business insight from his prior service on the board of directors of other publicly held companies, as well as his substantial senior management, finance and consulting experience.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the fiscal year ended December 31, 2016, each of our directors, officers and greater than ten percent shareholders complied with all Section 16(a) filing requirements applicable to our directors, officers and greater than ten percent shareholders.

Code of Ethics

In March 2017, we adopted a code of ethics that applies to our principal executive officer, principal financial officer, executives and key employees. A copy of the code of ethics is attached as Exhibit 14.1 to this report.

Board Committees

We do not currently have any committees of the board of directors. The board of directors serves as our audit committee.

ITEM 11. EXECUTIVE COMPENSATION

2016 and 2015 Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers, Brian Murphy, our chief executive officer, William Stern Ph.D., our President and former chief executive officer, Stephen Brown, our chief financial officer, Harold Jacob, M.D., our former chief executive officer and former chairman of the board of directors (now our chief medical officer and a member of our board of directors), and Jona Zumeris, our Vice President of Technology. No other executive officer had compensation of greater than $100,000 for the last three fiscal years.

Name and Principal Position	Year	Salary ($)(1)		Bonus ($)		Option Awards ($)(2)	All Other Compensation ($)(1)		Total ($)(1)
Harold Jacob, M.D.	2016	-		-		-	10,763	(3)	10,763
Former Chief Executive Officer and	2015	-		-			10,809	(3)	10,809
Former Chairman of the Board of Directors

Brian Murphy	2016	31,690	(4)	-	(4)	21,250	-		52,940
Chief Executive Officer	2015	-		-		-	-		-

William Stern, Ph.D.	2016	48,000	(5)	10,600		117,311	-		175,911
President, former Chief Executive Officer and Vice-Chairman/ Director	2015	36,000	(5)	14,000		66,711	-		116,711

Stephen Brown	2016	90,000		28,000		31,624	-		149,624
Chief Financial Officer	2015	50,000		-		22,237	-		72,237

Jona Zumeris, Ph.D.	2016	111,128		-		31,624	42,033	(6)	184,785
Vice President of Technology and Director	2015	87,958		-		22,237	42,492	(6)	152,687

(1)	Compensation amounts received in non-U.S. currency have been converted into U.S. dollars using the average exchange rate for the applicable year. The average exchange rate for each of 2016 and 2015 was 3.8406 NIS per dollar and 3.8869 NIS per dollar, respectively.

(2)	The amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the twelve month period ended December 31, 2016 in accordance with FASB ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the fair value of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 2—“Significant Accounting Policies” and Note 10—“Stockholders’ Deficiency” of the Notes to Consolidated Financial Statements as of December 31, 2016, included in this Annual Report on Form 10-K.

(3)	Represents car-related benefits for Dr. Jacob.
(4)	Does not include $7,541 of salary due Mr. Murphy in December that was paid in January and a $50,000 bonus due Mr. Murphy in 2016 of which $25,000 was paid in January 2017.

(5)	Comprised of payments obligated under a services agreement with Multigon for use its facilities and services. Dr. Stern is the president of Multigon.

(6)	Comprised of car-related benefits for Dr. Zumeris of $18,021 in 2016 and $16,997 in 2015 and other benefits, comprised of contributions towards a pension fund, disability insurance, severance pay, an advanced study fund and recreation pay, of $24,012 in 2016 and $25,495 in 2015.

Agreement with Brian Murphy

On October 13, 2016, we entered into an employment agreement with Mr. Murphy. The term of the agreement continues until terminated. Either party may terminate the agreement for any reason by providing 90 days prior written notice to the other party. In addition, we may terminate the agreement for cause after a 60 day cure period. Mr. Murphy is entitled to the payment of his full base salary and all other earned and accrued benefits and contributions during such notice or cure period. “Cause” means termination because of: (a) theft, embezzlement, fraud, or willful or material misrepresentation; (b) indictment or conviction of, or pleading nolo contendere or guilty to, a felony, or a crime involving moral turpitude; (c) refusal to perform, or intentional disregard of, in any material respect, duties and responsibilities; and (d) a material breach of the employment agreement or any other agreement with us.

Under this employment agreement, the Company shall pay Mr. Murphy an annual salary of $181,000 less applicable payroll deductions and tax withholdings (the “Base Salary”) for all services rendered by the him under this Agreement. Notwithstanding the foregoing, the Base Salary shall automatically increase to: (i) $200,000, less applicable payroll deductions and tax withholdings, effective as of January 1 of the calendar year immediately following any calendar year during which we generate gross sales (as determined in accordance with generally accepted accounting principles consistently applied) exceeding $1,000,000; and (ii) $225,000, less applicable payroll deductions and tax withholdings, effective as of January 1 of the calendar year immediately following any calendar year during which we generate gross sales (as determined in accordance with generally accepted accounting principles consistently applied) exceeding $2,000,000. The Company shall pay the Base Salary in accordance with our normal payroll practices.

Commencing in 2017, Mr. Murphy shall be eligible to receive an annual bonus (“Performance Bonus”) during each year of the term of the agreement. In 2017, the Mr. Murphy shall be eligible to receive a target bonus in an amount of up to $150,000, less applicable payroll deductions and tax withholdings, as follows: (i) an amount of up to $100,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Murphy has met performance criteria for the year, as determined in good faith by the board of directors, which shall be paid in 2018 within thirty (30) days of our issuance of audited financial statements on Form 10-K, and (ii) an amount of up to $50,000, less applicable payroll deductions and tax withholdings, in the amount and payable on the date as determined in the sole discretion of the Chairman of the Board. For 2018 and all subsequent years of the Executive’s employment during the Term, the Executive shall be eligible to receive a target bonus in an amount of up to $100,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Murphy has met performance criteria for the year, as determined in good faith by the board of directors, which shall be paid in the calendar year after the calendar year to which the Performance Bonus relates within thirty (30) days of our issuance of our audited financial statements on Form 10-K.

In addition, we agreed that should we complete a financing or series of financings during the term of the agreement that cause our securities to become listed on a national securities exchange registered under Section 6 of the Exchange Act, as amended (such as the New York Stock Exchange, the NASDAQ Stock Market, or the NYSE MKT)(the “Uplisting”), we shall pay the Mr. Murphy a one-time bonus of $75,000, less applicable payroll deductions and tax withholdings, provided that such listing occurs within six (6) months from the Effective Date (as defined in the employment agreement). This bonus payable in connection with the Uplisting shall be paid within thirty (30) days of the Uplisting.

Mr. Murphy’s employment agreement also contains certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Murphy.

On November 14, 2016, we granted Mr. Murphy an option to purchase 183,359 shares of common stock at an exercise price of $6.00 per share. The options vest one-quarter annually over a four year period commencing on the one-year anniversary of the date of grant and have a term of ten years.

In December 2016, the chairman of the board of directors formerly approved the $50,000 portion of the $150,000 target bonus.

Compensation of Stephen Brown

Mr. Brown's salary and bonus was determined by the chairman of the board with consultation from members of the board of directors. On March 25, 2015, we granted Mr. Brown an option to purchase 61,000 shares of common stock at an exercise price of $2.57 per share. The options vest in three equal installments on March 25, 2016, 2017 and 2018, and have a term of ten years.

Compensation of William Stern, Ph.D.

Dr. Stern has served as our chief executive officer from February 2015 to October 2016 and has served as our president since October 2016. Dr. Stern served without cash compensation or other benefits until March 25, 2015. On March 25, 2015, we entered into an employment agreement with Dr. Stern. The term of the agreement continues until terminated. Either party may terminate the agreement for any reason by providing 90 days prior written notice to the other party. In addition, we may terminate the agreement for cause after a 30 day cure period. Dr. Stern is entitled to the payment of his full base salary and all other earned and accrued benefits and contributions during such notice or cure period. “Cause” means termination because of: (a) theft, embezzlement, fraud, or willful or material misrepresentation; (b) indictment or conviction of, or pleading nolo contendere or guilty to, a felony, or a crime involving moral turpitude; (c) refusal to perform, or intentional disregard of, in any material respect, duties and responsibilities; and (d) a material breach of the employment agreement or any other agreement with us.

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

On October 14, 2016, upon being named vice-chairman of the board of directors, we granted Dr. Stern an option to purchase 35,000 shares of common stock at an exercise price of $5.50 per share. The options vest in full on the one-year anniversary of the date of grant and have a term of ten years.

Agreement with Jona Zumeris, Ph.D.

NanoVibronix Ltd., our wholly-owned Israeli subsidiary, is party to an employment agreement with Dr. Zumeris, pursuant to which Dr. Zumeris serves as its vice president of technology. Dr. Zumeris’s salary pursuant to the agreement is 19,500 NIS per month, which was increased to 20,000 NIS per month by oral agreement commencing in December 2012, to 30,000 NIS per month by oral agreement commencing April 1, 2015 and to 35,000 NIS per month by oral agreement commencing January 1, 2016 and he is entitled to a car, which we lease on his behalf, and contributions towards a pension fund, disability insurance, severance pay and an advanced study fund and recreation pay, which are customary or statutorily prescribed in Israel. Dr. Zumeris is also entitled to 15 vacation days. Dr. Zumeris’s employment agreement contains confidentiality restrictions and other terms and provisions that are customary in Israel.

On June 16, 2015, we entered into a first amendment to the employment agreement pursuant to which, among other things, we agreed that Dr. Zumeris may only be terminated without cause with the approval of our board of directors.

On March 25, 2015, we granted Dr. Zumeris an option to purchase 61,000 shares of common stock at an exercise price of $2.57 per share. The options vest one-third annually commencing on the one-year anniversary of the date of grant and have a term of ten years. The options were granted under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan.

Outstanding Equity Awards at Fiscal Year End

The following table provides information on the holdings of stock options of the named executive officer at December 31, 2016. This table includes unexercised and unvested options awards. Each outstanding award is shown separately.

	Option Awards
		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option
		Unexercised	Unexercised	Exercise	Option
	Date of	Options (#)	Options (#)	Price	Expiration
Name	Grant	Exercisable	Unexercisable	($)	Date
Harold Jacob, M.D.	December 13, 2007	4,286	-	72.45	December 13, 2017
	December 9, 2010	10,714	-	1.19	December 9, 2020
	March 28, 2013	108,571	-	0.07	March 28, 2023

Brian Murphy	November 14, 2016	-	183,359	6.00	November 14, 2026

Jona Zumeris, Ph.D.	March 28, 2013	111,429	-	0.07	March 28, 2023
	March 25, 2015	20,333	40,667	2.57	March 25, 2025

William Stern	March 25, 2015	61,000	122,000	2.57	March 25, 2025
	October 14, 2016	-	35,000	5.50	October 14, 2026

Stephen Brown	March 25, 2015	20,333	40,667	2.57	March 28, 2025

2004 Global Share Option Plan

In November 2004, our board of directors adopted the 2004 Global Share Option Plan, pursuant to which 400,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2004 Global Share Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees, to encourage a sense of proprietorship and stimulate an active interest of such persons in our development and financial success. The 2004 Global Share Option Plan which was administered by our board of directors expired on February 28, 2014.

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

The purpose of the NanoVibronix, Inc. 2014 Long-Term Incentive Plan is to provide an incentive to attract and retain services of key employees, key contractors, and outside directors whose services are considered valuable, to encourage a sense of proprietorship and to stimulate active interest of such persons in our development and financial success. The NanoVibronix, Inc. 2014 Long-Term Incentive Plan is intended to serve as an “umbrella” plan for us and our subsidiaries worldwide. Therefore, if so required, appendices may be added to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan in order to accommodate local regulations in foreign countries that do not correspond to the scope of the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. Unless terminated earlier by the board of directors, the NanoVibronix, Inc. 2014 Long-Term Incentive Plan will expire on February 19, 2024. As of December 31, 2016, 115,404 options were available for future issuance under the NanoVibronix, Inc. 2014 Long-Term Incentive Plan.

Director Compensation

The following table shows information concerning our directors, other than directors who are our named executive officers, for the twelve months ended December 31, 2016:

				Non-Equity	Nonqualified
	Fees earned			Incentive Plan	Deferred	All other
	or paid in cash	Stock	Option	Compensation	Compensation	Compensation
Name	($)	awards ($)	awards ($)	($)	Earnings ($)	($)	Total ($)

Christopher Fashek	21,774	-	16,023	-	-	-	37,797

Thomas Mika	-	-	46,577	-	-	-	46,577

Michael Ferguson	-	-	49,773	-	-	-	49,773

Martin Goldstein	-	-	75,452	-	-	-	75,452

Ira Greenstein (1)	-	-	67,600	-	-	-	67,600

(1)	Mr. Greenstein resigned from our board of directors as of March 31, 2017.

On October 13, 2016 we entered into an agreement with Christopher Fashek to serve as the Chairman of our board of directors. Under this agreement Mr. Fashek will be paid $100,000 per year payable in semi-monthly installments. Mr. Fashek will also receive a one-time bonus of $25,000 if our stock becomes listed on a registered national securities exchange within six months of his appointment. Mr. Fashek also received options to purchase 91,679 shares of our common stock at an exercise price of $5.50 per share. The options vest one-quarter annually over a four year period commencing on the one-year anniversary of the date of grant and have a term of ten years.

Outside of compensation to our chairman, Christopher Fashek, we paid no compensation to our non-employee directors for the one year period ended December 31, 2016 and have paid no compensation during 2017 to date. On March 25, 2015, we approved the following compensation package for independent directors: (i) an annual grant of options to purchase 20,000 shares of common stock to all independent directors; (ii) an additional annual grant of options to purchase 5,000 shares of common stock for service as the chairperson of a board committee; and (iii) an additional annual grant of options to purchase 2,500 shares of common stock for service as a member, but not the chairperson, of a board committee. On March 2016 we approved the following compensation package for independent directors: (i) an annual grant of options to purchase 20,000 shares of common stock to the Chairman of the board of directors; (ii) an additional annual grant of options to purchase 15,000 shares of common stock for service as the vice-chairman of the board of directors.

On July 18, 2016, we granted options to purchase 20,000 shares of common stock at an exercise price of $5.35 per share to board of directors members Martin Goldstein, Michael Ferguson and Thomas Mika. The options vest on the one-year anniversary of the date of grant and have a term of ten years. We also granted Mr. Greenstein an option to purchase 40,000 shares of common stock at an exercise price of $5.35 per share. These options vest on the one-year anniversary of the date of grant and have a term of ten years.

On November 14, 2016, we granted options to purchase 35,000 shares of common stock at an exercise price of $5.50 per share to our president William Stern upon accepting the position of vice-chairman of the board of directors. The options vest on the one-year anniversary of the date of grant and have a term of ten years.

In connection with Mr. Greenstein’s resignation from our board of directors, on March 30, 2017, we amended the option agreement, dated March 25, 2015, we entered into with Mr. Greenstein for the grant of an option to purchase 30,000 shares of common stock at an exercise price of $2.57 per share, all of which have vested, and the option agreement, dated July 18, 2016, we entered into with Mr. Greenstein for the grant of an option to purchase 40,000 shares of common stock at an exercise price of $5.35 per share, all of which were vesting on July 18, 2017, to (i) accelerate the vesting of the option granted to Mr. Greenstein in 2016 so that it will be fully vested as of March 30, 2017, and (ii) permit Mr. Greenstein to exercise the options granted in 2015 and 2016 at any time prior to the expiration of the option period as set forth in the applicable option agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2017 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	each of the named executive officers; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o NanoVibronix, Inc., 9 Derech Hashalom Street, Nesher, Israel 36651.

As of March 31, 2017, we had 2,632,710 shares of common stock and 1,951,261 shares of series C preferred stock outstanding.

In addition to the shares of common stock reported below, as described in the footnotes below the table, six stockholders beneficially own 100% of our issuable and issued series C preferred stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned(1)
5% Owners
Rennova Health, Inc. (f.k.a. CollabRx, Inc.) (2)	205,095		7.8%
IDT Corporation(3)	273,950	(4)	9.9%
Paul Packer(5)	273,967	(6)	9.9%
Miriam Winder-Kelly(7)	262,485	(8)	9.8%
Orin Hirschman(9)	240,320	(10)	9.1%

Officers and Directors
William Stern, Ph.D.	122,000	(11)	4.4%
Stephen Brown	40,667	(12)	1.5%
Harold Jacob, M.D.	225,773	(13)	8.2%
Jona Zumeris, Ph.D.	220,975	(14)	7.9%
Martin Goldstein, M.D.	61,000	(15)	2.3%
Michael Ferguson	20,000	(16)	*
Thomas R. Mika	20,000	(17)	*
All directors and executive officers as a group (7 persons)	710,415		22.3%

* Represents ownership of less than 1%.

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2017. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	Rennova Health, Inc. (f.k.a. CollabRx, Inc.)’s address is 400 South Australian Avenue, 8th Floor, West Palm Beach, FL 33401.

(3)	IDT Corporation’s address is 520 Broad Street, Newark, New Jersey 07102.

(4)	Comprised of (i) 155,838 shares of common stock, (ii) 34,236 shares of common stock that may be purchased upon the exercise of warrants, (iii) 71,501 shares of common stock that may be issued upon the conversion of an equal number of shares of series C preferred stock held by a subsidiary of IDT Corporation and (iv) 12,375 shares of common stock that may be issued upon the conversion of an equal number of shares of series C preferred stock held by IDT Corporation. Does not include 582,791 shares of series C preferred stock, which IDT Corporation also holds. These shares of series C preferred stock are excluded, even though the terms of the series C preferred stock allow for conversion into common stock and voting on an as if converted basis with the common stock, because these rights are prohibited if their exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. Does not include 533,334 shares of common stock that may be purchased by IDT Corporation upon the exercise of warrants. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock.

(5)	Mr. Packer’s address is 805 Third Avenue, 15th Floor, New York, NY 10022.

(6)	Based on information contained in Schedule 13G filed on February 12, 2017. Comprised of (i) 79,786 shares of common stock held by Globis Capital Partners, L.P., (ii) 45,585 shares of common stock held by Globis Overseas Fund, Ltd., (iii) 22,792 shares of common stock held by Mr. Packer, (iv) 30,571 shares of common stock that may be purchased upon the exercise of stock options held by Mr. Packer and (v) 95,233 shares of common stock to be issued upon the conversion of restricted series C preferred stock held by Globis Capital Partners, L.P.

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

Does not include the following: (i) 613,198 shares of common stock that may be purchased by Globis Capital Partners, L.P. upon the exercise of warrants, and 25,424 shares of common stock that can be purchased by conversion of a note payable (ii) 173,740 shares of common stock that may be purchased by Globis Overseas Fund, Ltd. upon the exercise of warrants and 9,322 shares of common stock that can be purchased by conversion of a note payable, (iii) 61,000 shares of common stock that may be purchased by AYTA Consulting, LLC upon the exercise of warrants and (iv) 83,672 shares of common stock that may be purchased by Mr. Packer upon the exercise of warrant and 7,627 shares of common stock that can be purchased by conversion of note payable. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock.

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

(7)	Ms. Winder-Kelly’s address is 900 Abel Wolman Municipal Bldg. 200N. Holliday St. Baltimore, MD 21202.

(8)	Comprised of (i) 215,355 shares of common stock and (ii) 47,130 shares of common stock that may be purchased upon the exercise of warrants.

(9)	Mr. Hirschman’s address is 6006 Berkeley Avenue, Baltimore, Maryland 21209.

(10)	Based on information contained in Schedule 13G filed on February 13, 2017. Comprised of (i) 5,911 shares of common stock held by Mr. Hirschman, (ii) 1,299 shares of common stock that may be purchased upon the exercise of warrants held by Mr. Hirschman, (iii) 70,803 shares of common stock held by AIGH Investment Partners LLC, of which Mr. Hirschman serves as president, and (iv) 162,307 shares of common stock held by AIGH Investment Partners L.P., of which Mr. Hirschman serves as general partner.

Does not include 133,334 shares of common stock that may be purchased by AIGH Investment Partners, L.P. upon the exercise of warrants. These shares of common stock are excluded because the warrants contain provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 4.99% of our common stock.

(11)	Comprised of 122,000 shares of common stock that may be purchased by Dr. Stern upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(12)	Comprised of 40,667 shares of common stock that may be purchased by Mr. Brown upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(13)	Comprised of (i) 64,178 shares of common stock held by Medical Instrument Development Inc., an entity controlled by Dr. Jacob, (ii) 25,662 shares of common stock held by Dr. Jacob, (iii) 12,362 shares of common stock that may be purchased by Medical Instrument Development Inc. upon the exercise of warrants, and (iv) 123,571 shares of common stock that may be purchased by Dr. Jacob upon the exercise of stock options.

(14)	Comprised of (i) 68,879 shares of common stock held by Piezo Top Ltd, an entity controlled by Dr. Zumeris, and (ii) options to purchase 152,096 shares of common stock held by Dr. Zumeris that are currently exercisable or exercisable within 60 days.

(15)	Comprised of 61,000 shares of common stock that may be purchased by Dr. Goldstein upon exercise of stock options that are currently exercisable or exercisable within 60 days.

(16)	Comprised of 20,000 shares of common stock that may be purchased by Mr. Ferguson upon exercise of stock options that are exercisable within 60 days.

(17)	Comprised of 20,000 shares of common stock that may be purchased by Mr. Mika upon exercise of stock options that are exercisable within 60 days.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides certain information as of December 31, 2016 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	962,396		$3.30	-
Equity compensation plans not approved by security holders	332,181	(1)	4.83	-
Total	1,294,577		$3.69	-

(1)	Represents 57,143 shares of common stock issuable upon conversion of series C preferred stock granted to AYTA Consulting, LLC, a consultant to us, in the form of a series C preferred stock award, 183,359 shares of common stock issuable upon exercise of options granted to Brian Murphy and 91,679 shares of common stock issuable upon exercise of options granted to Christopher Fashek.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Generally, we do not to enter into related party transactions unless the members of the board of directors who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. This policy is not currently in writing.

On February 5, 2013, March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2015, April 1, 2015, May 15, 2015, June 16, 2015, August 7, 2015, September 7, 2015, October 13, 2015, November 19, 2015 and December 11, 2015, we issued secured convertible promissory notes to two funds controlled by Mr. Packer. The notes were initially issued in the original aggregate principal amount of $100,000. On each date listed above, such principal amount was increased by $100,000. The fifteenth amended and restated secured convertible promissory notes issued on December 11, 2015 had an original aggregate principal amount of $1,500,000.In addition, as amended, the convertible promissory notes were convertible either at the holders’ option or upon maturity into shares of our series C preferred stock. On April 27, 2015, the holders of the convertible promissory notes elected to convert the outstanding principal and interest thereunder into shares of our series C preferred stock. On that date, an aggregate principal balance of $1,500,000 and $106,027 in accrued interest were converted into 603,769 shares of series C preferred stock.

In connection with the issuance of the notes described above, on each of February 5, 2013, March 28, 2013, June 3, 2013, August 5, 2013, October 7, 2013, December 9, 2013, February 6, 2015, April 1, 2015, May 15, 2015, June 16, 2015, August 7, 2015, September 7, 2015, October 13, 2015, November 19, 2015 and December 11, 2015, we issued warrants to purchase up to an aggregate of 37,594 shares of common stock, with an exercise price of $2.66 per share, subject to adjustment, to the two funds controlled by Mr. Packer. We have amended and restated these warrants to include provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. This limitation may be waived upon not less than 61 days’ prior written notice to us, and will expire the day before the applicable warrant expires.

On February 25, 2015, we entered into a consulting agreement with AYTA Consulting, LLC, an entity controlled by Mr. Packer, pursuant to which AYTA Consulting, LLC agreed to provide certain financial and strategic advisory and consulting services to us in exchange for a restricted stock award grant of 57,143 shares of our common stock, subject to the terms and conditions of a separate restricted stock award agreement, as the sole compensation for its performance of the consulting services. The agreement will terminate upon (a) our initial public offering, (b) our becoming subject to the reporting requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, (c) our merger, share exchange or consolidation (other than one in which our stockholders own a majority of the voting power of the outstanding shares of the surviving or acquiring corporation) or a sale, lease, transfer, exclusive license or other disposition of all or substantially all of our assets, (d) written termination of the agreement by AYTA Consulting, LLC with 30 days written notice, or (e) our liquidation, dissolution or winding up. The 57,143 shares of restricted stock were granted to AYTA Consulting, LLC on February 25, 2015 pursuant to a restricted stock award agreement and will fully vest upon the occurrence of any of the events listed in (a), (b) or (c) above. On January 30, 2015, we entered into an agreement providing for the exchange of the shares subject to the award agreement for an equal number of shares of series C preferred stock, subject to the same restrictions as the restricted common stock. The shares of restricted series C preferred stock are subject to forfeiture until vested and will be forfeited if such shares have not vested on the later of December 31, 2019 or the date of AYTA Consulting, LLC’s termination of service with us. These shares vested upon effectiveness of our Form 10 on April 10, 2015.

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

Effective January 27, 2017, we entered into amendments to our two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 420,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share, issued in January and February 2015, to extend the expiration date of the warrants for two additional years. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.00 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share will expire on January 29, 2019, and the warrants to purchase 140,000 shares of common stock at $3.00 per share and warrants to purchase 140,000 shares of common stock at $6.00 per share will expire on February 10, 2019, and the warrants to purchase 13,333 shares of common stock at $3.00 per share and warrants to purchase 13,333 shares of common stock at $6.00 per share will expire on February 23, 2019. The exercise price and all other terms of the original warrants remain the same. Holders of the warrants who entered into the Warrant Amendment with us include (i) a subsidiary of IDT Corporation, a greater than five percent stockholder of ours, who holds warrants to purchase 266,667 shares of common stock at $3.00 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share, and (ii) entities controlled by Mr. Packer and Mr. Packer, who holds warrants to purchase 66,666 shares of common stock at $3.00 per share and warrants to purchase 66,666 shares of common stock at $6.00 per share.

On March 1, 2017, we completed a bridge financing, pursuant to which the Company received from Mr. Packer and entities controlled by Mr. Packer (the “Investors”) $250,000 of loans and issued to the Investors convertible promissory notes (the “March 2017 Notes”) in an aggregate principal amount of $250,000 and seven-year warrants (the “March 2017 Warrants”) to purchase an aggregate of 100,000 shares of common stock at an initial exercise price of $5.90 per share, subject to adjustment, and are immediately exercisable. The March 2017 Warrants contain a provision that blocks exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of our common stock. This limitation may be waived upon not less than 61 days’ prior written notice to us, and will expire the day before the applicable warrant expires. The March 2017 Notes bear interest at a rate of 6% per annum and mature on the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “March Notes Qualified Financing”). To the extent not previously converted, on the maturity date, each Investor will receive, at the option of the Investor, either (a) cash equal to the original principal amount of the March 2017 Note and interest then accrued and unpaid thereon, or (b) shares of our common stock or series C convertible preferred stock. Upon consummation of a March Notes Qualified Financing, the Investors may elect to have the outstanding principal and accrued but unpaid interest thereon converted into shares of the same class and series of equity securities sold in such March Notes Qualified Financing, provided that the Investor may elect to receive shares of series C convertible preferred stock instead of shares of common stock, to the extent that common stock are issued in such March Notes Qualified Financing. If there is a change of control and the March 2017 Notes have not been previously converted otherwise, the Investors may, at their option, (a) receive an amount in cash equal to the sum of the original principal amount of the March 2017 Notes and interest then accrued and unpaid thereon, or (b) convert the March 2017 Notes and all accrued and unpaid interest thereon into shares of common stock or series C convertible preferred stock of the Company immediately prior to the closing of such change of control transaction.

Director Independence

Our board of directors has determined that Christopher Fashek, Michael Ferguson, Thomas R. Mika and our former director Ira Greenstein, who resigned from our board of directors on March 31, 2017, satisfy the requirements for independence set out in Section 5605(a)(2) of the Nasdaq Stock Market Rules and that they have no material relationship with us (other than being a director and/or a stockholder). In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the Nasdaq rule referenced above.

We do not currently have any committees of the board of directors. The board of directors serve as the audit committee.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents aggregate fees for professional services rendered by Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global, for the fiscal years ended December 31, 2016 and 2015.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$75,000	$75,000
Audit-related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$75,000	$75,000

Audit Fees

Audit fees for the years ended December 31, 2016 and 2015 consist of fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2016

U.S. DOLLARS IN THOUSANDS

- - - - - - - - - - - - - -

Kost Forer Gabbay & Kasierer 3 Aminadav St. Tel-Aviv 6706703, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of NanoVibronix Inc.

We have audited the accompanying consolidated balance sheets of NanoVibronix Inc. and its subsidiary ("the Company") as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive loss, changes in stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2016 and 2015 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the consolidated financial statements, the Company has recurring losses from operations and accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1b. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Tel-Aviv, Israel	/s/ KOST FORER GABBAY & KASIERER
March 31, 2017	A Member of Ernst & Young Global

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2016	2015

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106	$1,614
Trade receivables	6	5
Prepaid expenses and other accounts receivable (Note 3)	42	86
Inventories (Note 4)	67	71

Total current assets	221	1,776

NON-CURRENT ASSETS:
Long-term prepaid expense	5	-
Severance pay fund	257	197
Property and equipment, net (Note 5)	11	10

Total non- current assets	273	207

Total assets	$494	$1,983

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)

	December 31,
	2016	2015

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$82	$58
Other accounts payables (Note 6)	483	239

Total current liabilities	565	297

NON- CURRENT LIABILITIES:
Warrants to purchase Common stock (Note 8)	2,079	1,696
Accrued severance pay	349	199

Total long-term liabilities	2,428	1,895

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

STOCKHOLDERS' DEFICIENCY (Note 10):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 20,000,000 shares at December 31, 2016 and 2015; Issued and outstanding: 2,632,710 and 2,611,328 shares at December 31, 2016 and 2015, respectively	2	2
Series C Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares at December 31, 2016 and 2015; Issued and outstanding: 1,951,261 at December 31, 2016 and 2015, respectively	2	2
Additional paid-in capital	20,073	19,521
Accumulated deficit	(22,576)	(19,734)

Total stockholders' deficiency	(2,499)	(209)

Total liabilities and stockholders' deficiency	$494	$1,983

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2016	2015

Revenues	$229	$147

Cost of revenues	88	49

Gross profit	141	98

Operating expenses:

Research and development	584	399

Selling and marketing	514	377

General and administrative	1,359	746

Total operating expenses	2,457	1,522

Operating loss	2,316	1,424

Financial expense, net (Note 12)	398	1,432

Loss before taxes on income	2,714	2,856

Taxes on income (Note 11)	117	28

Net loss	$2,831	$2,884

Total comprehensive loss	$2,831	$2,884

Common stock and Preferred C stock basic and diluted net loss per share (Note 14)	$(0.62)	$(0.82)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted net loss per share (Note 14)	4,578,470	3,536,348

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share data)

	Preferred C stocks		Common stocks		Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount	capital	deficit	(deficiency)

Balance as of January 1, 2015	394,232	*)	163,580	*)	11,234	(16,850)	(5,616)

Issuance of Common stock, net of issuance costs	-	-	216,667	*)	511	-	511
Issuance of Preferred C stock, net of issuance costs	833,333	*)	-	-	1,964	-	1,964
Issuance of warrants to Common stock	-	-	-	-	446	-	446
Conversion of Promissory Notes into Preferred B-1 stock and Preferred C stock	683,651	1	-	-	1,358	-	1,359
Conversion of Promissory Notes into Preferred B-2 stock and Preferred C stock	1,508,001	2	-	-	2,099	-	2,101
Conversion of Preferred A-1, A-2, B-1 and B-2 stock into Common stock	(2,128,868)	(2)	2,131,081	2	-	-	-
Conversion of Convertible Promissory Notes into Preferred C stock	603,769	1	-	-	1,605	-	1,606
Issuance of warrants to consultant	-	-	-	-	84	-	84
Issuance of Preferred C stock to a consultant	57,143	*)	-	-	*)	-	*)
Issuance of Common stock to a consultant	-	-	100,000	*)	*)	-	-
Stock-based compensation related to options granted to consultants and employees	-	-	-	-	220	-	220
Total comprehensive loss	-	-	-	-	-	(2,884)	(2,884)

Balance as of December 31, 2015	1,951,261	$2	2,611,328	$2	$19,521	$(19,734)	$(209)

Issuance of Common stocks upon exercise of options	-	-	12,382	*)	33	-	33
Issuance of Common stocks to consultant	-	-	9,000	*)	-	-	-
Stock-based compensation related to options granted to employees	-	-	-	-	459	-	459
ASU 2016-09 adoption, Note 2t	-	-	-	-	11	(11)	-
Stock-based compensation related to restricted stocks granted to consultant	-	-	-	-	49	-	49
Total comprehensive loss	-	-	-	-	-	(2,831)	(2,831)

Balance as of December 31, 2016	1,951,261	2	2,632,710	2	20,073	(22,576)	(2,499)

*) Represents an amount lower than $ 1 thousands.

The accompanying notes are an integral part of the consolidated financial statements

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
U.S. dollars in thousands

	Year ended December 31,
	2016	2015

Cash flows from operating activities:

Net loss	$(2,831)	$(2,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7	9
Stock based compensation	508	220
Benefit component of Promissory Notes	-	384
Revaluation of warrants to purchase Common stock	383	962
Decrease (increase) in trade receivables	(1)	16
Decrease (increase) in prepaid expenses and other accounts receivable	44	(67)
Decrease (increase) in inventories	4	(36)
Increase (decrease) in trade payables	24	(43)
Increase (decrease) in other accounts payable	244	(105)
Increase (decrease) in accrued severance pay, net	90	(1)
Increase in long term prepaid expense	(5)	-
Accrued interest on Promissory Notes	-	65

Net cash used in operating activities	(1,533)	(1,480)

Cash flows from investment activities:
Purchase of property and equipment	(8)	(1)

Net cash used in investment activities	(8)	(1)

Cash flows from financing activities:
Proceeds from issuance of Common stock, Preferred stock and warrants, net of issuance costs	-	3,005
Proceeds from exercise of options	33	-

Net cash provided by financing activities	33	3,005

Increase (Decrease) in cash and cash equivalents	(1,508)	1,524

Cash and cash equivalents at the beginning of the period	1,614	90

Cash and cash equivalents at the end of the period	$106	$1,614

Supplemental information and disclosure of non-cash financing transactions:
Stock-based compensation- ASU 2016-09 adoption	11	-
Conversion of Promissory Notes into Preferred B-1, B-2 stock and Preferred C stock	$-	$5,066

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

b.	The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses in the amount of $2,831 during the year ended December 31, 2016, has an accumulated deficit of $22,576 as of December 31, 2016 and has accumulated negative cash flow from operating activities amounted to $1,533 for the year ended December 31, 2016. The Company expects to continue incurring losses and negative flows from operations. As a result, the Company will not have sufficient resources to fund its operations for the next twelve months. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Management’s plans include the continued commercialization of the Company’s products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

c.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP").

a.	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company's management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

The accompanying financial statements have been prepared in U.S. dollars.

The majority of the Company's expenses, financing activities and revenues are denominated and determined in U.S. dollars. The Company's management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company's transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Codification (ASC) 830, "Foreign Currency Matters". All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

c.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd. All intercompany balances and transactions have been eliminated upon consolidation.

d.	Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less at acquisition.

e.	Inventories:

Inventories are stated at the lower of cost or market value. Cost is determined using the "first-in, first-out" method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its market value. As of December 31, 2016 and 2015, inventory write-downs were recorded in the amounts of $ 0 and $ 8, respectively.

f.	Non-current prepaid expenses:

Non-current prepaid expenses consist of non-current lease deposits as security for the Company's motor vehicles leases.

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Office furniture and equipment	7 – 15

h.	Impairment of long-lived assets:

The Company's long-lived assets are reviewed for impairment in accordance with Accounting Standard Codification ("ASC") 360, "Property, Plant, and Equipment", whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2016 and 2015, no impairment losses have been identified.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.	Severance pay:

The Company's liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date, and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company's balance sheet.

Severance expenses for the years ended December 31, 2016 and 2015 amounted to $ 150 and $ 32, respectively.

j.	Warrants:

The Company accounts for certain warrants held by investors which include down round protection as a liability according to provisions of ASC 815-40, "Derivatives and Hedging - Contracts in Entity`s Own Equity," ("ASC 815") which provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer`s own stock and thus able to qualify to be a derivative financial instrument. The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company`s statement of comprehensive loss as financial income or expense, as appropriate.

k.	Revenue recognition:

The Company generates revenues from the sale of its products to distributors and patients. Revenues from those products are recognized in accordance with ASC 605, "Revenue Recognition," when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable, no further obligation exists and collectability is probable.

l.	Research and development costs:

Research and development costs are charged to the statement of comprehensive loss, as incurred.

m.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, "Income Taxes". This topic prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides full valuation allowance, to reduce deferred tax assets to the amount that is more likely than not to be realized.

The Company implements a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement. As of December 31, 2016 and 2015, the Company has recorded a liability for uncertain tax position in connection to the subsidiary's revenues related to stock based compensation expenses on a cost plus 5% basis.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

n.	Stock-based payments:

The Company accounts for stock-based compensation in accordance with ASC 718, "Compensation - Stock Compensation", ("ASC 718"), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight line method in the Company's consolidated statement of comprehensive loss.

The Company has early adopted Accounting Standard Update ("ASU") 2016-09, "Compensation - Stock Compensation", in the current consolidated financial statements and account for forfeitures as they occur. See also Note 2t.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies' historical share price movements. The expected option term represents the period that the Company's stock options are expected to be outstanding. The Company currently uses the simplified method and will continue to do so until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The expected dividend yield assumption is based on the Company's historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

The fair value for options granted in 2016 and 2015 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	Year ended December 31,
	2016	2015

Risk free interest	1.21%-1.88%	1.44%-1.61%
Dividend yields	0%	0%
Volatility	61.3%-63.9%	65.3%-66.8%
Expected term (in years)	5.5-6.25	6

The Company applies ASC 505-50, "Equity-Based Payments to Non-Employees" ("ASC 505") with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Fair value of financial instruments:

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

The hierarchy is broken down into three levels based on the inputs as follows:

Level 1 -	Valuations based on quoted prices (unadjusted) in active markets for identical assets that the Company has the ability to access at the measurement date.

Level 2 -	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 -	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The carrying amounts of cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, trade payables and other accounts payables approximate their fair value due to the short-term maturities of such instruments.

p.	Convertible promissory notes:

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

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes (see Note 7).

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

q.	Basic and diluted net loss per share:

Basic net loss per share is computed based on the weighted average number of shares of Common stock and Preferred C stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock and Preferred C stock outstanding during each year plus dilutive potential equivalent shares of Common stock and Preferred C stock considered outstanding during the year, in accordance with ASC 260, "Earnings per Share." See also Note 14.

For the years ended December 31, 2016 and 2015, all outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

r.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in U.S. and Israel. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

s.	Contingent liabilities:

The Company accounts for its contingent liabilities in accordance with ASC 450 "Contingencies". A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2016 and 2015, the Company is not a party to any litigation that could have a material adverse effect on the Company's business, financial position, results of operations or cash flows.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.	Impact of recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). On July 9, 2015 the FASB voted to approve a one-year delay of the effective date and to permit companies to voluntarily adopt the new standard as of the original effective date. The new standard is effective for reporting periods beginning after December 15, 2018. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers.

The standard requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. Adoption of the new rules could affect the timing of revenue recognition for certain transactions. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which clarifies the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The amendment will be effective with ASU 2014-09.

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”), which amends the guidance in the new revenue standard on collectability, noncash consideration, presentation of sales tax, and transition. The amendments are intended to address implementation issues and provide additional practical expedients to reduce the cost and complexity of applying the new revenue standard. The new standard will be effective with ASU 2014-09.

In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which clarifies specific aspects of ASU 2014-09, including allowing entities not to make quantitative disclosures about remaining performance obligations in certain cases and requiring entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The new standard also makes twelve other technical corrections and improvements to ASU 2014-09. The new standard will be effective with ASU 2014-09.

The Company is still in the process of completing its assessment on the impact this guidance will have on its consolidated financial statements and related disclosures.

In February 2016, the FASB ASU 2016-02-Leases (ASC 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of their classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASC 842 supersedes the previous leases standard, ASC 840. The standard is effective on January 1, 2020, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The update simplifies certain aspects of the accounting for share-based payment transactions, including income taxes, classification of awards and classification in the statement of cash flows and forfeiture rate calculation. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016 for public entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted however all of the guidance must be adopted in the same period.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company has early adopted ASU 2016-09 in the current consolidated financial statements using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As a result of this adoption, the Company recorded an increase to accumulated deficit of $11 resulting from the election of accounting policy to account for forfeitures as they occur as of January 1, 2016.

NOTE 3:-	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	December 31,
	2016	2015

Prepaid expenses	$34	$50
Other accounts receivable	8	36

	$42	$86

NOTE 4:-	INVENTORIES

	December 31,
	2016	2015

Raw materials	$44	$53
Work in process	5	4
Finished goods	18	14

	$67	$71

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2016	2015

Cost:
Computers and peripheral equipment	$48	$100
Office furniture and equipment	3	10

	51	110
Accumulated depreciation:
Computers and peripheral equipment	38	91
Office furniture and equipment	2	9

	40	100

Depreciated cost	$11	$10

During the year ended December 31, 2016 total cost and accumulated depreciation of $ 67 related to fully depreciated fixed assets were disposed from the consolidated balance sheets.

Depreciation expenses for the years ended December 31, 2016 and 2015 were $7 and $9 respectively.

NOTE 6:-	OTHER ACCOUNTS PAYABLE

	December 31,
	2016	2015

Employees and payroll accruals	$170	$95
Accrued expenses	99	47
Income tax accrual	214	97

	483	239

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 7:-	CONVERTIBLE PROMISSORY NOTES

a.	In November 2011, the Company issued Convertible B-1 Promissory Notes (the "B-1 Promissory Notes") to new and existing stockholders for a consideration of $ 1,000. The B-1 Promissory Notes bore 10% annual interest and were automatically convertible into Series B-1 Participating Convertible Preferred stock ("Series B-1 Preferred stock") upon certain events as defined in the agreement, at a fixed conversion price of $ 0.284 per share. If the B-1 Promissory Notes were not converted, the Company was required to pay the unpaid principal amount and interest accrued on the earlier of an "Event of Default" (as defined in the agreement) or November 15, 2015 (the "Maturity Date").

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

In addition, the Company issued to the holders of the warrants to purchase Old Series B Preferred stock new warrants to purchase 2,319,062 shares of Series B-2 Preferred stock with a fixed exercise price of $ 0.199 (reflecting a 30% discount on the fair value of the Company's Preferred stock on that date). The warrants expire on November 15, 2018. The fair value of the warrants on the issuance date was $ 571 and was recorded as equity in accordance with ASC 470. On May 2014, the Company effected a reverse split of the Company’s stock of seven to one. In addition, on April 2015 all of the Company’s B-2 warrants were reclassified as warrants to common shares. As a result these warrants have a fixed exercise price of $1.393 to purchase 331,293 shares of Common Stock.

As a result of issuing the warrants and as a result of the discount on the conversion price of the B-2 Promissory Note, the Company recorded in 2011 benefit component in the amount of $ 1,142, to be amortized over the terms of the B-2 Promissory Notes.

The Company's B-1 Promissory Notes and B-2 Promissory Notes were to mature on November 15, 2015. On April 28, 2015, the Company entered into a master amendment agreement with certain major stockholders, detailed below, pursuant to which the series B-1 promissory notes and series B-2 promissory notes held by them were amended to be convertible into shares of Series C Preferred stock.

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

On April 28, 2015, the Company signed an amendment to The Agreement, pursuant to which The Notes were amended to be convertible into shares of Series C Preferred stock rather than Common stock. On the same date, the Company entered into a master amendment agreement with certain major stockholders pursuant to which the series B-1 promissory notes and series B-2 promissory notes held by them were amended to be convertible into shares of Series C Preferred stock rather than Common stock. Also on April 28, 2015, the Company amended the warrants to purchase shares of series B-2 participating convertible Preferred stock held by the entities party to the master amendment agreement to include provisions that block exercise if such exercise will result in the holder having beneficial ownership of more than 9.99% of the Company's Common stock. This limitation may be waived upon not less than 61 days prior written notice to the Company, and will expire the day before the applicable warrant expires.

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

During February 2013 through December 2014, the Company issued to the holders of The Notes warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrants may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events including "down round" protection. The warrants expire on February 2018 through December 2019, based on the issuance date (see also Note 7b).

The Company measures the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in fair values being recognized in the Company's consolidated statement of comprehensive loss as financial income or expenses.

In estimating the warrants' fair value the Company used the following assumptions:

	December 31,
	2016	2015

Dividend yield (1)	0%	0%
Expected volatility (2)	54.07%-65.59%	64.2%-66.9%
Risk-free interest (3)	0.89%-1.47%	1.19%-1.42%
Expected term (years) (4)	1.1-2.94	2.2-4.0

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.

(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over the term that is equivalent to the expected term of the option.

(3)	Risk-free interest - based on yield rate of non-index linked U.S. Federal Reserve treasury stock.

(4)	Expected term - the expected term was based on the maturity date of the warrants.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 8:-	FAIR VALUE MEASUREMENTS (Cont.)

The level of inputs used to measure fair value was Level 2.

	Fair value of warrants to Common stock
	2016	2015

Balance at January 1	$1,696	$734

Change in fair value of warrants	383	962

Balance at December 31	$2,079	$1,696

NOTE 9:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2017.

Future minimum lease commitments under non-cancelable operating lease agreements as of December 31, 2016 are as follows:

Year ended December 31,	Operating leases

2017	$15

Total	$15

The Company leases motor vehicles under cancelable lease agreements. The Company has an option to be released from this lease agreement, which may result in penalties in a maximum amount of approximately $5.

Rent and related expenses were $30 and $31 for the years ended December 31, 2016 and 2015, respectively.

Motor vehicle leases, and related expenses were $17 and $13 for the years ended December 31, 2016 and 2015, respectively.

b.	Royalties to the Office of the Chief Scientist ("the OCS"):

Under the Company's subsidiary research and development agreements with the OCS and pursuant to applicable laws, the Company is required to pay royalties at the rate of 3-3.5% of sales of products developed with funds provided by the OCS, up to an amount equal to 100% of the OCS research and development grants received, linked to the dollar including accrued interest at the LIBOR rate. The Company is obligated to repay the Israeli Government for the grants received only to the extent that there are sales of the funded products. As of December 31, 2016 there are no sales from the funded projects.

As of December 31, 2016, the Company has a contingent obligation to pay royalties in the principal amount of approximately $ 480. In addition, the OCS may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

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

b.	Series C Preferred Stock:

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

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

c.	In April 2015, the Company issued 100,000 shares of Common stock to its legal counsel as part of the total consideration for its legal services associated with the Company's fund raising.

d.	In April 2016, the Company issued 9,000 restricted shares of Common stock to a consultant as part of the total consideration for its services associated with the Company's investor relation services. The restricted shares were fully vested during the year ended December 31, 2016. The stock based expense recognized in the financial statements for services received from the consultant in the year ended December 31, 2016 amounted to $49.

e.	Warrants issued to investors:

1.	In November 2011, the Company issued to some of its stockholders warrants to purchase 2,319,062 shares of Series B-2 Preferred stock with a fixed exercise price of $ 0.199 per share (reflecting a 30% discount on the fair value of the Company's Preferred stock on that date). The warrants expire on November 15, 2018. On May 2014, the Company effected a reverse split of the Company’s stock of seven to one. In addition, on April 2015 all of the Company’s B-2 warrants were reclassified as warrants to common shares. As a result these warrants have a fixed exercise price of $1.393 to purchase 331,293 shares of Common Stock.

2.	In February 2013 through December 2014, the Company issued to some of its stockholders warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrant may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events.

The warrants shall expire in February 2018 through December 2019, based on the issuance date (see also Note 8).

3.	In February 2015, the Company negotiated a securities purchase agreement which included warrants to purchase 840,000 shares of Common stock. The exercise price at which the warrant may be exercised is $3 for 420,000 shares and $6 for 420,000 shares, subject to adjustment for stock splits, fundamental transactions or similar events. The warrants to purchase the 840,000 shares expire by February 2017. In January 2017 the Company agreed to extend the warrants to purchase the 840,000 shares by additional two years until February 2019 . See also Note 16.

4.	On March 25, 2015, the Company issued warrants to purchase up to 61,000 shares of Common stock to a consultant as consideration for the provision of guidance and assistance in connection with the filing of the Company’s Form 10 and becoming a public reporting company. The warrants have an exercise price of $2.57 per share, subject to adjustment for stock splits, fundamental transactions or similar events and shall expire on March 25, 2020.

f.	Stock option plan:

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

As of December 31, 2016, under the New Plan, 115,404 options were available for future grants.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

In addition, the Company issued options to purchase 275,038 shares of Common Stock outside of the New Plan.

1.	Option issued to employees and directors:

A summary of the Company's options activity and related information with respect to options granted to employees and directors during the years ended December 31, 2016 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding - beginning of the year	805,743	$2.80	8.40	2,564
Granted	410,038	$5.69
Exercised	(12,382)	$2.66
Expired or Forfeited	(1,393)	$38.36

Outstanding - end of the year	1,202,006	$3.75	8.18	3,419
Vested and expected to vest	1,202,006	$3.75	8.18	3,419

Exercisable at end of year	510,968	$2.80	6.89	2,347

Weighted average fair value of options granted to employees and directors during the years 2016 and 2015 was $ 3.34 and $ 2 per option, respectively.

Aggregate intrinsic value of exercised options by employees and directors during the years 2016 and 2015 was $ 22, $ 0, respectively. The Aggregate intrinsic value of the exercised options represents the total intrinsic value (the difference between the sale price of the Company's share at the date of exercise, and the exercise price) multiplied by the number of options exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company's closing share price on the last trading day of calendar 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. This amount is impacted by the changes in the fair market value of the Company's shares.

As of December 31, 2016, the total unrecognized estimated compensation cost related to non-vested options granted prior to that date was $ 1,340 which is expected to be recognized over a weighted average period of approximately 2.02 years.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS' DEFICIENCY (Cont.)

2.	Option issued to non-employees:

The Company's outstanding options granted to consultants as of December 31, 2016 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share	Options exercisable	Expiration date

April 2007	357	$24.21	357	April 2017
December 2007	1,500	$84.56	1,500	December 2017
April 2009	1,071	$72.45	1,071	April 2019
December 2010	786	$1.99	786	December 2020
March 2013	30,000	$1.96	30,000	March 2023
October 2013	1,000	$1.96	1,000	October 2023
February 2015	714	$1.96	714	February 2025

Total	35,428	$7.81	35,428

As of December 31, 2016, all options granted to non-employees are fully vested.

3.	Stock-based compensation:

The stock based expense recognized in the financial statements for services received from employees is shown in the following table:

	Year ended December 31,
	2016	2015

Research and development	$30	$22
Selling and marketing	12	9
General and administrative	417	189

Total	$459	$220

NOTE 11:-	TAXES ON INCOME

a.	As of December 31, 2016, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $ 11,125. The federal operating loss can be offset against taxable income for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

b.	Foreign tax:

1.	Tax rates applicable to the income of the Israeli subsidiary.

2.	The Israeli corporate tax rate in 2016 and 2015 is 25% and 26.5% respectively.

On January 5, 2016, the Israeli Parliament officially published the Law for the Amendment of the Israeli Tax Ordinance (Amendment 216), that reduces the corporate tax rate from 26.5% to 25%.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	TAXES ON INCOME (Cont.)

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

3.	The subsidiary has final tax assessments through 2010.

c.	Loss before taxes on income:

	Year ended December 31,
	2016	2015

Domestic	$1,884	$2,216
Foreign	830	640

	$2,714	$2,856

d.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company`s deferred tax assets are as follows:

	December 31,
	2016	2015
Deferred tax assets:

Net operating loss carry forward	$3,894	$4,750
Temporary differences	34	10
Deferred tax assets before valuation allowance	3,928	4,760
Valuation allowance	(3,928)	(4,760)

Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2016 and 2015.

e.	Reconciliation of the theoretical tax expense to the actual tax expense:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating loss carryforward among the Company and its subsidiary due to the uncertainty of the realization of such tax benefits.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 11:-	TAXES ON INCOME (Cont.)

f.	A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2016	2015

Balance at beginning of the year	$97	$58
Increase in unrecognized tax benefits as a result of tax positions taken	73	39

Balance at the end of the year	$170	$97

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2016 the Company accrued $16 for interest and penalties expenses related to uncertain tax positions.

NOTE 12:-	FINANCIAL EXPENSE, NET

	Year ended December 31,
	2016	2015

Interest on promissory notes	$-	$65
Benefit component of promissory notes	-	384
Change in fair value of warrants	383	962
Other financial expense	15	21

	$398	$1,432

NOTE 13:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

	Year ended December 31,
	2016	2015

United States	$89	$52
Israel	13	14
Europe	52	28
India	24	7
Rest of the world	51	46

	$229	$147

During the year ended December 31, 2016, there were no sales to a single customer exceeding 10% of the Company's revenues.

The Company's long-lived assets are all located in Israel.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 14:-	BASIC AND DILUTED NET LOSS PER SHARE

Retrospective adjustment of net loss per share information

The Company has shares of Series C Preferred Stock outstanding which were issued in early 2015. The specific terms and conditions of the Series C Preferred Shares are disclosed in Note 10.

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

Year ended December 31, 2015

Net loss	2,884
Weighted average common shares as previously reported	1,978,395
Weighted average Series C Preferred shares outstanding	1,557,953
Basic and dilutive weighted average shares outstanding, as adjusted	3,536,348
Basic and dilutive loss per share, as adjusted	(0.82)

The Company has retrospectively adjusted for the foregoing matter in the accompanying consolidated financial statements for the year ended December 31, 2015.

The following table sets forth the computation of the Company's basic and diluted net loss per share of Common stock:

	Year ended December 31,
	2016	2015

Net loss attributable to holders of Common stock as reported	$(2,831)	$(2,884)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted net loss per share	$4,578,470	$3,536,348

Net loss per share of Common stock, basic and diluted	$(0.62)	$(0.82)

For the years ended December 31, 2016 and 2015, all outstanding options and warrants have been excluded from the calculation of the diluted net loss per share since their effect was anti-dilutive.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 15:-	RELATED PARTIES BALANCES AND TRANSACTIONS

Balances with related parties:

	Year ended December 31,
	2016	2015

Warrants to purchase Common stock (a)	$2,079	$1,696

Related parties' expenses:

	Year ended December 31,
	2016	2015

Financial expenses (a)	$383	$962

(a)	During February 2013 through December 2014, the Company issued to the holders of the Notes, who are related parties of the Company, warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrants may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events including "down round" protection. The warrants expire on February 2018 through December 2019, based on the issuance date (see also Note 7b).

NOTE 16:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

On January 27, 2017, the Company entered into amendments to its two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 420,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share, issued in January and February 2015, to extend the expiration date of the warrants for two additional years. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.00 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share were to expire on January 29, 2019, and the warrants to purchase 140,000 shares of common stock at $3.00 per share and warrants to purchase 140,000 shares of common stock at $6.00 per share were to expire on February 10, 2019, and the warrants to purchase 13,333 shares of common stock at $3.00 per share and warrants to purchase 13,333 shares of common stock at $6.00 per share were to expire on February 23, 2019. The exercise price and all other terms of the original warrants remain the same.

In March 2017, the Company completed a bridge financing, pursuant to which the Company received from four investors $350,000 of loans and issued to the investors convertible promissory notes (the “Notes”) in an aggregate principal amount of $350,000 and seven-year warrants (the “Warrants”) to purchase an aggregate of 140,000 shares of common stock (the “Warrant Shares”) at an exercise price of $5.90 per share (the “Exercise Price”).

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands (except share and per share data)

NOTE 16:-	SUBSEQUENT EVENTS (Cont.)

The principal amount and all accrued but unpaid interest on the Notes will become due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000 (a “Qualified Financing”). The Notes bear interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, each investor will receive, at the option of the investor, either (a) cash equal to the original principal amount of the Notes and interest then accrued and unpaid thereon, or (b) shares of common stock or Series C Convertible Preferred Stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company. Upon consummation of a Qualified Financing, the investors may elect to have the outstanding principal and accrued but unpaid interest thereon converted into shares of the same class and series of equity securities sold in such Qualified Financing, provided that the investor may elect to receive shares of Series C Convertible Preferred Stock instead of shares of common stock, to the extent that common stock are issued in such Qualified Financing, at a price per share equal to the lesser of: (a) 80% of the price per share at which such securities are sold in such Qualified Financing and (b) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock. If there is a change of control and the Notes have not been previously converted otherwise, the investors may, at their option, (a) receive an amount in cash equal to the sum of the original principal amount of the Notes and interest then accrued and unpaid thereon, or (b) convert the Notes and all accrued and unpaid interest thereon into shares of Common stock or Series C Convertible Preferred Stock of the Company immediately prior to the closing of such change of control transaction at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company implied by the exchange ratio set forth in the agreement governing such change of control transaction, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, immediately prior to such change of control on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock.

The Warrants are immediately exercisable. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the resale of the Warrant Shares after the six month anniversary of the issuance date of the Warrants. The Exercise Price is adjustable for certain events, such as distribution of stock dividends, stock splits or fundamental transactions including mergers or sales of assets. A holder of the Warrants will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days after such notice to the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer

Date: March 31, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Murphy	Chief Executive Officer and Director	March 31, 2017
Brian Murphy	(principal executive officer)

/s/ WILLIAM STERN	President and Director	March 31, 2017
William Stern

/s/ STEPHEN BROWN	Chief Financial Officer,	March 31, 2017
Stephen Brown	(principal financial and accounting officer)

/s/Christopher Fashek	Chairman of the Board of Directors	March 31, 2017
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	March 31, 2017
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	March 31, 2017
Harold Jacob, M.D.

/s/ JONA ZUMERIS, PH.D.	Director	March 31, 2017
Jona Zumeris, Ph.D.

/s/ MICHAEL FERGUSON	Director	March 31, 2017
Michael Ferguson

/s/ THOMAS R. MIKA	Director	March 31, 2017
Thomas R. Mika

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.1	License Agreement, dated October 26, 2003, by and among NanoVibronix, Inc., Piezo-Top Ltd, and PMG Medica Ltd (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.2	License Agreement, dated December 11, 2011, by and between NanoVibronix, Inc. and AC Engineering Ltd. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.3	Form of Series B-1 Promissory Note (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.4	Form of Subscription Agreement for Series B-1 Convertible Promissory Notes (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.5	Form of Series B-2 Promissory Note (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.6	Form of Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.7	Form of Subscription Agreement for Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.8	First Amendment to Subscription Agreement for Series B Convertible Preferred Stock and Warrants, dated November 14, 2011, by and between NanoVibronix, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.9	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.10	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2015, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.11	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2015, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.12	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2015, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.13	Form of Amended and Restated 2013 and 2015 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)

10.14+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.15+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.16+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.17	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.18	Amendment to Convertible Promissory Notes (Series B-1), dated February 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.19	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2015, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.20	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2015, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.21	Amendment to Convertible Promissory Notes (Series B-2), dated February 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.22	Master Amendment Agreement, dated March , 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.23+	Consulting Agreement, dated February 25, 2015, by and among NanoVibronix, Inc., NanoVibronix Ltd. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.24+	Restricted Stock Award Agreement, dated February 25, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.25+	Employment Agreement, dated February 26, 2015, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Ophir Shahaf (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.26+	Employment Agreement, dated March 2, 2015, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Shay Ashkenazy (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.27+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.28	Form of Amended and Restated Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)

10.29+	First Amendment to Personal Employment Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2015)
10.30+	First Amendment to Employment Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Ophir Shahaf (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2015)
10.31+	First Amendment to Employment Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Shay Ashkenazy (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2015)
10.32	Second Amendment to Convertible Promissory Notes (Series B-1), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.33	Second Amendment to Convertible Promissory Notes (Series B-2), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.34+	Side Letter to Restricted Stock Award Agreement, dated January 30, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.35	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.36+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.37+	Side Letter to Consulting Agreement, dated March 25, 2015, by and among NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)
10.38+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.39+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.40+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.41+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.42+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.43+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.44+

Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.45+

Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.46*	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017.
10.47	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).
10.48	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).
10.49

Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.50

Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.51*+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein.
10.52*+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein.
10.53+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).
10.54+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).
14.1*	Code of Ethics
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015).
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member firm of Ernst & Young Global

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

