Form 10-Q
period 2017-03-31
NanoVibronix, Inc.
filed 2017-05-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0. 001 per share, as of May 15, 2017 was 2,632,710 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)
U.S. dollars in thousands

	March 31,	December 31
	2017	2016
	Unaudited	Audited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$51	$106
Trade receivables	4	6
Prepaid expenses and other accounts receivable	44	42
Inventories	60	67

Total current assets	159	221

NON-CURRENT ASSETS:
Long-term prepaid expense	5	5
Severance pay fund	272	257
Property and equipment, net	10	11

Total non- current assets	287	273

Total assets	$446	$494

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)
U.S. dollars in thousands (except share data)

	March 31,	December 31,
	2017	2016
	Unaudited	Audited
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$123	$82
Other accounts payable	508	483

Total current liabilities	631	565

LONG-TERM LIABILITIES:
Convertible promissory notes	134	-
Warrants to purchase Common stock	2,114	2,079
Accrued severance pay	370	349

Total long-term liabilities	2,618	2,428

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' DEFICIENCY:
Stock capital -
Common stock of $ 0.001 par value - Authorized: 24,000,000 shares at March 31, 2017 and December 31, 2016; Issued and outstanding: 2,632,710 and 2,632,710 shares at March 31, 2017 and December 31, 2016, respectively.	2	2
Series C Preferred stock of $ 0.001 par value -
Authorized: 5,500,000 shares at March 31, 2017 and December 31, 2016; Issued and outstanding: 1,951,261 shares at March 31, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	21,487	20,073
Accumulated deficit	(24,294)	(22,576)

Total stockholders' deficiency	(2,803)	(2,499)

Total liabilities and stockholders' deficiency	$446	$494

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited

Revenues	$52	$57

Cost of revenues	16	27

Gross profit	36	30

Operating expenses:

Research and development	150	114

Selling and marketing	94	145

General and administrative	593	245

Total operating expenses	838	504

Operating loss	802	474

Financial expense, net	64	12

Loss before taxes on income	866	486

Taxes on income	11	9

Net loss	$877	$495

Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	841	-

Total comprehensive loss attributable to holders of Common Stock	$1,718	$495

Net Common stock and Preferred C stock basic and diluted loss per share (Note 8)	$(0.37)	$(0.11)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted net loss per share (Note 8)	4,583,971	4,572,452

The accompanying notes are an integral part of the interim consolidated financial statements.

 NANOVIBRONIX, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
U.S. dollars in thousands (except share data)

	Preferred C stocks		Common stocks			Additional paid-in	Accumulated	Total stockholders' equity
	Number	Amount	Number	Amount		capital	deficit	(deficiency)

Balance as of January 1, 2016	1,951,261	$2	2,611,328	$2		$19,521	$(19,734)	$(209)

Issuance of Common stocks upon exercise of options	-	-	12,382		*)	33	-	33
Issuance of Common stocks to consultant	-	-	9,000		*)	-	-	-
Stock-based compensation related to options granted to employees	-	-	-	-		459	-	459
ASU 2016-09 adoption, Note 2t	-	-	-	-		11	(11)	-
Stock-based compensation related to restricted stocks granted to consultant	-	-	-	-		49	-	49
Total comprehensive loss	-	-	-	-		-	(2,831)	(2,831)

Balance as of December 31, 2016	1,951,261	2	2,632,710	2		20,073	(22,576)	(2,499)

Stock-based compensation related to options granted to employees	-	-	-	-		351	-	351
Issuance of warrants to Common stock	-	-	-	-		222	-	222
Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017						841	(841)	-
Total comprehensive loss	-	-	-	-		-	(877)	(877)

Balance as of March 31, 2017 (unaudited)	1,951,261	2	2,632,710	2		21,487	(24,294)	(2,803)

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited
Cash flows from operating activities:

Net loss	$(877)	$(495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	2
Stock-based compensation	351	65
Benefit component of Promissory Notes	5	-
Revaluation of warrants to purchase Common stock	35	1
Decrease (increase) in trade receivables	2	(6)
Decrease (increase) in prepaid expenses and other accounts receivable	(2)	32
Decrease (increase) in inventories	7	(5)
Increase (decrease) in trade payables	42	(15)
Increase in other accounts payable	23	47
Increase in accrued severance pay, net	6	12
Accrued interest on Promissory Notes	2	-

Net cash used in operating activities	(405)	(362)

Cash flows from investment activities:
Purchase of property and equipment	-	(7)

Net cash used in investment activities	-	(7)

Cash flows from financing activities:
Proceeds from issuance of Convertible Promissory Note and warrants	350	-
Proceeds from exercise of options	-	33

Net cash provided by financing activities	350	33

Decrease in cash and cash equivalents	(55)	(336)
Cash and cash equivalents at the beginning of the period	106	1,614

Cash and cash equivalents at the end of the period	$51	$1,278

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 1:-	GENERAL

a.	NanoVibronix, Inc. ("the Company"), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company's principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

b.

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses in the amount of $877 during the three month period ended March 31, 2017, has an accumulated deficit of $23,453 as of March 31, 2017 and accumulated negative cash flow from operating activities in the amount of $405. The Company expects to continue incurring losses and negative flows from operations. As a result, the Company will not have sufficient resources to fund its operations for the next twelve months. These conditions raise substantial doubts about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Management’s plans include the continued commercialization of the Company’s products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2017. The balance sheet for December 31, 2016 was derived from the Company’s audited financial statements for the year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

c.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of March 31, 2017 have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of March 31, 2017 and the Company’s consolidated results of operation and the consolidated cash flows for the three months ended March 31, 2017.

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

In estimating the warrants' fair value, the Company used the following assumptions:

	March 31,
	2017	2016

Dividend yield (1)	0%	0%
Expected volatility (2)	49.1%-64.74%	63.2%-67.1%
Risk-free interest (3)	1.00%-1.43%	0.77%-0.88%
Expected term (years) (4)	0.9-2.7	1.7-3.6

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

Fair value of warrants to Common stock

Balance at January 1, 2017	$2,079
Change in fair value of warrants	35

Balance at March 31, 2017	$2,114

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

Effective as of January 27, 2017, the Company entered into amendments to its two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 420,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share, issued in January and February 2015, to extend the expiration date of the warrants for two additional years. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.00 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share were to expire on January 29, 2019, and the warrants to purchase 140,000 shares of common stock at $3.00 per share and warrants to purchase 140,000 shares of common stock at $6.00 per share were to expire on February 10, 2019, and the warrants to purchase 13,333 shares of common stock at $3.00 per share and warrants to purchase 13,333 shares of common stock at $6.00 per share were to expire on February 23, 2019. The exercise price and all other terms of the original warrants remain the same. Since substantially all of the warrants to purchase 840,000 shares of common stock subject to the Warrant Amendment are held by the Company's stockholders, the Warrant Amendment was accounted for as “deemed dividend,” which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, a deemed dividend in the amount of $841 was recorded to the Statement of Changes in Stockholders' Deficiency as an increase in additional paid-in capital with a corresponding increase in the accumulated deficit.

In March 2017, the Company completed a bridge financing, pursuant to which the Company received from four investors $350 of loans and issued to the investors convertible promissory notes (the “2017 Notes”) in an aggregate principal amount of $350 and seven-year warrants (the “Warrants”) to purchase an aggregate of 140,000 shares of common stock at an exercise price of $5.90 per share (the “Exercise Price”) (see Note 5). The Company measured the Warrants at fair value on their issuance date by applying the Black-Scholes options pricing model, according to the following assumptions:

March 31,
2017

Dividend yield (1)	0%
Expected volatility (2)	65.16%-65.80%
Risk-free interest (3)	2.23%-2.27%
Expected term (years) (4)	7

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

In addition, the Company’s financial instruments also include cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, trade payables and other accounts payable. The fair value of these financial instruments was not materially different from their carrying values as of March 31, 2017 due to the short-term maturities of such instruments.

NOTE 5:-	CONVERTIBLE PROMISSORY NOTES

On March 1 and March 23, 2017, the Company completed bridge financings, pursuant to which the Company received from four accredited investors an aggregate of $350 of loans and issued to the investors the 2017 Notes in an aggregate principal amount of $350 and seven-year Warrants to purchase an aggregate of 140,000 shares of common stock at the Exercise Price of $5.90 per share.

The principal amount and all accrued but unpaid interest on the 2017 Notes will become due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000 (a “Qualified Financing”). The 2017 Notes bear interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, each investor will receive, at the option of the investor, either (a) cash equal to the original principal amount of the 2017 Notes and interest then accrued and unpaid thereon, or (b) shares of common stock or Series C Convertible Preferred Stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company. Upon consummation of a Qualified Financing, the investors may elect to have the outstanding principal and accrued but unpaid interest thereon converted into shares of the same class and series of equity securities sold in such Qualified Financing, provided that the investor may elect to receive shares of Series C Convertible Preferred Stock instead of shares of common stock, to the extent that common stock are issued in such Qualified Financing, at a price per share equal to the lesser of: (a) 80% of the price per share at which such securities are sold in such Qualified Financing and (b) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock. If there is a change of control and the 2017 Notes have not been previously converted otherwise, the investors may, at their option, (a) receive an amount in cash equal to the sum of the original principal amount of the 2017 Notes and interest then accrued and unpaid thereon, or (b) convert the 2017 Notes and all accrued and unpaid interest thereon into shares of common stock or Series C Convertible Preferred Stock of the Company immediately prior to the closing of such change of control transaction at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company implied by the exchange ratio set forth in the agreement governing such change of control transaction, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, immediately prior to such change of control on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock.

As a result of issuing the warrants and as a result of the discount on the conversion price of the 2017 Notes, the Company recorded in the quarter ended March 31, 2017 a benefit component in the amount of $ 222, to be amortized over the life of the 2017 Notes.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 6:-	STOCKHOLDERS’ DEFICIENCY

Stock based compensation

During the three-month period ended March 31, 2017 and 2016, the Company recorded share based compensation in a total amount of $351 and $65, respectively.

In connection with the resignation of a director from our board of directors, on March 30, 2017, we amended the option agreement, dated March 25, 2015, we entered into an agreement with the resigned director for the grant of an option to purchase 30,000 shares of common stock at an exercise price of $2.57 per share, all of which have vested, and the option agreement, dated July 18, 2016, for the grant of an option to purchase 40,000 shares of common stock at an exercise price of $5.35 per share, all of which were vesting on July 18, 2017, to (i) accelerate the vesting of the option granted to the director in 2016 so that it will be fully vested as of March 30, 2017, and (ii) permit the director to exercise the options granted in 2015 and 2016 at any time prior to the expiration of the option period as set forth in the applicable option agreement. This modification resulted in additional share based compensation expense of $98 in the quarter ended March 31, 2017.

As of March 31, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $865, which is expected to be recognized over a weighted average period of approximately 3.4 years.

NOTE 7:-	COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is July 31, 2017.

Future minimum lease commitments under non-cancelable operating lease agreements as of March 31, 2017 are as follows:

Nine months ending December 31,	Operating leases

2017	$9

Total	$9

The Company leases motor vehicles under cancelable lease agreements. The Company has an option to be released from this lease agreement, which may result in penalties in a maximum amount of approximately $5.

Rent and related expenses were $6 and $8 for the three months ended March 31, 2017 and 2016, respectively.

Motor vehicle leases and related expenses were $5 and $8 for the three months ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, there are no sales from the funded project and the Company has a contingent obligation to pay royalties in the principal amount of approximately $ 492. In addition, the OCS may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 8:-	LOSS PER SHARE

All outstanding share options and warrants for the three months ended March 31, 2017 and 2016 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

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

The Company has retrospectively adjusted for the foregoing matter in the accompanying interim consolidated financial statements for the three months ended March 31, 2016.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 9:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three months ended March 31,
	2017	2016

United States	$20	$19
Europe	16	21
Israel	-	1
India	3	6
Rest of the world	12	10

	$51	$57

During the three month period ended March 31, 2017 and 2016, revenues from distributors accounted for 35% and 40% of total revenues, respectively

The Company's long-lived assets are all located in Israel.

NOTE 10:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of March 31, 2017 (unaudited) and for the three months period then ended (unaudited), the Company evaluated subsequent events through May 15, 2017 the date that the consolidated financial statements were issued.

In May 2017, the Company completed an additional bridge financing, pursuant to which the Company received from two investors $130 of loans and issued to the investors convertible promissory notes in an aggregate principal amount of $130 and seven-year warrants to purchase an aggregate of 52,000 shares of common stock at an exercise price of $5.90 per share. The material terms of the notes and the warrants issued in the additional bridge financing are identical to the material terms of the notes and the warrants issued in the bridge financings closed in March 2016.

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

Our ability to continue as a going concern.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have not been any material changes to such critical accounting policies since December 31, 2016.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues . For the three months ended March 31, 2017 and 2016, our revenues were approximately $52,000 and $57,000, respectively, a decrease of approximately 8.8%, or $5,000, between the periods. The decrease was mainly attributable to decreased sales from our distributors in the three months ended March 31, 2017. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2017, the percentage of revenues attributable to our products was: PainShield - 94% and UroShield - 6%. For the three months ended March 31, 2016, the percentage of revenues attributable to our products was: PainShield - 96% and UroShield - 4%. For the three months ended March 31, 2017 and 2016, the percentage of revenues attributable to our disposable products was 47% and 32%, respectively. For the three months ended March 31, 2017 and 2016, the portion of our revenues that was derived from distributors was 35% and 40%, respectively.

Gross Profit. For the three months ended March 31, 2017, gross profit increased by approximately 20%, or $6,000, to approximately $36,000 from approximately $30,000 during the same period in 2016. The increase was due to a shift in higher sales of products not sold through distributors that typically carry higher gross margins as well as a higher percentage of disposable products that also carry higher margins.

Gross profit as a percentage of revenues was approximately 69% and 54% for the three months ended March 31, 2017 and 2016, respectively. The increase in gross profit as a percentage is mainly due to the increased percentage of higher margin sales described above.

Research and Development Expenses. For the three months ended March 31, 2017 and 2016, research and development expenses were approximately $150,000 and $114,000, respectively, an increase of approximately 32%, or $36,000, between the periods. The increase was primarily due to the increase in expenses related to our clinical trials.

Research and development expenses as a percentage of total revenues were approximately 288% and 200% for the three months ended March 31, 2017 and 2016, respectively. The increase was due primarily to the increase in expenses described above.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2017 and 2016, selling and marketing expenses were approximately $94,000 and $145,000, respectively, a decrease of approximately 35%, or $51,000, between the periods. The decrease was mainly due to a decrease in our sales staff and to a lesser degree decreased selling and marketing activities, particularly trade show expenses as we had to reduce our sales budget due to limited cash resources.

Selling and marketing expenses as a percentage of total revenues were approximately 181% and 254% for the three months ended March 31, 2017 and 2016, respectively. The decrease was due primarily to the decrease in expenses described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2017 and 2016, general and administrative expenses were approximately $593,000 and $245,000, respectively, an increase of approximately 142%, or $348,000, between the periods. The increase was mainly due to a $287,000 increase in our stock based compensation and to a lesser degree the increased compensation costs of the new management team hired in the fourth quarter of 2016.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial Expenses, net. For the three months ended March 31, 2017 and 2016, financial expenses, net were approximately $64,000 and $12,000, respectively, an increase of approximately 433%, or $52,000, between the periods. The increase resulted primarily from a higher valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes, and to a lesser degree the additional expense related to the issuance of the Warrants amortized over the life of the 2017 Notes issued in the first quarter of 2017.

Tax expenses. For the three months ended March 31, 2017 and 2016, tax expenses were $11,000 and $9,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The increase in our tax expenses was due to increased spending by our Israel subsidiary.

Net Loss. Our net loss increased by approximately $382,000, or 77%, to approximately $877,000 for the three months ended March 31, 2017 from approximately $495,000 in the same period of 2016. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. We have incurred losses in the amount of $877,000 during the three month period ended March 31, 2017, and have accumulated negative cash flow from operating activities of $405,000 for the three month period ended March 31, 2017. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we will not have sufficient resources to fund our operation for the next twelve months. These conditions raise doubts about our ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the three months ended March 31, 2017, and through May 15, 2017, we met our short-term liquidity requirements from proceeds from the sale of the convertible promissory notes in an aggregate amount of $480,000 and from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to continue to sell our securities to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the current year, we will need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. It should also be noted that there are no assurances that we would be able to raise additional capital on terms favorable to us.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

General . As of March 31, 2017, we had cash and cash equivalents of approximately $51,000, compared to approximately $106,000 as of December 31, 2016. The decrease is attributable primarily to our net cash used in operating activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $405,000 for the three months ended March 31, 2017 and $362,000 for the same period in 2016. The increase in our cash usage was mainly associated with the increase in our net operating loss for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, for the reasons described above.

Cash used in investing activities was $0 and $7,000 for the three month periods ended March 31, 2017 and 2016, respectively, and was related to purchases of fixed assets.

Cash provided by financing activities was approximately $350,000 for the three months ended March 31, 2017 derived from proceeds received from the issuance of 2017 Notes and $33,000 for the three months ended March 31, 2016, which was derived from proceeds from the exercise of certain options.

Off Balance Sheet Arrangements

As of March 31, 2017, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of March 31, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2017.

(b)	Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the fiscal quarter ended March 31, 2017, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

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

NANOVIBRONIX, INC.

Date: May 15, 2017	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: May 15, 2017	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.1	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).
10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).
10.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).
10.4	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).
10.5	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).
10.6+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).
10.7+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).
10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).
10.9	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

- 22 -