Form 10-K/A
period 2016-12-31
NanoVibronix, Inc.
filed 2017-07-26
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) . Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☑
		Emerging growth company	☑

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

NanoVibronix, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission, on March 31, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 to (i) amend the text of Exhibit 31.1 and Exhibit 31.2 and (ii) correct non-material typographical errors in our Consolidated Statements of Comprehensive Loss.

Other than the revisions of the disclosures as discussed above and expressly set forth herein, this Amendment No. 1 speaks as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2016	2015

Revenues	$229	$147

Cost of revenues	88	49

Gross profit	141	98

Operating expenses:

Research and development	584	399

Selling and marketing	514	377

General and administrative	1,359	746

Total operating expenses	2,457	1,522

Operating loss	(2,316)	(1,424)

Financial expense, net (Note 12)	398	1,432

Loss before taxes on income	(2,714)	(2,856)

Taxes on income (Note 11)	117	28

Net loss	$(2,831)	$(2,884)

Total comprehensive loss	$(2,831)	$(2,884)

Common stock and Preferred C stock basic and diluted net loss per share (Note 14)	$(0.62)	$(0.82)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted net loss per share (Note 14)	4,578,470	3,536,348

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

Date: July 26, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	July 26, 2017
Brian Murphy	(principal executive officer)

/s/ WILLIAM STERN	President and Director	July 26, 2017
William Stern

/s/ STEPHEN BROWN	Chief Financial Officer,	July 26, 2017
Stephen Brown	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	July 26, 2017
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	July 26, 2017
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	July 26, 2017
Harold Jacob, M.D.

/s/ JONA ZUMERIS, PH.D.	Director	July 26, 2017
Jona Zumeris, Ph.D.

/s/ MICHAEL FERGUSON	Director	July 26, 2017
Michael Ferguson

/s/ THOMAS R. MIKA	Director	July 26, 2017
Thomas R. Mika

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 16, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.1	License Agreement, dated October 26, 2003, by and among NanoVibronix, Inc., Piezo-Top Ltd, and PMG Medica Ltd (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.2	License Agreement, dated December 11, 2011, by and between NanoVibronix, Inc. and AC Engineering Ltd. (incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.3	Form of Series B-1 Promissory Note (incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.4	Form of Subscription Agreement for Series B-1 Convertible Promissory Notes (incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.5	Form of Series B-2 Promissory Note (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.6	Form of Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.7	Form of Subscription Agreement for Series B Convertible Preferred Stock and Warrants (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.8	First Amendment to Subscription Agreement for Series B Convertible Preferred Stock and Warrants, dated November 14, 2011, by and between NanoVibronix, Inc. and the investors signatory thereto (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.9	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.10	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2015, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.11	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2015, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.12	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2015, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.13	Form of Amended and Restated 2013 and 2015 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)

10.14+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.15+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.16+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.17	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.18	Amendment to Convertible Promissory Notes (Series B-1), dated February 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.19	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2015, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.20	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2015, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.21	Amendment to Convertible Promissory Notes (Series B-2), dated February 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.22	Master Amendment Agreement, dated March , 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.22 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.23+	Consulting Agreement, dated February 25, 2015, by and among NanoVibronix, Inc., NanoVibronix Ltd. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.23 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.24+	Restricted Stock Award Agreement, dated February 25, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.24 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2015)
10.25+	Employment Agreement, dated February 26, 2015, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Ophir Shahaf (incorporated by reference to Exhibit 10.25 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.26+	Employment Agreement, dated March 2, 2015, by and among NanoVibronix, Inc., NanoVibronix Ltd. and Shay Ashkenazy (incorporated by reference to Exhibit 10.26 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015)
10.27+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)
10.28	Form of Amended and Restated Series B-2 Participating Convertible Preferred Stock Purchase Warrant (incorporated by reference to Exhibit 10.28 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2015)

10.29+	First Amendment to Personal Employment Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2015)
10.30+	First Amendment to Employment Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Ophir Shahaf (incorporated by reference to Exhibit 10.30 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2015)
10.31+	First Amendment to Employment Agreement, dated June 16, 2015, by and between NanoVibronix, Inc. and Shay Ashkenazy (incorporated by reference to Exhibit 10.31 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2015)
10.32	Second Amendment to Convertible Promissory Notes (Series B-1), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.33	Second Amendment to Convertible Promissory Notes (Series B-2), dated January 28, 2015, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.33 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.34+	Side Letter to Restricted Stock Award Agreement, dated January 30, 2015, by and between NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.34 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)
10.35	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.36+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.37+	Side Letter to Consulting Agreement, dated March 25, 2015, by and among NanoVibronix, Inc. and AYTA Consulting, LLC (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)
10.38+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.39+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.40+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.41+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.42+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
10.43+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).
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

10.46

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

10.51+

First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).

10.52+

First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).

10.53+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).
10.54+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2015).
23.1*	Consent of Kost Forer Gabbay & Kasierer, a member firm of Ernst & Young Global

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

* Filed herewith.

+ Management contract or compensatory plan or arrangement.

