Form 10-Q/A
period 2017-03-31
NanoVibronix, Inc.
filed 2017-07-26
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

NanoVibronix, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Annual Report on Form 10-Q for the quarterly period ended March 31, 2017, which was filed with the Securities and Exchange Commission, on May 15, 2017 (the “Original Filing”). The Company is filing this Amendment No. 1 to (i) amend the text of Exhibit 31.1 and Exhibit 31.2 and (ii) correct non-material typographical errors in our Consolidated Statements of Comprehensive Loss.

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

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (unaudited)
U.S. dollars in thousands

	Three months ended March 31,
	2017	2016
	Unaudited

Revenues	$52	$57

Cost of revenues	16	27

Gross profit	36	30

Operating expenses:

Research and development	150	114

Selling and marketing	94	145

General and administrative	593	245

Total operating expenses	838	504

Operating loss	(802)	(474)

Financial expense, net	64	12

Loss before taxes on income	(866)	(486)

Taxes on income	11	9

Net loss	$(877)	$(495)

Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	841	-

Total comprehensive loss attributable to holders of Common Stock	$(1,718)	$(495)

Net Common stock and Preferred C stock basic and diluted loss per share (Note 8)	$(0.37)	$(0.11)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted net loss per share (Note 8)	4,583,971	4,572,452

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

NANOVIBRONIX, INC.

Date: July 26, 2017	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: July 26, 2017	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
10.1	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).
10.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).
10.3	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).
10.4	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).
10.5	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).
10.6+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).
10.7+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).
10.8	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).
10.9	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

- 22 -