Form 10-Q
period 2017-09-30
NanoVibronix, Inc.
filed 2017-11-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, par value $0. 001 per share, as of November 14, 2017 was 3,774,756 shares.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$82	$106
Trade receivables	29	6
Prepaid expenses and other accounts receivable	80	42
Inventories	91	67

Total current assets	282	221

NON-CURRENT ASSETS:
Long-term prepaid expense	222	5
Severance pay fund	298	257
Property and equipment, net	7	11

Total non- current assets	527	273

Total assets	$809	$494

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Trade payables	$357	$82
Other accounts payable	576	483

Total current liabilities	933	565

LONG-TERM LIABILITIES:
Convertible promissory notes	1,394	—
Warrants to purchase Common stock	2,372	2,079
Accrued severance pay	399	349

Total long-term liabilities	4,165	2,428

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIENCY:
Stock capital -
Common stock of $ 0.001 par value - Authorized: 24,000,000 shares at September 30, 2017 and December 31, 2016; Issued and outstanding: 2,632,710 shares at September 30, 2017 and December 31, 2016, respectively	2	2
Series C Preferred stock of $ 0.001 par value -
Authorized: 5,500,000 shares at September 30, 2017 and December 31, 2016; Issued and outstanding: 1,951,261 shares at September 30, 2017 and December 31, 2016, respectively	2	2
Additional paid-in capital	22,448	20,073
Accumulated deficit	(26,741)	(22,576)

Total stockholders’ deficiency	(4,289)	(2,499)

Total liabilities and stockholders’ deficiency	$809	$494

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)

U.S. dollars in thousands (except share and per share data)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

Revenues	$169	$180	$65	$61

Cost of revenues	56	77	22	27

Gross profit	113	103	43	34

Operating expenses:

Research and development	474	447	160	161

Selling and marketing	309	390	109	120

General and administrative	1,404	741	387	298

Total operating expenses	2,187	1,578	656	579

Operating loss	(2,074)	(1,475)	(613)	(545)

Financial expense, net	1,217	208	975	52

Loss before taxes on income	(3,291)	(1,683)	(1,588)	(597)

Taxes on income	33	28	11	9

Loss	$(3,324)	$(1,711)	$(1,599)	$(606)

Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	841	—	—	—
Total comprehensive loss attributable to holders of Common stock and Preferred C stock	$(4,165)	$(1,711)	$(1,599)	$(606)

Common stock and Preferred C stock basic and diluted loss per share	$(0.91)	$(0.37)	$(0.35)	$(0.13)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted loss per share	4,583,971	4,576,616	4,583,971	4,582,290

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (Unaudited)
U.S. dollars in thousands (except share data)

	Preferred C stocks		Common stocks			Additional paid-in	Accumulated	Total stockholders’
	Number	Amount	Number	Amount		capital	deficit	deficiency

Balance as of January 1, 2016	1,951,261	$2	2,611,328	$2		$19,521	$(19,734)	$(209)

Issuance of Common stock upon exercise of options	—	—	12,382		*)	33	—	33
Issuance of Common stock to consultant	—	—	9,000		*)	—	—	—
Stock-based compensation related to options granted to employees	—	—	—	—		459	—	459
ASU 2016-09 adoption, Note 2t	—	—	—	—		11	(11)	—
Stock-based compensation related to restricted stock granted to consultant	—	—	—	—		49	—	49
Total comprehensive loss	—	—	—	—		—	(2,831)	(2,831)

Balance as of December 31, 2016	1,951,261	$2	2,632,710	$2		$20,073	$(22,576)	$(2,499)

Stock-based compensation related to options granted to employees	—	—	—	—		683	—	683
Issuance of warrants to Common stock	—	—	—	—		851	—	851
Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	—	—	—	—		841	(841)	—
Total comprehensive loss	—	—	—	—		—	(3,324)	(3,324)

Balance as of September 30, 2017 (unaudited)	1,951,261	$2	2,632,710	$2		$22,448	$(26,741)	$(4,289)

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands

	Nine months ended September 30,
	2017	2016
Cash flows from operating activities:

Loss	$(3,324)	$(1,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	6
Stock-based compensation	683	284
Benefit component of Promissory Notes	865	—
Revaluation of warrants to purchase Common stock	293	191
Increase in trade receivables	(23)	(6)
Increase (decrease) in prepaid expenses and other accounts receivable	(255)	15
Decrease (increase) in inventories	(24)	8
Increase in trade payables	275	11
Increase in other accounts payable	93	95
Increase in accrued severance pay, net	9	—

Net cash used in operating activities	(1,402)	(1,107)

Cash flows from investment activities:
Purchase of property and equipment	(2)	(8)

Net cash used in investment activities	(2)	(8)

Cash flows from financing activities:
Proceeds from issuance of Convertible Promissory Notes and warrants	1,380	—
Proceeds from exercise of options	—	33

Net cash provided by financing activities	1,380	33

Decrease in cash and cash equivalents	(24)	(1,082)
Cash and cash equivalents at the beginning of the period	106	1,614

Cash and cash equivalents at the end of the period	$82	$532

Supplemental information and disclosure of non-cash financing transactions:

Carve out of warrants’ fair value from Convertible Promissory Notes	$852	$—

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 1:-	GENERAL

a.	NanoVibronix, Inc. (“the Company”), a U.S. (Delaware) corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

b.

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses in the amount of $3,324 during the nine month period ended September 30, 2017 and has an accumulated deficit of $26,741 as of September 30, 2017, and accumulated negative cash flow from operating activities in the amount of $1,402. The Company’s management believes that the Company has sufficient capital to execute its business plan over the next twelve months. If the Company is unable to successfully commercialize its products over the next twelve months it may need to raise additional capital at a later time. There are no assurances that the Company would be able to raise additional capital, if required, on terms favorable to it.

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016, as found in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on July 26, 2017. The balance sheet for December 31, 2016 was derived from the Company’s audited financial statements for the year ended December 31, 2016. The results of operations for the nine and three months ended September 30, 2017 are not necessarily indicative of results that could be expected for the entire fiscal year.

c.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

d.	On November 6, 2017, the Company closed an underwritten public offering (the “Offering”) of shares of the Company's common stock and warrants resulting in net proceeds of approximately $5,100 (See Note 11(3)).

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2016 are applied consistently in these financial statements.

NOTE 3:-	UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements as of September 30, 2017 have been prepared in accordance with the U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles in the United States for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s consolidated financial position as of September 30, 2017, the Company’s consolidated results of operation for the nine and three months ended September 30, 2017 and the Company’s consolidated cash flows for the nine months ended September 30, 2017.

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

In estimating the warrants’ fair value, the Company used the following assumptions:

	September 30,
	2017	2016

Dividend yield (1)	0%	0%
Expected volatility (2)	39.6% - 52.2%	64.1% - 64.4%
Risk-free interest (3)	1.13%-1.50%	0.73%-0.85%
Expected term (years) (4)	0.3-2.1	1.1-3.0

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

Fair value measurement using significant unobservable inputs (Level 3):

Fair value of warrants to Common stock

Balance at January 1, 2017	$2,079
Change in fair value of warrants	293

Balance at September 30, 2017	$2,372

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

In March 2017, the Company completed a bridge financing, pursuant to which the Company received from four investors $350 of loans and issued to the investors convertible promissory notes (the “2017 Notes”) in an aggregate principal amount of $350 and seven-year warrants (the “Warrants”) to purchase an aggregate of 140,000 shares of common stock at an exercise price of $5.90 per share (the “Exercise Price”) (see Note 6). The Company measured the Warrants at fair value on their issuance date by applying the Black-Scholes options pricing model, according to the following assumptions:

September 30,
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

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

In May and June 2017, the Company completed additional bridge financings, pursuant to which the Company received from five investors $680 of loans and issued to the investors 2017 Notes in an aggregate principal amount of $680 and Warrants to purchase an aggregate of 272,000 shares of common stock at the Exercise Price (see Note 6). The Company measured the Warrants at fair value on their issuance date by applying the Black-Scholes options pricing model, according to the following assumptions:

September 30,
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

In August and September 2017, the Company completed additional bridge financings, pursuant to which the Company received from two investors $350 of loans and issued to the investors 2017 Notes in an aggregate principal amount of $350 and Warrants to purchase an aggregate of 140,000 shares of common stock at the Exercise Price (see Note 6). The Company measured the Warrants at fair value on their issuance date by applying the Black-Scholes options pricing model, according to the following assumptions:

September 30,
2017

Dividend yield (1)	0%
Expected volatility (2)	39.6%-65.3%
Risk-free interest (3)	1%-2%
Expected term (years) (4)	7

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

In addition, the Company’s financial instruments also include cash and cash equivalents, trade receivables, prepaid expenses and other accounts receivable, trade payables and other accounts payable. The fair value of these financial instruments was not materially different from their carrying values as of September 30, 2017 due to the short-term maturities of such instruments.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 5:-	RECENTLY ISSUED ACCOUNTING STANDARD

1.	In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is effective for reporting periods beginning after December 15, 2018. The standard will supersede existing revenue recognition guidance, including industry-specific guidance, and will provide companies with a single revenue recognition model for recognizing revenue from contracts with customers. The two permitted transition methods under the new standard are the full retrospective method, in which case the standard would be applied to each prior reporting period presented, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company is planning to adopt this ASU on January 1, 2018 under the modified retrospective approach, which will result in a cumulative adjustment to retained earnings. The Company expects that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to its distributors under agreements that will allow certain rights of return and other special rights will be generally earlier than under the existing revenue recognition guidance. The Company continues to evaluate the requirements of the standard, which are currently not expected to have a material effect on the Company’s financial statements.

2.	In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application is permitted. The adoption of the new requirements of ASU No. 2017-09 are not expected to have a material impact on the Company’s consolidated financial position or results of operations

3.	In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements.

NOTE 6:-	CONVERTIBLE PROMISSORY NOTES

Since March 1, 2017, the Company have completed a series of bridge financings pursuant to which the Company have received from accredited investors aggregate proceeds of $1,380 in exchange for 2017 Notes in the aggregate principal amount of $1,380, and seven-year Warrants to purchase an aggregate of 552,000 shares of common stock at an exercise price of $5.90 per share.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

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

As a result of issuing the warrants and as a result of the discount on the conversion price of the 2017 Notes, the Company recorded in the nine months and three months ended September 30, 2017 a benefit component in the amount of $851 and $214, respectively, to be amortized over the life of the 2017 Notes.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 7:-	STOCKHOLDERS’ DEFICIENCY

Stock based compensation

During the nine and three-month period ended September 30, 2017, the Company recorded share based compensation in a total amount of $683 (including the effect of the modification described below) and $147, respectively. During the nine and three-month period ended September 30, 2016 the Company recorded share based compensation in a total amount of $284 and $163, respectively.

In connection with the resignation of a director from the Company's board of directors, on March 30, 2017, the Company amended the option agreement, dated March 25, 2015, the Company entered into an agreement with the resigned director for the grant of an option to purchase 30,000 shares of common stock at an exercise price of $2.57 per share, all of which have vested, and the option agreement, dated July 18, 2016, for the grant of an option to purchase 40,000 shares of common stock at an exercise price of $5.35 per share, all of which were vesting on July 18, 2017, to (i) accelerate the vesting of the option granted to the director in 2016 so that it will be fully vested as of March 30, 2017, and (ii) permit the director to exercise the options granted in 2015 and 2016 at any time prior to the expiration of the option period as set forth in the applicable option agreement. This modification resulted in additional share based compensation expense of $98 and $0 in the nine and three months ended September 30, 2017.

As of September 30, 2017, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $845, which is expected to be recognized over a weighted average period of approximately 2.8 years.

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

The Company leases office facilities and motor vehicles under operating leases, which expired on various dates, the latest of which expired on July 31, 2017. The Company is renting on a month to month basis and is in discussion with an extension of its lease.

There are no future minimum lease commitments under non-cancelable operating lease agreements as of September 30, 2017.

The Company leases motor vehicles under cancelable lease agreements. The Company has an option to be released from this lease agreement, which may result in penalties in a maximum amount of approximately $5.

Rent and related expenses were $20 and $22 for the nine months and $7 and $7 for the three months ended September 30, 2017 and 2016, respectively.

Motor vehicle leases and related expenses were $14 and $12 for the nine months and $5 and $7 for the three months ended September 30, 2017 and 2016, respectively.

b.	Royalties to the Israel Innovation Authority (“the IIA”):

Under the Company’s subsidiary research and development agreements with the IIA and pursuant to applicable laws, the Company is required to pay royalties at the rate of 3-3.5% of sales of products developed with funds provided by the IIA, up to an amount equal to 100% of the IIA research and development grants received, linked to the dollar including accrued interest at the LIBOR rate. The Company is obligated to repay the Israeli Government for the grants received only to the extent that there are sales of the funded products.

As of September 30, 2017, there are no sales from the funded project and the Company has a contingent obligation to pay royalties in the principal amount of approximately $492. In addition, the IIA may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 9:-	LOSS PER SHARE

All outstanding share options and warrants for the nine and the three months ended September 30, 2017 and 2016 have been excluded from the calculation of the diluted loss per share because all such securities are anti-dilutive for all periods presented.

NOTE 10:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016

United States	$63	$62	$23	$26
Europe	58	44	29	6
Israel	4	11	3	4
India	10	24	2	15
Rest of the world	34	39	8	10

	$169	$180	$65	$61

During the nine and three month period ended September 30, 2017, revenues from distributors accounted for 42% and 52% of total revenues. During the nine and three month period ended September 30, 2016, revenues from distributors accounted for 34% and 36% of total revenues.

The Company’s long-lived assets are all located in Israel.

NOTE 11:-	SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of September 30, 2017 (unaudited) and for the three months period then ended (unaudited), the Company evaluated subsequent events through November 14, 2017 the date that the consolidated financial statements were issued.

1.	On October 4, 2017, the Company issued 358,995 shares of Preferred C stock, to the holders of certain warrants to purchase an aggregate of 563,910 shares of common stock that contained full ratchet anti-dilution price protection in such warrants pursuant to a cashless exercise of such warrants.

2.	On November 2, 2017, the Company issued 13,409 shares of common stock and 180,464 shares of Preferred C Stock to the holders of certain warrants to purchase an aggregate of 563,910 shares of common stock that contained full ratchet anti-dilution price protection in such warrants pursuant to a cashless exercise of such warrants.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

3.

On November 6, 2017, the Company closed an underwritten public offering (the “Offering”) of 1,224,488 shares of the Company's common stock (and common stock equivalents), together with warrants (which includes warrants pursuant to the over-allotment option granted to the underwriter) to purchase up to 972,609 shares of common stock at an offering price of $4.90 per share of common stock and accompanying warrant to purchase 0.75 of one share of common stock. Total gross proceeds from the offering totaled approximately $6,000, and net proceeds of approximately $5,100 after deducting underwriting and estimated offering expenses. Each warrant has an exercise price of $6.95 per full share of common stock with a life of five years. The Company intends to use the net proceeds from this offering: (i) to cover expenses related to listing its shares on The NASDAQ Capital Market; (ii) to expand its sales leadership and field level sales resources; (iii) for research and development; (iv) to implement the Company's Surface Acoustic Wave platform to other applications; (v) to pursue complimentary acquisitions; and (vi) for general working capital. The securities were issued pursuant to the Company’s registration statement on Form S-1 originally filed with the Securities and Exchange Commission on June 21, 2017, and declared effective on November 1, 2017.

4.

In September 2017, all of the holders of the 2017 Notes agreed to convert the full principal and accrued interest on the 2017 Notes into equity securities of the Company in the event the Company consummated a Qualified Financing anytime before December 31, 2017. The Offering constituted a Qualified Financing, and based on the outstanding principal amount and all accrued but unpaid interest on the 2017 Notes at 80% of the offering price of $4.90 per share of common stock and accompanying warrant, the Company issued an aggregate of 361,462 shares of common stock (and common stock equivalents) and warrants to purchase an aggregate of 271,096 shares of common stock to the holders of the 2017 Notes, all of which are subject to lock-up agreements for 180 days from November 1, 2017.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.
●	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of WoundShield™ and our other product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

●	Our intellectual property portfolio.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Our ability to generate internal growth.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Depth of the trading market in our common stock.

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

Recent Events

Underwritten Public Offering

On November 6, 2017, we closed an underwritten public offering (the “Offering”) of 1,224,488 shares of our common stock (and common stock equivalents), together with warrants (which includes warrants pursuant to the over-allotment option granted to the underwriter) to purchase up to 972,609 shares of common stock at an offering price of $4.90 per share of common stock and accompanying warrant to purchase 0.75 of one share of common stock. Total gross proceeds from the offering totaled approximately $6,000,000, and net proceeds totaled approximately $5,100,000 after deducting underwriting and estimated offering expenses. Each warrant has an exercise price of $6.95 per full share of common stock with a life of five years. We intend to use the net proceeds from this offering: (i) to cover expenses related to listing our shares on The NASDAQ Capital Market; (ii) to expand our sales leadership and field level sales resources; (iii) for research and development; (iv) to implement our Surface Acoustic Wave platform to other applications; (v) to pursue complimentary acquisitions; and (vi) for general working capital. The securities were issued pursuant to our registration statement on Form S-1 originally filed with the Securities and Exchange Commission on June 21, 2017, and declared effective on November 1, 2017.

Conversion of Convertible Promissory Notes

In September 2017, all of the holders of the convertible promissory notes issued in connection with a series of bridge financings between March 1, 2017 and September 15, 2017 (collectively, the “2017 Notes”) agreed to convert the full principal and accrued interest on the 2017 Notes into equity securities of the Company in the event the Company consummated a Qualified Financing any time before December 31, 2017. The Offering constituted a Qualified Financing, and based on the outstanding principal amount and all accrued but unpaid interest on the 2017 Notes at 80% of the offering price of $4.90 per share of common stock and accompanying warrant, we issued an aggregate of 361,462 shares of common stock (and common stock equivalents) and warrants to purchase an aggregate of 271,096 shares of common stock to the holders of the 2017 Notes, all of which are subject to lock-up agreements for 180 days from November 1, 2017.

Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues. For the nine months ended September 30, 2017 and 2016, our revenues were approximately $169,000 and $180,000, respectively, a decrease of approximately 6.1%, or $11,000, between the periods. The decrease was mainly attributable to decreased sales to consumers in the nine months ended September 30, 2017. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the nine months ended September 30, 2017, the percentage of revenues attributable to our products was: PainShield 81% and UroShield - 19%. For the nine months ended September 30, 2016, the percentage of revenues attributable to our products was: PainShield - 89% and UroShield - 11%. For the nine months ended September 30, 2017 and 2016, the percentage of revenues attributable to our disposable products was 53% and 45%, respectively. For the nine months ended September 30, 2017 and 2016, the portion of our revenues that was derived from distributors was 42% and 34%, respectively.

Gross Profit. For the nine months ended September 30, 2017 and 2016, gross profit was approximately $113,000 and $103,000, respectively, an increase of approximately 9.7%, or $10,000, between the periods. The increase was mainly due to a markdown of obsolete inventory during such period in 2016.

Gross profit as a percentage of revenues was approximately 67% and 57% for the nine months ended September 30, 2017 and 2016, respectively. The increase in gross profit as a percentage is mainly due to the markdown of obsolete inventory as described above.

Research and Development Expenses. For the nine months ended September 30, 2017 and 2016, research and development expenses were approximately $474,000 and $447,000, respectively, an increase of approximately 6%, or $27,000, between the periods. The increase was primarily due to the increase in expenses related to our clinical trials.

Research and development expenses as a percentage of total revenues were approximately 280% and 248% for the nine months ended September 30, 2017 and 2016, respectively. The increase was due primarily to the increase in expenses described above.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the nine months ended September 30, 2017 and 2016, selling and marketing expenses were approximately $309,000 and $390,000, respectively, a decrease of approximately 21%, or $81,000, between the periods. The decrease was mainly due to a decrease in our sales staff and, to a lesser degree, decreased selling and marketing activities, particularly trade show expenses and marketing campaigns as we had to reduce our sales budget due to limited cash resources.

Selling and marketing expenses as a percentage of total revenues were approximately 182% and 216% for the nine months ended September 30, 2017 and 2016, respectively. The decrease was due primarily to the decrease in expenses described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the nine months ended September 30, 2017 and 2016, general and administrative expenses were approximately $1,404,000 and $741,000, respectively, an increase of approximately 89%, or $663,000, between the periods. The increase was mainly due to a $223,000 increase in our stock based compensation and the increased compensation costs of the new management team hired in the fourth quarter of 2016.

General and administrative expenses as a percentage of total revenues were approximately 830% and 412% for the nine months ended September 30, 2017 and 2016, respectively. The increase was due primarily to the increase in expenses described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial Expenses, net. For the nine months ended September 30, 2017 and 2016, financial expenses, net were approximately $1,217,000 and $208,000, respectively, an increase of approximately 485%, or $1,009,000, between the periods. The increase resulted primarily an additional expense of approximately $865,000 related to the issuance of the Warrants amortized over the life of the 2017 Notes issued in the first two quarters of 2017 and a $293,000 increase due to a higher valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes.

Tax expenses. For the nine months ended September 30, 2017 and 2016, tax expenses were $33,000 and $28,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The increase in our tax expenses was due to increased spending by our Israel subsidiary.

Loss. Our loss increased by approximately $1,613,000, or 94%, to approximately $3,324,000 for the nine months ended September 30, 2017 from approximately $1,711,000 in the same period of 2016. The increase in net loss resulted primarily from the factors described above.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues . For the three months ended September 30, 2017 and 2016, our revenues were approximately $65,000 and $61,000, respectively, an increase of approximately 7%, or $4,000, between the periods. The increase was attributable to increased sales to our distributors in the three months ended September 30, 2017. Our revenues may fluctuate as we add new consumers or distributors or when existing consumers or distributors make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended September 30, 2017, the percentage of revenues attributable to our products was: PainShield - 92% and UroShield - 8%. For the three months ended September 30, 2016, the percentage of revenues attributable to our products was: PainShield - 82% and UroShield -18%. For the three months ended September 30, 2017 and 2016, the percentage of revenues attributable to our disposable products was 45% and 38%, respectively. For the three months ended September 30, 2017 and 2016, the portion of our revenues that was derived from distributors was 52% and 36%, respectively.

Gross Profit. For the three months ended September 30, 2017, gross profit increased by approximately 26%, or $9,000, to approximately $43,000 from approximately $34,000 during the same period in 2016. The increase was due to higher sales as well as a markdown of obsolete inventory.

Gross profit as a percentage of revenues was approximately 65% and 56% for the three months ended September 30, 2017 and 2016, respectively. The increase in gross profit as a percentage is mainly due to the increased percentage of higher margin sales described above.

Research and Development Expenses. For the three months ended September 30, 2017 and 2016, research and development expenses were approximately $160,000 and $161,000, respectively.

Research and development expenses as a percentage of total revenues were approximately 246% and 264% for the three months ended September 30, 2017 and 2016, respectively. The decrease was due to the increase in revenues.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended September 30, 2017 and 2016, selling and marketing expenses were approximately $109,000 and $120,000, respectively, a decrease of approximately 9%, or $11,000, between the periods. The decrease was mainly due to a decrease in our sales staff and to a lesser degree decreased selling and marketing activities, particularly marketing expenses as we had to reduce our sales budget due to limited cash resources.

Selling and marketing expenses as a percentage of total revenues were approximately 168% and 196% for the three months ended September 30, 2017 and 2016, respectively. The decrease was due primarily to the decrease in expenses described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2017 and 2016, general and administrative expenses were approximately $387,000 and $298,000, respectively, an increase of approximately 30%, or $89,000, between the periods. The increase was mainly due to the increased compensation costs of the new management team hired in the fourth quarter of 2016 including their stock based compensation.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial Expenses, net. For the three months ended September 30, 2017 and 2016, financial expenses, net were approximately $975,000 and $52,000, respectively, an increase of approximately $923,000, between the periods. The increase resulted from additional expenses incurred from the issuance of the Warrants amortized over the life of the 2017 Notes issued in the first two quarters of 2017 as well as by an increase derived by a higher valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes.

Tax expenses. For the three months ended September 30, 2017 and 2016, tax expenses were $11,000 and $9,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The increase in our tax expenses was due to increased spending by our Israel subsidiary.

Loss. Our net loss increased by approximately $993,000, or 163%, to approximately $1,599,000 for the three months ended September 30, 2017 from approximately $606,000 in the same period of 2016. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We continue to incur losses and negative cash flows from operating activities. We have incurred losses in the amount of $3,324,000 (not $3,3242,000)

During the nine months ended September 30, 2017, and through November 14, 2017, we met our short-term liquidity requirements from our existing cash reserves and from proceeds from the sales of convertible promissory notes in an aggregate amount of $1,380,000, as well as the net proceeds of $5,100,000 from our underwritten public offering which closed on November 6, 2017. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to use these proceeds to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that such proceeds will provide sufficient funding to meet our liquidity needs for the next twelve months. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of September 30, 2017, and we are not aware of any material trends in capital resources that would impact our business.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

General. As of September 30, 2017, we had cash and cash equivalents of approximately $82,000, compared to approximately $106,000 as of December 31, 2016. The decrease is attributable primarily to our net cash used in operating activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,402,000 for the nine months ended September 30, 2017 and $1,107,000 for the same period in 2016. The increase in our cash usage was mainly associated with the increase in our net operating loss for the nine months ended September 30, 2017 compared to the three months ended September 30, 2016, for the reasons described above.

Cash used in investing activities was $2,000 and $8,000 for the nine month periods ended September 30, 2017 and 2016, respectively, and was related to purchases of fixed assets.

Cash provided by financing activities was approximately $1,380,000 for the nine months ended September 30, 2017 derived from proceeds received from the issuance of 2017 Notes and $33,000 for the nine months ended September 30, 2017, which was derived from proceeds from the exercise of certain options.

Off Balance Sheet Arrangements

As of September 30, 2017, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of September 30, 2017, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2017.

(b)	Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors -

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

During the three months ended September 30, 2017, there were no material changes to the risk factors previously discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2016, and Form 10-Q for the quarter ended June 30, 2017, except for the following:

●	The risk factor captioned “There has been a limited market for our common stock and we cannot ensure investors that an active market for our common stock will be sustained” is hereby deleted in its entirety and replaced with the following:

Although our shares of common stock are now listed on the NASDAQ Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Although our shares of common stock are now listed on the NASDAQ Capital Market under the symbol “NAOV,” trading volume in our common stock has been limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

●	The following risk factor is hereby added:

If we cannot continue to satisfy the continuing listing criteria of the NASDAQ Capital Market, the exchange may subsequently delist our common stock.

NASDAQ requires us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. Generally, we must maintain a minimum amount of stockholders equity and a minimum number of holders of our securities. If we fail to meet any of the continuing listing requirements, our common stock may be subject to delisting. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, we could experience a decreased ability to issue additional securities and obtain additional financing in the future. There can be no assurance that an active trading market for our common stock will develop or be sustained.

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

NANOVIBRONIX, INC.

Date: November 14, 2017	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: November 14, 2017	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017).
4.1	Form of Warrant Agency Agreement, (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 31, 2017).
4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017).
4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017).
10.1	Form of Letter Agreement between NanoVibronix, Inc. and the holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

- 30 -