Form 10-K
period 2017-12-31
NanoVibronix, Inc.
filed 2018-03-29
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER: 001-36445

NanoVibronix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Blvd Elmsford, NY 10523	36651
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the common equity on such date, was approximately $10.8 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 1, 2018 was 3,935,865 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2018 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NANOVIBRONIX, INC.

PART I

ITEM 1. BUSINESS

Overview

We were organized as a Delaware corporation in October 2003. Through our wholly-owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on noninvasive biological response-activating devices that target biofilm prevention, wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our primary products, which are in various stages of clinical and market development, currently consist of:

●	UroShield™, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use.

●	PainShield™, a patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area; and

●	WoundShield™, a patch-based therapeutic ultrasound device intended to facilitate tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation.

Each of our PainShield, UroShield, and WoundShield products employs a small, disposable transducer that transmits low frequency, low intensity ultrasound acoustic waves that seek to repair and regenerate tissue, musculoskeletal and vascular structures, and decrease biofilm formation on urinary catheters and associated urinary tract infections. Through their size, effectiveness and ease of use, these products are intended to eliminate the need for technicians and medical personnel to manually administer ultrasound treatment through large transducers, thereby promoting patient independence and enabling more cost-effective home-based care.

PainShield is currently cleared for marketing in the United States by the U.S. Food and Drug Administration although there has not been a significant sales and marketing effort to date. All three of our products have CE Mark approval in the European Union, a Canadian medical device license and a certificate allowing us to sell PainShield, UroShield and WoundShield in Israel. We are able to sell PainShield, UroShield and WoundShield in India and Ecuador based on our CE Mark. We have consummated sales of PainShield and UroShield in the relevant markets, although to date sales have been minimal; WoundShield has not generated significant revenue to date. Outside of the United States we generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield requires a prescription from a licensed healthcare practitioner. If U.S. Food and Drug Administration clearance is obtained, we anticipate that WoundShield and UroShield will require a prescription from a licensed healthcare practitioner in the United States. We anticipate that UroShield will be sold directly to health care facilities and therefore will not require a prescription for these venues. However in other countries in which we sell PainShield, UroShield, and WoundShield, such products are eligible for sale without a prescription.

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our UroShield, PainShield, and WoundShield products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, we have reimbursement codes in the United States (i.e., CPT codes) for clinical use only, but do not have such reimbursement codes for at-home use of the product, although the product is marketed and sold for such use. With respect to UroShield, which may be used in a clinical and home setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We anticipate that we will begin to seek reimbursement codes for use of our products in the markets in which we have regulatory authority to sell such products; however, additional clinical data will be required in order to obtain such reimbursement codes. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes and there is no guarantee that we will be successful in obtaining such codes quickly, or at all.

We have completed 6 separate clinical studies with UroShield that together evaluated approximately 194 patients with urinary catheters. In patients where the UroShield product was used there were no serious adverse events reported, while a variety of clinical beneficial observations were seen including: catheter biofilm reduction, reduction in catheter associated pain, reduction in urinary tract infections, and a significant decrease in bacteriuria rates. We recently completed a double blind clinical trial for UroShield in the United States in order to obtain 510(k) clearance from the U.S. Food and Drug Administration. In July 2017, we engaged Idonea Solutions, Inc., an FDA consultant, to assist in our efforts. If we are able to successfully obtain 510(k) clearance, we intend to pursue obtaining reimbursement codes and to target completion of partnerships with leading catheter product companies for sales and marketing efforts in the United States.

In addition, we are currently ramping up our clinical development and marketing efforts in North America with respect to PainShield. In February 2018, we have completed a clinical trial to evaluate the effect of PainShield in patients with trigeminal neuralgia. The double blinded, crossover trial was conducted across the United States with the intent to recruit 60 patients with a diagnosis of unilateral trigeminal neuralgia. Positive interim results were reported in the 4th quarter of 2017. 45 patients had completed the study, with 23 in the active treatment group and 22 in the control group. Based on the interim data, there was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken. In addition to measurable differences in all aforementioned measurement categories, there was a general improvement in uninterrupted sleep. The results have been further validated in the crossover group from placebo device to the PainShield group. We have submitted comprehensive data from this clinical trial for expected publication in the second quarter of 2018, at which time we plan to report the final results. We believe that a positive outcome in this trial will assist in our expanding the commercial use of this product through a direct sales effort that we intend to manage.

We have also identified a market for PainShield in the professional sports industry, where in some cases reimbursement may be available from sports alumni organizations or, more likely, self-pay. In order to pursue this market, we are exhibiting at sports trainers meetings, pursuing alumni associations, advertising in their media, and, on January 18, 2018, signed an agreement with a leading medical device distributor, which has a sports trainer focused sales organization. The PainShield device is offered for sale to practitioners with a provider rental program which was implemented in January 2017. We are also contemplating establishment of a direct rental program with a rent-to-own option. The PainShield product was also modified and enhanced through various accessories for use within the equine community. We are contemplating pursuing this market through prominent equine clinicians and independent sales representatives and distributors. We believe there is an attractive opportunity in this segment due to the lack of an expectation for reimbursement and the opportunity to sell at a premium price point. We are pursuing appropriate distributors in the U.S. market with resources and qualifications to sell PainShield in the different segments of the pain treatment market.

WoundShield has been evaluated in two published clinical studies done to-date that suggest improved localized blood flow and oxygenation, and improved topical oxygen saturation (Morykwas M, “Oxygen Therapy with Surface Acoustic Waveform Sonication,” European Wound Management Association 2011; Covington S, “Ultrasound-Mediated Oxygen Delivery to Lower Extremity Wounds,” Wounds 2012; 24(8))). We supplied devices for these studies but had no further involvement with them. We are pursuing licensing opportunities to develop commercial markets for the WoundShield product.

Business Model

All of our products consist of a reusable controller device and a disposable component, or transducer. The controllers have a life expectancy of up to three years, while the disposable transducer, has a life expectancy of up to a month and must be replaced to provide the intended therapy. The components are purchased by either the distributor or end user for use in any of the intended applications. Once the controller is purchased by the end user, recurring revenue will be realized by purchases of replacement transducers to the extent that the end user continues treatment with our product.

In all product categories, our products are intended to be distributed both by independent distributors as well as by potential licensees. Distributor cost is discounted to account for their intended margins, based upon purchase volumes and/or periodic purchase commitments, with the disposable transducer sold and distributed in the same fashion. We currently have an established distributor network and are implementing certain criteria within such network to ensure the appropriate assignment of a distributor or licensee. We also intend to add additional distributors to our network.

Ultrasound Technology and Our Products

As noted above, our primary products are based on the use of low frequency ultrasound, which delivers energy through mechanical vibrations in the form of sound waves. Ultrasound has long been used in physical therapy, physical medicine, rehabilitation and sports medicine. Moreover, there is a growing body of research that supports the positive biological effects of ultrasound. A 2002 study indicates that low frequency ultrasound increases nerve regeneration (Crisci AR, Ferreira AL, “Low-intensity pulsed ultrasound accelerates the regeneration of the sciatic nerve after neurotomy in rats”, Ultrasound Med. Biol. 2002 October; 28(10):1335-41). According to Atland, et. al., low frequency ultrasound also has important therapeutic metabolic effects (Altland OD, Dalecki D, Suchkova VN, Francis CW, “Low-intensity ultrasound increases endothelial cell nitric oxide synthase activity and nitric oxide synthesis”, J. Thromb. Haemost. 2004 April; 2(4):637-43). In addition, there is evidence that ultrasound increases the healing of fractures (Warden SJ, Favaloro JM, Bennell KL, McMeeken JM, Ng KW, Zajac JD, Wark JD, “Low-intensity pulsed ultrasound stimulates the bone-forming response in UMR-106 cells”, Biochem. Biophys. Res. Commun. 2001 August 24; 286(3):443-50 and Warden SJ, Bennell KL, McMeeken JM, Wark JD, “Acceleration of fresh fracture repair using the sonic accelerated fracture healing system (SAFHS)”, Calcif. Tissue Int. 2000 February; 66(2):157-63).

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

In general, ultrasound offers the benefits cited above by increasing local blood circulation, increasing vascular wall permeability, promoting protein secretion, promoting enzymatic reactions, accelerating nitric oxide production, promoting angiogenesis (the formation of new blood vessels from pre-existing vessels) and promoting fibroblast proliferation (fibroblasts are a type of cell that play a critical role in wound healing). We believe that the body of evidence, and the positive therapeutic effect that ultrasound has for various indications, potentially provides for future product development opportunities for us.

Our proprietary technology consists of a small, thin (1 millimeter) transducer that is capable of transmitting ultrasonic acoustic waves onto treatment surfaces with a radius of up to 10 centimeters beyond the transducer. This technology allows us to treat wounds by implanting our transducers into a small, portable self-adhering acoustic patch, thereby eliminating the need for technicians and medical personnel to manually administer ultrasound therapy, which should reduce the cost of therapy. Moreover, we believe that, based upon the body of evidence, the delivery of ultrasound through our portable devices is equal to or more effective than existing competitive products, as our technology is better positioned to target the affected areas of the body.

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products differentiate themselves because they are portable, without the requirement to be plugged into an outlet and they operate with a frequency of 100kHz (in contrast to other devices, which have a frequency of 1MHz), which means our products do not produce heat that can damage tissue. Our products can therefore (i) be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, (ii) be applied for a significantly longer period without the risk of tissue damage and (iii) do not require the use of gel. We are aware of one competitive product with similar ultrasound technology, the SAM® Sport4 by a company called Zetroz Systems LLC, aka ZetrOz, Inc. However, it is our belief that this product does not generate surface acoustic waves as our products do, the treatment area is generally limited to that of the transducer’s diameter, the use of transmission gel is still required and the transducer thickness is significantly greater than ours (approximately 1.5cm). To our knowledge, the device only provides a battery life of 4 hours and is continuous therapy versus intermittent therapy. We are also aware of a small clinical study, for which results were reported in August 2013, in which the SAM® Sport4 showed positive results in the treatment of venous ulcers, a type of chronic wound.

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

Micro Vibrations Technology and Our Products

It is well established that increasing blood flow to the wound and peri-wound area helps accelerate the healing of ischemic wounds. Micro-vibrations applied on the skin tissue increase local blood flow and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that are helpful for the wound healing process. Vibration therapy has been found to stimulate blood flow due to mechanical stresses of endothelial cells resulting in increased production of nitric oxide and vasodilation, as well as increase soft tissue and skin circulation (Maloney-Hinds et al., “The Role of Nitric Oxide in Skin Blood Flow Increases due to vibration in healthy adults and adults with type 2 diabetes,” School of Medicine, Loma Linda University. Ca. Diabetes Technology & Therapeutics, 2009 p. 39-43). In addition, micro vibrations induce skin surface nerve axon reflex and type IIa muscle fibers contraction rates, resulting in vasodilation (Nakagami et al., “Effect of vibration on skin blood flow in an in vivo microcirculatory model”, The University of Tokyo, Bio-Science Trends 2007; 1 (3): 161-166). Ten minutes of vibration therapy with laser doppler revealed a consistent increase in water content of the upper dermis (TJ Ryan et al., “The effect of mechanical forces (vibration or external compression) on the dermal water content of the upper dermis and epidermis, assessed by high frequency ultrasound”, Oxford Wound Healing Institute, Journal of Tissue Viability, 2001. In another study, mean blood flow increase was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., “The effect of multidirectional mechanical vibration on peripheral circulation of humans”, University of Otago New Zealand, Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood for a minimum of 10 minutes following treatment (Lohman et al., “The effect of whole body vibration on lower extremity skin blood flow in normal subjects”, Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., “Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans”, J Appl Physiol, 2007, 103:474-483,. Yue Z. et al., “On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis”, Studies Appl Math, 2007, 119:95-109). Of import with respect to diabetic wounds, in which a prolonged inflammatory phase occurs, vibration vasodilation has generated an indirect anti-inflammatory action, mainly by suppression of nuclear factor-kβ, the key gene for inflammatory mediators (Sackner, M.A., “Nitric Oxide is released into circulation with whole-body, periodic acceleration”, Chest 2005;127;30-39).

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

Our product provides vibrations along the surface of the urinary catheter that is in contact with urethral tissue. We believe that these vibrations create a continuous acoustic lubrication effect along the surface of the indwelling catheter that is in contact with the surrounding tissue, thus reducing catheter-tissue contact time, which may lessen trauma from urethra abrasion and adhesion. We have also shown in animals and in humans that the micro-vibration technology can reduce the level of biofilm formation on urinary catheters.

Our Products

UroShield

UroShield is intended to prevent bacterial colonization and biofilm formation, increase antibiotic efficacy in the catheter lumen and decrease pain and discomfort associated with urinary catheter use. It is designed to be used with any type of indwelling urinary catheter regardless of the material or coating. We believe that if it is approved for marketing, UroShield could be the first medical device on the market that attempts to simultaneously address all of the aforementioned catheter-related issues. UroShield is similar in design to WoundShield and PainShield, in that it uses a driver unit that produces low frequency, low intensity ultrasound. The driver unit connects to a disposable transducer that is clipped onto the external portion of the catheter to deliver ultrasound therapy to all catheter surfaces as well as the tissue surrounding the catheter.

Picture of UroShield with actuator

The UroShield system has the following advantageous effects:

●	Prevention or Reduction of Biofilm. The low frequency ultrasound generated by UroShield has been shown to decrease adherence of bacteria to catheter surfaces, thereby reducing biofilm. Biofilm is the complex matrix required for bacteria to grow and cause infection. See the discussion of our Heidelberg 1 trial below.

●	Decreased Catheter Associated Pain and Discomfort. We believe that UroShield creates an acoustic envelope on the surfaces of the catheter, which decreases friction and tissue trauma, pain and discomfort caused by the catheter. In addition, in vivo (rabbit) studies have shown the tissue in contact with the catheter remains healthier and less traumatized as a result of the application of low frequency and low intensity ultrasound (Applebaum I, et.al., “The Effect of Acoustic Energy Induced By UroShield on Foley Catheter Related Trauma and Inflammation in a Rabbit Model” Department of Urology, Shaarey Zedek Medical Center and the Hadassah Hebrew University Medical School).

●	Acoustically Augmented Antibiotic Therapy. Antibiotic resistance in biofilm bacteria is a well-known phenomenon. Although it has been known that ultrasound can increase antibiotic efficacy in in-vitro models, we do not believe that there has been a practical ultrasound-based medical device that was able to augment antibiotic efficacy in the clinical setting. In a clinical study, UroShield technology has been shown to eradicate biofilm-residing bacteria by greater than 85% when applied simultaneously with an antibiotic in three clinically relevant species, escherichia coli, staphylococcus epidermidis and pseudomonas aeruginosa (Banin E, et al., “Surface acoustic waves increase the susceptibility of Pseudomonas aeruginosa biofilms to antibiotic treatment,” Biofouling, August 2011; we supplied devices for this study, but had no further involvement with it).

●	Preservation of the Patency of Catheters. We believe that low frequency ultrasound applied to catheters will add an anti-clogging effect and will preserve patency of catheters. This effect is achieved by ultrasound waves creating an acoustic layer on the inner lumen of the urinary catheter, thereby preventing adherence of biological material and biofilm formation. We believe that this anti-clogging benefit will help prevent local infection and sepsis secondary to catheter obstruction.

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

Market for UroShield

Approximately 25% of patients who are admitted to a hospital will have an indwelling catheter at some point during their stay and 7% of nursing home residents are managed by long term catheterization.

Catheter acquired urinary tract infection (CAUTI) is the most common nosocomial infection in hospitals and nursing homes, representing over 40% of all hospital-acquired infections (HAIs) and 20% of intensive care unit HAIs (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March–April 2001). In addition, CAUTIs are the source for approximately 20% of healthcare acquired bacteremia in acute care and 50% in long-term care facilities (Nicolle, Lindsay E. “Catheter Associated Urinary Tract Infections.” Antimicrobial Resistance and Infection Control 3 (2014). The risk of acquiring CAUTI depends on the method and duration of catheterization and patient susceptibility. Patients requiring a urinary catheter have a daily risk of approximately five percent of developing bacteriuria and approximately 25% of patients develop nosocomial bacteriuria or candiduria over one week (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March–April 2001). Virtually all patients requiring indwelling urinary catheters for longer than a month become bacteriuric.

CAUTI occurs because urethral catheters inoculate organisms into the bladder and promote colonization by providing a surface for bacterial adhesion and causing mucosal irritation. The presence of a urinary catheter is the most important risk factor for bacteriuria. Once a catheter is placed, the daily incidence of bacteriuria is 3-10%. Between 10% and 30% of patients who undergo short-term catheterization (ie, 2-4 days) develop bacteriuria and are asymptomatic. Between 90% and 100% of patients who undergo long-term catheterization develop bacteriuria. About 80% of nosocomial UTIs are related to urethral catheterization; only 5-10% are related to genitourinary manipulation. (John L. Brusch, Catheter-Related Urinary Tract Infection, Medscape, August 18, 2015).

According to a report by Zion Market Research, the global catheter market totaled approximately $26.6 billion in 2015 and is estimated to grow at a CAGR of 9.7% through 2021. In the United States there are 25 million Foley catheters sold annually and there are 75 million catheters sold elsewhere yielding a total global Foley catheter market of 100 million units worldwide. The cost to treat a simple CAUTI has been estimated at $675 per case, and the cost of treating bacteremia has been estimated at $3,800 per case, yielding a total healthcare burden of $830 million per year. While there are currently both antibiotic and silver coated catheters in the market, they often sell for approximately $10 above the non-antimicrobial equivalent.

In addition, as of October 1, 2008, Medicare stopped authorizing its payment to hospitals in which patients have developed a catheter-associated urinary tract infection that was not present on admission. This provides hospitals in the United States with a substantial financial incentive to reduce the occurrence of such infections through the use of products such as UroShield, which help prevent infections hospitals would otherwise have to treat without reimbursement. In addition, it has been noted that the Centers for Medicare & Medicaid Services may fine hospitals in the future when their patients develop CAUTI, which will likely increase the incentive of hospitals to invest in technologies that may prevent this complication (Brown J, et al. “Never Events: Not Every Hospital-Acquired Infection Is Preventable, Clinical Infectious Diseases, 2009, 49 (5)).

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

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications. UroShield may be unable to successfully compete in this market due to an inability to obtain clearance from the U.S. Food and Drug Administration and failure to be adopted by health care practitioners and facilities.

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

In the United States, we intend to seek clearance from the U.S. Food and Drug Administration through the de novo classification process for UroShield. We submitted our application for 510(k) clearance on January 3, 2011. On March 11, 2011, we received a response from the U.S. Food and Drug Administration proposing that the approval go through the de novo route, which will require clinical trials with proposed study protocols to be pre-cleared by the U.S. Food and Drug Administration. We are currently seeking a strategic partner that is active in the urology market to coincide with the U.S. Food and Drug Administration clearance. We have not made any further submissions to the U.S. Food and Drug Administration related to UroShield, but we recently completed a more robust study conducted at 5 different nursing facilities in the United States. This study was approved by the institutional review board, or IRB. In November 2017, we announced interim results of this study.

Sales and Marketing

We believe the business opportunity for UroShield is in the hundreds of millions in U.S. dollars to the extent that UroShield obtains 510(k) clearance from the U.S. Food and Drug Administration, is recognized as effective and becomes widely adopted for use in catheters. To that end, we are exploring sales distribution models in the United States through a distributor network and direct sales. In order to have a distribution network in place if UroShield receives clearance from the U.S. Food and Drug Administration, we are currently identifying distributors through several vehicles, including our sales staff, commissionable representation, and independent contractors. We have recently appointed distributors for UroShield in the United Kingdom and Canada, and an outside management organization, Morulaa Health, to assist with regulatory matters and distribution of UroShield in India. Each of these distributors is paid a small retainer and will be paid a commission between 10 to 20% of sales going forward.

From time to time we have had interest from strategic companies in the catheter market to partner, license or acquire the UroShield technology. These strategic partners are active in the urology market and may be interested in integrating UroShield as an accessory, into its range of products. Discussions with these partners are ongoing.

Clinical Trials

To date, we have conducted the clinical trials set forth below:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
To assess the safety of the UroShield Double Blind, Comparative, Randomized Study for the Safety Evaluation of the UroShield System (HD1)	Dr. U. Ikinger, Salem Academic Hospital, University of Heidelberg, Germany	2005-2006 22 patients

To demonstrate that the use of the UroShield is safe and that the device is well tolerated by the patients and user friendly to the medical staff.

Efficacy objectives were to demonstrate that the UroShield helps in prevention of biofilm formation in comparison with the urinary catheter alone, as well as bacteriuria.

UroShield was both safe and well tolerated.

UroShield proved efficacious in prevention of biofilm. Subjects required significantly less medications than the control group for catheter related pain and discomfort.

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

Evaluation of the UroShield in urinary and nephrostomies to reduce bacteruria Physician initiated	Prof. P.Tenke, Hungary	2010-2011 27 patients	● Pain, disability and QOL ● Catheter patency ● Bacteriuria / UTI ● Hospitalization period ● Analgesics and Antibiotics intake	Showed reduction in pain and significant decrease in bacteriuria rate.
Double Blind, Randomized Control Study for Prevention of Bacterial Colonization and UTI associated with Indwelling Urinary Catheters	Dr. Shira Markowitz Buffalo, NY	2017 51 patients	To demonstrate the use of the UroShield reduces bacterial colonization on the urinary catheter

Final results expected in the second quarter 2018

Based on the 90-day interim evaluation,13 of 25 subjects (52%) in the control group developed a CAUTI requiring systemic antibiotics, while only 1 of 26 patients (4%) in the UroShield group required antibiotics. All study subjects had an initial colony count of greater than 100,000 CFU cultured from their urinary tract.

At 30 days, all subjects within the control group showed no change in the number of their bacteria count which was greater than 100,000 CFU, while those in the treatment group showed a reduction to 10,000 CFU in 15 of 26 subjects and only 1,000 CFU in 10 of 26 subjects.

Current, Ongoing and Planned Clinical Trial

If we are able to locate a strategic partner or otherwise obtain sufficient funding, we anticipate conducting the following clinical trial:

Trial	Place	Start Date/Timing	Objectives
UroShield U.S. Food and Drug Administration trial 80 patient trial	To be determined	To be determined

Safety and efficacy of UroShield in urinary catheter related pain and infection and biofilm formation.

The results of previous clinical trials may not be predictive of future results, and the results of our planned clinical trial, if we are able to locate a strategic partner or otherwise obtain sufficient funding, may not satisfy the requirements of the FDA

PainShield®

PainShield is an ultrasound device, consisting of a reusable driver unit and a disposable patch, which contains our proprietary therapeutic transducer. It delivers a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area, while keeping the level of ultrasound energy at a safe and consistent level of 0.4 watts. We believe that PainShield is the smallest and most portable therapeutic ultrasound device on the market and the only product in which the ultrasound transducer is integrated in a therapeutic disposable application patch.

The existing ultrasound therapy devices being used for pain reduction are primarily large devices used exclusively by clinicians in medical settings. PainShield is able to deliver ultrasound therapy without being located in a health care facility or clinic because it is portable, due to it being lightweight and battery operated. Because it is patch based and easy to apply, PainShield does not require medical personnel to apply ultrasound therapy to the patient. The patient benefits include ease of application and use, faster recovery time, high compliance, and increased safety and efficacy over existing devices that rely on higher-frequency ultrasound (Adahan M, et al, “A Sound Solution to Tendonitis: Healing Tendon Tears With a Novel Low-Intensity, Low-Frequency Surface Acoustic Ultrasound Patch,” American Academy of Physical Medicine and Rehabilitation Vol. 2, 685-687, July 2010). PainShield can be used by patients at home or work or in a clinical setting and can be used even while the patient is sleeping. Its range of applications includes acute and chronic pain reduction and anti-inflammatory treatment.

Picture of PainShield with Patch

PainShield is used to treat tendon disease and trigeminal neuralgia (a chronic pain condition that affects the trigeminal or 5th cranial nerve, one of the most widely distributed nerves in the head); previously, the therapeutic options for these disorders have been very limited. PainShield has also been used to treat pelvic and abdominal pain. To date, to the best of our knowledge, the only treatment options for these conditions are pain medication and surgery. Several additional causes of pain, and the treatment of that pain with the PainShield product, can be explored through clinical trials.

Market for PainShield

Pain-related complaints are one of the most common reasons patients seek treatment from physicians (Prince V, “Pain Management in Patients with Substance-Use Disorders,” Pain Management, PSAP-VII, Chronic Illnesses). According to Landro L, “New Ways to Treat Pain: Tricking the Brain, Blocking the Nerves in Patients When all Else Has Failed,” Wall Street Journal, May 11, 2010, approximately 26% of adult Americans, or approximately 76.5 million people, suffer from chronic pain. The National Center for Health Statistics has estimated that approximately 54% of the adult population experiences musculoskeletal pain. Studies have shown that low-frequency ultrasound treatment has yielded positive results for a variety of indications, including tendon injuries and short-term pain relief (Warden SJ, “A new direction for ultrasound therapy in sports medicine,” Sports Med. 2003; 33 (2):95-107), chronic low back pain (Ansari NN, Ebadi S, Talebian S, Naghdi S, Mazaheri H, Olyaei G, Jalaie SA, “Randomized, single blind placebo controlled clinical trial on the effect of continuous ultrasound on low back pain,” Electromyogr Clin Neurophysiol. 2006 Nov; 46(6):329-36) and sinusitis (Ansari NN, Naghdi S, Farhadi M, Jalaie S, “A preliminary study into the effect of low-intensity pulsed ultrasound on chronic maxillary and frontal sinusitis,” Physiother Theory Pract. 2007 Jul-Aug; 23(4):211-8). We believe that PainShield’s technology, portability and ease of use may result in it becoming an attractive product in the pain management and therapy field.

Competition

There are numerous products and approaches currently utilized to treat chronic pain. The pharmacological approach, which may be the most common, focuses on drug-related treatments with the over-the-counter internal analgesic market estimated at $3.8 billion in 2013. Alternatively, there are a large number of non-pharmacological pain treatment options available, such as ultrasound, transcutaneous electrical nerve stimulation, or TENS, laser therapy and pulsed electromagnetic treatment. In addition, there are some technologies and devices in the market that utilize low frequency ultrasound or patch technology. Many patients are initially prescribed anti-pain medication; however, ongoing use of drugs may cause substantial side effects and lead to addiction. Therefore, patients and clinicians have shown increased interest in alternative pain therapy using medical devices that do not carry these side effects.

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

Regulatory Strategy

PainShield received 510(k) clearance from the U.S. Food and Drug Administration in August 2008 for treatment of pain relief. PainShield received CE Mark approval in July 2008 and was also approved for sale by the Israeli Ministry of Health in 2010. We have a Canadian medical device license for PainShield and we are able to sell PainShield in India and Ecuador based on our CE Mark. We are in discussions with distributors in Southeast Asia, and, if a distributor is engaged, intend to seek regulatory approvals for PainShield in Southeast Asia through such distributor.

In the United States, a prescription from a licensed healthcare practitioner is required for the use of PainShield. We have engaged a consultant to assist us in the process of reclassifying the PainShield device to remove the prescription requirement for the use of PainShield. We believe that such reclassification will open up mass market opportunities which are currently not available to us due to the prescription requirement. However, there is no assurance that we will be able to remove the prescription requirement for the use of PainShield or that, even if we accomplish such reclassification and the use of PainShiled no longer requires a prescription, PainShield will be successful commercially in the mass market or we will be able to generate significant revenues from the mass market opportunities, if any.

In the United States, PainShield falls under the diathermy classification for the treatment of pain for initial reimbursement purposes. The permitted reimbursement codes can be used in the outpatient supervised medical setting. We intend to coordinate with the Centers for Medicare and Medicaid Services and private insurers so that reimbursement can be extended to cover the administration of PainShield outside of health care facilities and clinics. In addition, we intend to conduct clinical trials in order to effectively market PainShield for a larger range of indications. The targeted reimbursement would be based upon specific indications, where study data serves as justification for payment.

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain, such as tendonitis, sports injuries, pelvic pain and neurologic pain and we have sold approximately 1,700 units and 15,000 treatment patches since its introduction. We have entered into distribution agreements in North America, Europe, Asia and India for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and Ecuador. In addition, we sell PainShield directly to patients through our website. We are currently ramping up our marketing efforts in North America and throughout the world. We anticipate that these efforts will include recruiting additional sales personnel and representatives, making in-office calls to physicians and attending trade shows and conferences. We intend to pursue the veterinary market with our equine PainShield device.

We have identified a unique and effective application for PainShield, the treatment of a severe facial nerve pain called Trigeminal Neuralgia, otherwise known as tic douloureux. Two studies were performed in Israel, “a randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigerminal neuralgia pain”, and “A sound solution for Trigerminal Neuralgia”. Two trials which enrolled a total of 16 and 15 patients respectively, both conducted at the Sheba Medical Center in Israel, concluded that this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease. One of the studies showed a reduction in pain among 73% of the participants. We believe this to be an ideal market to address with the PainShield. With few existing treatment alternatives, we believe the PainShield’s effectiveness is a practical and safe alternative. A broader RCT, targeting 60 patients suffering from unilateral trigeminal neuralgia, was recently completed. The article will be completed and ready for submission within 90 days.

GlobalData’s epidemiological analysis forecasts that the total prevalent cases of trigeminal neuralgia in the seven major markets (United States, France, Germany, Italy, Spain, U.K and Japan) will grow at 15% between 2012 and 2022. According to an estimate by Ronald Brisman, M.D., in 2013 the prevalence of trigeminal neuralgia in the U.S. may have been as high as approximately 280,000 patients. With the favorable results from our current, ongoing study (explained in detail below), we plan to aggressively pursue this market through direct marketing efforts and distributor relationships.

We have also identified a market for PainShield in the professional sports industry, where in some cases, reimbursement may be available from sports alumni organizations or, more likely, self-pay. In order to pursue this market we are exhibiting at sports trainers meetings, pursuing alumni associations, advertising in their media, and have recently engaged a national distributor in the United States. Discussions and ongoing negotiations continue with other appropriate distributors in these various market segments.

Recently Completed Research

A double blind randomized control trial of a Painshield Surface Acoustic Wave Patch, the patch used in conjunction with the PainShield device, was completed in the first quarter of 2018.

After the enrollment and lead-in period, subjects were given a sham device to sleep with every night for a month. They were asked to fill out their pain and analgesic use logs, and undergo the bi weekly assessments. After a month they were crossed over to an active “Painshield SAW patch device” and continued to complete their pain and analgesic use logs as well as undergo biweekly assessments for months two and three of the study.

In the fourth quarter of 2017, the interim results were reported on 45 patients that had been evaluated as fully completing the study. Results from these patients showed a greater than 3 point difference in pain measured by the Visual Analog Scale between the active treatment group and the control group. This was further validated in the crossover group from sham to active groups. Patients also showed quality of life by greater than 35% in the treatment group versus the control group, which was validated in the crossover group. We have submitted comprehensive data from this clinical trial for expected publication in a peer review journal in the second quarter of 2018, at which time we plan to report the final results.

Clinical Trials

To date, we have conducted or are in the process of conducting the clinical trials set forth below:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
A sound solution for Trigerminal Neuralgia Physician initiated	Dr. Ch. Adahan Sheba Medical Center	2009 15 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	73% of the subjects experienced complete or near complete relief.

Randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigerminal neuralgia pain For Ph.D., Funded by Israeli Ministry of Health	Dr. M. Zwecker Chaim Sheba Medical Center, Tel Hashomer, Israel	2012-2012 16 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	In conclusion this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease.

Treating Rutgers university athletic injuries with bandaid sized ultrasound unit PainShield	R. Monaco, G. Sherman, Rutgers University Athletic, Rutgers, New Jersey	2011 35 patients

●To assess the pain, functional capacity and discomfort of the subject

●To assess the subject’s quality of life

●To assess the injury status

●To assess the efficacy of the treatment

●To assess compliance factors

Active group:

74% had improvement, 26% no change

Sham group:

56% no change, 44% had improvement

This is an indication of the effectiveness of the device.

Lack of funding for statistical analysis has stopped this trial prior to fulfillment.

Reduction of chronic abdominal and pelvic pain, urological and GI symptoms using wearable device delivering low frequency ultrasound	D. Wiseman, Synechion Institute for Pelvic Pain	2011 19 patients	●To assess the efficacy of PainShield for pelvic and related pain	Improvement in pain related symptoms noted for all symptoms.

PainShield for Trigeminal Neuralgia	Shira Markowitz, MD, New York, NY	Early 2018 60 patients	●To assess the efficacy of PainShield for treating trigeminal nerualgia	Interim results released in the fourth quarter of 2017, which reported improvement in pain and quality of life; final results expected to be reported in the second quarter of 2018

If we are able to obtain sufficient funding, we anticipate conducting the following clinical trials:

Trial	Place	Start Date/Timing	Objectives
PainShield for Pelvic Pain 200 patient trial	To be determined	To be determined	Safety and Efficacy of PainShield in Chronic Pelvic Pain

WoundShield®

Our WoundShield product was granted the European Wound Closure Customer Value Leadership Award, Ultrasound Therapy – Wound Closure in 2014. WoundShield is intended to treat acute and chronic wounds with a disposable treatment patch that delivers localized therapeutic low frequency ultrasound. The WoundShield patch has two configurations: one that is placed adjacent to the wound and another, called the instillation patch, that is placed on the wound to enable instillation through sonophoresis, a process that increases the absorption of semisolid topical compounds, including medications, into the skin. Based on studies conducted by BIO-EC Microbiology Laboratory and Rosenblum, we believe that our WoundShield product possesses significant potential for the treatment of, among other things, diabetic foot ulcers and burns (Gasser P, Study Report delivered by BIO-EC Microbiology Laboratory, Dec 2007, which we ordered, paid for, and provided devices for; Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices but had no further involvement).

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

The technology has been found to have a positive effect on the epithelialization (healing by the growth of epithelial cells) of diabetic wounds, as well as on the stimulation of the precursors of dermal and epidermal (skin) growth. As such, it is a useful adjunct to wound care by increasing dermal and epidermal growth, including glycosaminoglycans, or GAGs (which bind to extracellular proteins like collagen, fibronectin, laminin, etc. and retain considerable amounts of water, thus preserving the skin structure) as well as the amount of collagen (a protein that helps skin heal) and decreasing the number of cells in mitosis (a type of cell division) (Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices which were precursors to WoundShield, but had no further involvement). In addition, the WoundShield instillation patch allows for administration of therapeutic agents into the wound area through a sonophoresis effect.

Many key processes in wound healing are dependent upon an adequate supply of oxygen. Diabetic foot ulcers are particularly in need of an adequate oxygen supply because the disease often results from poor perfusion (blood flow) and decreased oxygen tension. Oxygen is also important for the immune system to combat bacteria, synthesize collagen, help with fibroblast proliferation (fibroblasts are a type of cell that play a critical role in wound healing), form oxidative (taking place in the presence of oxygen) pathways for adenosine triphosphate, or ATP, formation (ATP transports chemical energy within cells for metabolism), and the nitric oxide dependent signaling pathways. It is generally believed that a lack of available oxygen is a basic contributing factor in the perpetuation of these wounds. Recently, wound healing experts have developed a technique of perfusing ischemic wounds (which occur when blood flow is blocked) with hyper-oxygenated saline, while the wound is being treated with ultrasound, also known as sonication. This localized oxygenation therapy has many advantages over the use of hyperbaric chambers (large chambers in which the oxygen pressure is above normal), a common method for delivering oxygen to wounds, as it is more cost-effective, can be done at the patient’s bedside and can be administered more frequently. The WoundShield instillation patch was tested as a potential ultrasound technology for this localized oxygen therapy. In one study (Morykwas M, “Oxygen Therapy with Surface Acoustic Waveform Sonication,” European Wound Management Association 2011; we supplied devices for this study, but had no further involvement with it), oxygen sensors were placed in the wound bed to directly measure partial pressure of oxygen in an ischemic wound bed on a pig. The wound was perfused with hyperbaric oxygen and sonicated using the WoundShield instillation patch. With surface acoustic wave ultrasound technology, tissue oxygen levels (partial pressure of oxygen in the blood, or PaO2) were raised from a range of 20 mmHg (millimeters of mercury) to 60 mmHg in peripheral (periwound) areas, a 3 centimeter distance away from the transducer, and from 40 mmHg to greater than 100 mmHg in the central wound bed lying below the WoundShield instillation patch (see table below). The results of this study illustrated that the WoundShield instillation patch allowed oxygen to directly enter into the wound. The direct entry of the oxygen increased the amount of oxygen reaching the wound, which has been shown to advance the healing process. In addition, we believe that WoundShield’s small size, lower cost and ease of use makes localized oxygen treatment commercially viable.

In 2012, results were published of a human feasibility trial for the WoundShield instillation patch that was performed at Duke University in North Carolina. Seven patients were treated with the WoundShield instillation patch for their wounds and average tissue oxygen levels (PaO2) increased by an average of 58% over baseline (Covington S, “Ultrasound-Mediated Oxygen Delivery to Lower Extremity Wounds,” Wounds 2012; 24(8)). We supplied devices for this trial, but had no further involvement with it. Based upon the results of this trial, we are planning a series of clinical trials, which we expect to begin in the fourth quarter of 2017, with an end point claim that our WoundShield product enhances perfusion in chronic wounds.

Market for Wound-Healing Devices

The global wound care device market totaled approximately $24 billion in 2015 and it is expected to grow at a CAGR of 6.7% during 2016-2022 (as reported by P&S Global Research in January 2017). According to the Global Report on Diabetes produced by the World Health Organization in 2016, globally, an estimated 422 million adults were living with diabetes in 2014, compared to 108 million in 1980. According to a report entitled “Advances in Wound Closure Technology” by Frost and Sullivan (2005), foot complexities are the most frequent causes for patients with diabetes to get hospitalized, with complications usually starting with the formation of skin ulcers. In addition, according to the American Burn Association, approximately 486,000 patients received medical treatment annually for burn injuries in 2016 in the United States. There are also policy-based factors that may increase the size of the wound care market. We anticipate that reimbursement decisions with respect to hospital acquired wounds may create a large market opportunity for wound care products, including WoundShield. Furthermore, in 2009, the Centers for Medicare and Medicaid Services announced that they would stop reimbursements for treatment of certain complications that they believed were preventable with proper care. One such complication was surgical site infections after certain elective procedures, including some orthopedic surgeries and bariatric surgery. We believe that such developments incentivize medical care providers to invest in reducing the risk of infection through the use of wound care products, including WoundShield.

Competition for WoundShield

The market for advanced wound care includes a number of competitors, such as Kinetic Concepts, Inc., or KCI, Smith and Nephew plc and Convatec Inc., all of whom market wound-healing medical devices. Due to their size, in general these companies may have significant advantages over us. These competitors have their own distribution networks for their products, which gives them an advantage over us in reaching potential customers. In addition, they are vertically-integrated, which may allow them to maximize efficiencies that we cannot achieve with our third-party suppliers and distributors. Finally, because of their significantly greater resources, they could potentially choose to focus on research and development of technology similar to ours, more than we are able to. In general, we believe that these competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. However, we believe that our products differentiate us from these competitors, and we will be competitive on the basis of our technology. We believe that the strength of these competitors may create an opportunity through strategic partnerships.

At present, ultrasound treatment for wounds is limited only to wound debridement (removal of damaged tissue or foreign objects from a wound) and such products are marketed by Arobella Medical, LLC, which produces the Qoustic Wound Therapy System, Misonix Inc., which produces SonicOne products, and Alliqua Biomedical, Inc., which produces the MIST Therapy System. Due to their size, in general these companies may have the same advantages over us as discussed with respect to our competitors in the paragraph above. However, these ultrasound devices are indicated for use only in medical clinics and require an operator to deliver their treatment, thus limiting their use and application. The MIST Therapy System and Quostic Therapy System are a non-contact ultrasound device that delivers ultrasound through a mist that is applied directly on the wound.

We believe that these therapies are less advantageous than WoundShield because they require an operator to deliver the treatment and the removal of bandages to target the wound bed. In contrast, the WoundShield patch sits on normal skin bordering the open wound and no manipulation of the wound bandage is required. Moreover, WoundShield can be self-administered, without an operator, in both clinics and home settings. We also believe that WoundShield will prove to be an effective alternative to treating chronic wounds at a lower price than the existing products being used by medical practitioners. As such, we believe that facilities that are reimbursed based upon diagnosis-related groups will be more inclined to adopt WoundShield because it will provide the same therapeutic results at a significantly lower cost than traditional ultrasound therapies.

We are also aware of a small clinical study, for which results were reported in August 2013, in which a small ultrasound device showed positive results in the treatment of venous ulcers, a type of chronic wound. Based upon currently available information about this device, we believe it will be at least 2018 before this device is available on the market for treatment of venous ulcers. We understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that of the transducer’s diameter. We believe our products would have certain other advantages over this potential device, if developed, including that our products weigh less and are thinner. However, given the early stage of development of this potential device, we cannot say with certainty how our products would compare.

The most common method of oxygen administration for wound healing is hyperbaric oxygen therapy, especially to treat specific ulcerations in diabetic patients. Hyperbaric oxygen therapy has been shown to increase vascular endothelial growth factor expression, which measures the creation of new blood vessels (Fok TC, at el, “Hyperbaric oxygen results in increased vascular endothelial growth factor (VEGF) protein expression in rabbit calvarial critical-sized defects”, Schulich School of Medicine and Dentistry, University of Western Ontario, Canada). The activation of endothelial cells by VEGF sets in motion a series of steps toward the creation of new blood vessels (J Lewis et al, National Cancer Institute, Understanding Cancer and Related Topics, Understanding Angiogenesis). We believe that the WoundShield instillation patch, which can be used as an oxygen instillation system, will be complementary to, or in some cases an alternative, to the use of hyperbaric chamber therapy. This complementary treatment option will allow the treating physician greater therapeutic versatility in treating wounds. For a certain populace of patients, we believe that the WoundShield instillation patch could provide physicians with an alternative to hyperbaric oxygen therapy because it provides the same benefits as hyperbaric oxygen therapy at a lower cost to the patient. There are a number of competitors in the hyperbaric chamber therapy market, including approximately eight companies in the United States. Due to their size, in general these companies may have the same advantages over us discussed with respect to our competitors in the first paragraph of this section. However, we believe that the WoundShield instillation patch possesses certain advantages over the existing hyperbaric chamber therapy, including lower cost and greater ease of use. In addition, we do not believe that the WoundShield instillation patch will necessarily compete with hyperbaric chamber therapy, but rather will often complement such therapy.

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

Regulatory Strategy

For a general discussion of the U.S. Food and Drug Administration approval process with respect to our products, and regulation of our products in general, see “– Government Regulation” below.

Our general regulatory strategy for WoundShield is focused on seeking U.S. Food and Drug Administration approval for a variety of indications. WoundShield obtained CE Mark approval in November 2012, and obtained Canadian License approval in November 2016, both for use in wound healing.

Sales and Marketing

WoundShield has generated minimal revenues to date. We intend to aggressively market WoundShield in Europe and Canada, and pursue the necessary approvals to commence marketing in the United States. Our strategy for selling WoundShield in the United States is to find a strategic partner in the wound care market. We are actively pursuing this strategy. WoundShield could be an effective adjunct to existing wound treatment devices or a stand alone wound treatment modality.

Clinical Trials

With respect to WoundShield, to date, we have conducted the following evaluation studies:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
Clinical evaluation Physician initiated	Dr. J. Rosenblum, Shaare Zedek Medical Center	2008 8 patients	To evaluate novel technology on wound healing in diabetic foot ulcers.	Therapy showed significant changes in wound, wound size was reduced, patients felt less pain, necrotic tissue was less adhesive, necrotic tissue decreased in size. The duration of the trial was one week.

Clinical evaluation Physician initiated	Dr. J. Rosenblum, Shaare Zedek Medical Center	2010 8 patients	To evaluate novel technology on wound healing in diabetic foot ulcers.	The device, a precursor device to WoundShield using the same technology as Woundshield, had a positive effect on both epitheliazation of diabetic wounds and stimulating the precursors of dermal and epidermal growth. The duration of the trial was one week.

Clinical evaluation Physician initiated	Dr. S. Covington	2010 7 patients	The study aimed to determine if hyper oxygenated saline delivered by surface acoustic waves improves tissue oxygenation in lower extremity wounds.	Surface acoustic wave technology in conjunction with oxygenated saline can increase interstitial oxygen in wound bed. This trial to validate proof of concept was put on hold due to financial constraints. The duration of the trial was two weeks.

Third Party Reimbursement

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, among others. These third party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been approved or cleared by the U.S. Food and Drug Administration for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third party payers.

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

In the United States, some insured individuals are receiving their medical care through managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs are paying their providers on a per capita basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month, and consequently, may limit the willingness of these providers to use certain products, including ours.

One of the components in the reimbursement decision by most private insurers and governmental payers, including the Centers for Medicare and Medicaid Services, which administers Medicare, is the assignment of a billing code. Billing codes are used to identify the procedures performed when providers submit claims to third party payers for reimbursement for medical services. They also generally form the basis for payment amounts.

Obtaining reimbursement approval for a product from any government or other third party payer is a time-consuming and costly process that could require us or our distributors to provide supporting scientific, clinical and cost-effectiveness data for the use of our product to each payer. Even if a code is obtained for a product, a third party payer must still make coverage and payment determinations. When a payer determines that a product that is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other foreign regulatory authorities. We believe that the overall escalating costs of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry to reduce the costs of products and services. In addition, recent health care reform measures, as well as legislative and regulatory initiatives at the federal and state levels, create significant additional uncertainties. There can be no assurance that third party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or reimbursement policies of third party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third party payer coverage or reimbursement would have a material adverse effect on our business, operating results and financial condition.

UroShield. We expect these products to be used in inpatient settings and therefore reimbursed under the DRG or per diem reimbursement system. In addition, in an outpatient or home setting, we anticipate that these products will initially be purchased privately until a reimbursement code is obtained. However, we believe that if we can empirically demonstrate UroShield’s efficacy in preventing recurrent hospitals admission in chronic Foley catheter patients and reducing overall per-patient cost, third party payers may accelerate the reimbursement approval process since the device could reduce their overall per-patient cost. We believe the natural progression of the adoption of this technology will allow for use in the home setting. We intend pursue reimbursement in the Medicare Part B code to support the use for long term catheter use and infection prevention in the home.

PainShield. Although it is a minimal amount, PainShield is presently reimbursed in the United States by many private insurers under the national umbrella for diathermy service, CPT code 97024, for use of the ultrasound device in a supervised medical setting and is reimbursed in 15-minute increments for up to an hour a day, 5 hours a week and 20 hours a month. The current reimbursement mechanism is inadequate to support the end user or distributor cost of the device. If the device is efficacious in the treatment of the patient’s condition, the treatment period can be extended in some cases for months. Presently, when used in an outpatient setting, such as by a clinic, PainShield is typically purchased by the clinic that then can bill the existing reimbursement codes. PainShield is not currently reimbursed for therapy in the home setting. When we have sufficient funding, we intend to work to obtain reimbursement in the home setting as well as codes that would allow for reimbursement for use of the non-disposable and disposable components of the PainShield device. Our anticipated clinical trials for PainShield would support this effort. In the United States, Painshield requires a prescription from a physician.

WoundShield. We believe that the initial usage of these products will be in the hospital setting. Reimbursement in the hospital setting is typically governed by the Diagnosis Related Group system, or DRG system, which is a prospective payment methodology that assigns a predetermined, fixed amount based on the patient’s diagnoses. In parallel to introducing these devices to hospitals, we intend to apply for reimbursement codes for outpatient use. Although obtaining these codes can take years and may require extensive clinical data, we believe that the desirable characteristics of these products may serve as an incentive to insurance companies to grant these codes more quickly.

New Products Under Development

Renooskin

In 2016, we started developing a device for the facial rejuvenation market called Renooskin. Previous in vitro studies on human skin were done showing that the SAW technology provided skin rejuvenation comparable to Retinol A which is a well-accepted anti-aging cream. We have developed a head band like applicator for the PainShield SAW treatment and are in the process of arranging for a pilot trial with a cosmetic dermatologist and/or plastic surgeon. We believe that, subject to proof of efficacy of the Renooskin and receiving regulatory approval, the device can be sold in a non-reimbursement market since cosmetic devices are private pay. We expect to complete the development of the prototype of the Renooskin product by June 2018, and Renooskin is currently under evaluation by a major cosmetics companies.

Lungshield

A pilot study, adapting the UroShield technology to endotracheal tubes, is currently underway at Shaare Zedek Medical Center. The purpose of this study is to examine the effect of a device which generates low energy ultrasound waves like the UroShield product. The endpoint of the study is to show its effect on development of bacterial colonies on endotracheal tubes, in patient receiving mechanical ventilation, and to determine whether this effect lowers the rate of bacterial resistance to antibiotics. Results of this study are not known at this time. The targeted completion for the study is the second quarter of 2018.

Research and Development Expenses

During the years ended December 31, 2017 and 2016, we spent approximately $693,000 and $584,000, respectively, on research and development activities. None of the cost of such activities is borne directly by our customers.

Intellectual Property

Patents

We have rights to six patents in the United States. Granted U.S. Patent No. 7,393,501 (having the following foreign counter-parts: China ZL03818327.7; Israel 165422; Japan 4504183; India 246351; Australia 2003231892; European Union 1511414 B), “Method, apparatus and system for treating biofilms associated with catheters” and granted U.S. Patent No. 7,829,029 (having the following foreign counter-parts: China ZL200780019732.3 and European Union 1998834), “Acoustic add-on device for biofilm prevention in urinary catheter,” both relate to the use of surface acoustic waves to prevent biofilm formation on indwelling catheters. These granted U.S. patents expire on December 19, 2023 and October 27, 2025, respectively. Granted U.S Patent No. 9,028,748, “System and method for surface acoustic wave treatment of medical devices,” relate to methods of generating surface acoustic waves on medical device surfaces on both indwelling medical devices and implants to prevent biofilm formation This U.S. patent expires on July 11, 2030. Granted U.S. Patent No. 9,585,977 (having the following foreign counter-parts: China ZL200780014875.5, European Union, and allowed Israel application), “System and method for surface acoustic waves treatment of skin,” relates to methods of using surface acoustic waves for treatment of skin for the purpose of wound-healing, reducing infection, pain reduction and cosmetic enhancements. This U.S. patent expires August 20, 2033.

We also license two in-force patents pursuant to a license agreement with Piezo-Top Ltd and PMG Medica Ltd., U.S. Patent No. 6,454,716 B1, “System and method for detection of fetal heartbeat,” and U.S. Patent No. 6,964,640 B2, “System and method for detection of motion,” which incorporate certain technology related to detecting in-vivo motion relating to biological parameters such as, for example, blood flow detection, heartbeat monitoring, fetal motion monitoring, fetal heartbeat monitoring, etc.. The configuration allows for an optimal scanning range at an unlimited number of angles. These patents expire on May 23, 2020 and January 22, 2023, respectively.

We believe the granted patents, patent applications and license agreement (described below) collectively cover our existing products to the extent necessary, and may be useful for protecting our future technology developments. We intend to continue patenting new technology as it is developed, and to actively pursue any infringement of any of our patents.

To date, we are not aware of other companies that have patent rights to a comparable system and method for surface acoustic wave treatment for skin.

Trademarks

We believe that our product brand names are an important factor in establishing and maintaining brand recognition. We have the following trademark registrations in the United States: NanoVibronix®, WoundShield®, PainShield®, and UroShield®. We intend to re-file and pursue our previously acquired trademark registration “Curing though prevention”®, which expired in July 2015. Generally, the protection afforded for trademarks is perpetual, if they are renewed on a timely basis, if registered, and continue to be used properly as trademarks.

License Agreement

In October 2003, we entered into a license agreement with Piezo-Top Ltd and PMG Medica Ltd, pursuant to which we were granted an exclusive, worldwide license for the duration of the patent life of U.S. Patent No. 6,454,716 B1, U.S. Patent No. 6,964,640 B2 and U.S. Patent No. 7,431,892 B2 (see “—Patents” above). U.S. Patent No. 7,431,892 B2 has since expired. In exchange for the license, we paid Piezo-Top Ltd and PMG Medica Ltd payments of (i) $5,000 each after the first round of investment in us, (ii) $7,500 each after the second round of investment in us, and (iii) $25,000 each after either the third round of investment, the purchase of at least 40% of our stock or our initial public offering. We have made all three of the required payments under this agreement.

Government Regulation

U.S. Food and Drug Administration Regulation

Each of our products must be approved, cleared by, or registered with the U.S. Food and Drug Administration before it is marketed in the United States. Before and after approval or clearance in the United States, our products, approved or cleared products and product candidates, are subject to extensive regulation by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. The U.S. Food and Drug Administration regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products. PainShield has already obtained 510(k) marketing approval by the U.S. Food and Drug Administration.

U.S. Food and Drug Administration Approval or Clearance of Medical Devices

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls the U.S. Food and Drug Administration determines are necessary to reasonably ensure their safety and efficacy:

●	Class I: general controls, such as labeling and adherence to quality system regulations, and a pre-market notification (510(k)) unless exempt;

●	Class II: special controls, pre-market notification (510(k)) unless exempt, specific controls such as performance standards, patient registries and post-market surveillance and additional controls such as labeling and adherence to quality system regulations; and

●	Class III: special controls and approval of a Pre-Market Approval, or PMA, application.

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

The U.S. Food and Drug Administration may require us to perform clinical studies to show a product candidate’s safety and efficacy in addition to technological equivalence in support of our filed 510(k). No matter which regulatory pathway we may take in the future towards marketing products in the United States, we believe we will be required to provide clinical proof of device effectiveness and safety.

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

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive nonclinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the U.S. Food and Drug Administration will inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the U.S. Food and Drug Administration determines the application or manufacturing facilities are not acceptable, the U.S. Food and Drug Administration may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the U.S. Food and Drug Administration ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, a U.S. Food and Drug Administration advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the U.S. Food and Drug Administration whether, or upon what conditions, the device should be approved. The U.S. Food and Drug Administration is not bound by the advisory panel decision. While the U.S. Food and Drug Administration often follows the panel’s recommendation, there have been instances where the U.S. Food and Drug Administration has not. If the U.S. Food and Drug Administration finds the information satisfactory, it will approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The typical duration to receive PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

As described above, we anticipate that our UroShield product will receive a de novo review from the U.S. Food and Drug Administration. De novo review is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associated with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be not substantially equivalent to another approved device, the product is automatically classified as a Class III device. The manufacturer can then submit a request for an evaluation to have the product reclassified from Class III into Class I or Class II. The U.S. Food and Drug Administration will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If the U.S. Food and Drug Administration determines that the level of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and the U.S. Food and Drug Administration will issue a new classification regulation and product code. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices.

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

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	the U.S. Food and Drug Administration quality systems regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

●	the Medical Device Reporting regulation, which requires reporting to the U.S. Food and Drug Administration of certain adverse experiences associated with use of the product.

Good Manufacturing Practices Requirements

Manufacturers of medical devices are required to comply with the good manufacturing practices set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act as further set forth in the Code of Federal Regulations as 21 CFR Part 820. Current good manufacturing practices (“cGMP”) regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must meet current good manufacturing practices requirements to the satisfaction of the U.S. Food and Drug Administration pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by the U.S. Food and Drug Administration and other authorities to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer, and possibly us, to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the U.S. Food and Drug Administration and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

The primary regulatory bodies and paths in Asia, Australia, Canada and Latin America are determined by the requisite country authority. In most cases, establishment registration and device licensing are applied for at the applicable Ministry of Health through a local intermediary. The requirements placed on the manufacturer are typically the same as those contained in ISO 9001 or ISO 13485, requirements for quality management systems published by the International Organization of Standardization. In some countries outside Europe, we are or will be able to sell on the basis of our CE Mark. We have the Health Canada medical device license for PainShield, WoundShield and UroShield, a certificate by the Israel Ministry of Health allowing us to sell PainShield, WoundShield and UroShield in Israel, a certificate allowing us to sell PainShield in Australia, and we are able to sell PainShield, WoundShield and UroShield in India and Ecuador based on our CE Mark. In addition, our distributor in Korea has applied for approval to sell PainShield and UroShield. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

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

U.S. Fraud and Abuse and Other Health Care Laws

In the United States, federal and state fraud and abuse laws prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of health care products and services. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other health care laws and regulations may apply, such as transparency and reporting requirements, and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state health care programs. These laws are potentially applicable to manufacturers of products regulated by the U.S. Food and Drug Administration as medical devices, such as us, and hospitals, physicians and other potential purchasers of such products. The health care laws that may be applicable to our business or operations include:

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

Customers

We currently sell our products both through our website and distribution agreements, with approximately 47% of our sales coming through distributors in 2017. We expect that percentage to grow significantly as we enter into additional distribution agreements. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, various countries throughout Europe, India, Canada and Asia. We have recently enlisted Diligence Wound Care Global LLC on a solely incentive based basis, to assist in identifying and obtaining distribution in various parts of the world, in particular, Southeast Asia, China and Mexico.

We are currently in discussions with a number of distribution companies in the United States, Canada, Europe, and Asia, as well as a distributor which will allow access into Veterans Administration facilities. Our current agreements stipulate that distributors will be responsible for carrying out local marketing activities and sales. We are responsible for training, providing marketing guidance, marketing materials, and technical guidance. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. We expect any future distribution agreements to contain substantially similar stipulations. Under our current agreements, distributors purchase our products from us at a fixed price. Our current agreements with distributors are generally for a term of approximately two to three years and automatically renew for an additional annual terms unless modified by either party.

Manufacturing and Suppliers

We assemble our products in-house at our facilities in Nesher, Israel. All of the component parts of our products are readily available from a number of manufacturers and suppliers. We order component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers are APC International, Ltd., R&D Medical Products, DI-EL Tack Ltd., Rotel Product Engineering Ltd. and Afinity. We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. Before deciding whether to invest in our securities, you should consider carefully the risks described below, together with other information with the other information set forth in this Annual Report on Form 10-K. If any of these risks actually occur, our business, financial condition, results of operations or cash flow could be seriously harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or that we currently see as immaterial, may also harm our business. Please also read carefully the section below entitled “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

For the fiscal year ended December 31, 2017, we had a net loss of $4,965, with revenues of $239. As of December 31, 2017, we had an accumulated deficit of $28,382.We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for UroShield and WoundShield, and market acceptance and reclassification of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds of the sale of our securities, with only limited revenue being generated from our product sales. In order to fully realize our business objectives, we may need to raise additional capital. We may seek to raise such additional funds through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations through the imposition of restrictive covenants and requiring us to pledge assets in order to secure repayment. In addition, if we raise funds through the sale of equity, we may issue equity securities with rights superior to our common stock, including voting rights, rights to proceeds upon our liquidation or sale, rights to dividends and rights to appoint board members. Any such required financing may not be available in amounts or on terms acceptable to us, and the failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

A variety of factors could impact the timing and amount of any required financings, including, without limitation:

●	unforeseen developments during our clinical trials;
●	delays in our receipt of required regulatory approvals;
●	delayed market acceptance of our products;
●	unanticipated expenditures in our acquisition and defense of intellectual property rights, and/or the loss of those rights;
●	the failure to develop strategic alliances for the marketing of some of our product candidates;
●	unforeseen changes in healthcare reimbursement for any of our approved products;
●	lack of financial resources to adequately support our operations;
●	difficulties in maintaining commercial scale manufacturing capacity and capability;
●	unanticipated difficulties in operating in international markets;
●	unanticipated financial resources needed to respond to technological changes and increased competition;
●	unforeseen problems in attracting and retaining qualified personnel;
●	enactment of new legislation or administrative regulations;
●	the application to our business of new regulatory interpretations;
●	claims that might be brought in excess of our insurance coverage;
●	the failure to comply with regulatory guidelines; and
●	the uncertainty in industry demand.

In addition, although we have no present commitments or understandings to do so, we may seek to expand our operations and product lines through acquisitions or joint ventures. Any acquisition or joint venture would likely increase our capital requirements.

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

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device companies, such as Neurometrix Inc., Zetrox, Kinetic Concepts, Inc. and Smith & Nephew plc, manufacturers of certain portable ultrasound devices capable of self-administered use, as well as from academic institutions, government agencies, and private and public research institutions in the United States and abroad. Most, if not all, of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, marketing approved products, protecting and defending their intellectual property rights and designing around the intellectual property rights of others. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements, or mergers with, or acquisitions by, large and established companies, or through the development of novel products and technologies.

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

We are subject to the risks that:

●	the U.S. Food and Drug Administration or a foreign regulatory authority finds our product candidates ineffective or unsafe;
●	we do not receive necessary regulatory approvals;
●	the regulatory review and approval process may take much longer than anticipated, requiring additional time, effort and expense to respond to regulatory comments and/or directives;
●	we are unable to get our product candidates in commercial quantities at reasonable costs; and
●	the patient and physician community does not accept our product candidates.

In addition, our product development program may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

●	adverse or ambiguous results;
●	undesirable side effects that delay or extend the trials;
●	the inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials; and
●	regulatory delays or other regulatory actions.

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

As a small company with eight full-time employees and four contract employees, our success depends on the continuing contributions of our management team and qualified personnel and on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We are also at a disadvantage in recruiting and retaining key personnel as our small size and limited resources may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan.

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

We have obtained patents and we have patent applications pending in both the United States and foreign jurisdictions. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable. We have also obtained trademark registration in the United States and in foreign jurisdictions. Effective trade secret, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, our competitors may independently develop technologies that are similar to ours but which avoid the scope of our intellectual property rights. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our products. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether we are a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not the litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

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

International sales of our products and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the United States where we do not already possess regulatory approval will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging and labeling requirements, and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements, as well as reimbursement and healthcare payment systems. The approval by foreign government authorities is unpredictable and uncertain, and can be expensive. We may be required to perform additional pre-clinical, clinical or post-approval studies even if U.S. Food and Drug Administration approval has been obtained. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

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

It may be difficult for investors in the United States to enforce any judgments obtained against us or any of our directors or officers.

Almost all of our assets are located outside the United States, although we do maintain a permanent place of business within the United States. In addition, some of our officers and directors are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our non-U.S. directors or officers, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Additionally, it may be difficult to assert U.S. securities law claims in actions originally instituted outside of the United States. Israeli courts may refuse to hear a U.S. securities law claim because Israeli courts may not be the most appropriate forums in which to bring such a claim. Even if an Israeli court agrees to hear a claim, it may determine that the Israeli law, and not U.S. law, is applicable to the claim. Further, if U.S. law is found to be applicable, certain content of applicable U.S. law must be proved as a fact, which can be a time-consuming and costly process, and certain matters of procedure would still be governed by the Israeli law. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal and state securities laws against us or any of our non-U.S. directors or officers.

Risks Related to Our Organization and Our Securities

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

 We expect that the price of our securities will fluctuate significantly. Market prices for securities of early-stage medical device companies have historically been particularly volatile. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

●	progress, or lack of progress, in developing and commercializing our products;
●	favorable or unfavorable decisions about our products or intellectual property from government regulators, insurance companies or other third-party payers;
●	our ability to recruit and retain qualified regulatory and research and development personnel;
●	changes in investors’ and securities analysts’ perception of the business risks and conditions of our business;
●	changes in our relationship with key collaborators;
●	changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
●	changes in key personnel;

●	depth of the trading market in our common stock;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the granting or exercise of employee stock options or other equity awards;
●	realization of any of the risks described under this section entitled “Risk Factors”; and
●	general market and economic conditions.

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

We have a significant number of warrants and options, and future sales of our common stock upon exercise of these options or warrants, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock and make it more difficult for us to raise funds through future offerings of common stock. Our stockholders and the holders of our outstanding warrants and options, upon exercise of these options or warrants, may sell substantial amounts of our common stock in the public market. The availability of these shares of our common stock for resale in the public market has the potential to cause the supply of our common stock to exceed investor demand, thereby decreasing the price of our common stock.

In addition, the fact that our stockholders and holders of our warrants and options can sell substantial amounts of our common stock in the public market, whether or not sales have occurred or are occurring, could make it more difficult for us to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and would continue to be an emerging growth company until the December 31, 2022, or until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1.07 billion (as indexed for inflation); (ii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iii) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also no longer qualify as a smaller reporting company.

We are an “emerging growth company” and we cannot be certain that the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

The JOBS Act permits “emerging growth companies” like us to rely on some of the reduced disclosure requirements that are already available to smaller reporting companies. As long as we qualify as an emerging growth company or a smaller reporting company, we would be permitted to omit an auditor’s attestation on internal control over financial reporting that would otherwise be required by the Sarbanes-Oxley Act, and are also exempt from the requirement to submit “say-on-pay”, “say-on-pay frequency” and “say-on-parachute” votes to our stockholders and may avail ourselves of reduced executive compensation disclosure that is already available to smaller reporting companies.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our board of directors. These provisions also could limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	allow the authorized number of directors to be changed only by resolution of our board of directors;
●	authorize our board of directors to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the board of directors and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our board of directors does not approve;
●	establish advance notice requirements for stockholder nominations to our board of directors or for stockholder proposals that can be acted on at stockholder meetings; and
●	limit who may call a stockholder meeting.

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

Through our Israeli subsidiary, as of December 31, 2017, we received grants of $437,000 from the Office of the Chief Scientist of the Israeli Ministry of Industry, Trade and Labor, or the Office of the Chief Scientist, for research and development programs related to products that we are not currently commercializing or marketing. Because we are no longer developing the product to which the grants relate, we do not believe that we are subject to any material conditions with respect to the grants, except for the restrictions on our ability to make certain transfers of the technology or intellectual property related to these grants described below. We could in the future determine to apply for further grants. If we receive any such grants, we would have to comply with specified conditions, including paying royalties with respect to grants received. If we fail to comply with these conditions in the future, sanctions might be imposed on us, such as grants could be cancelled and we could be required to refund any payments previously received under these programs.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and an office in Elmsford, New York. Our lease for the facility in Nesher expired June 30, 2017 and we have continued to rent the facility on a month by month basis with the expectation to enter into a new lease in the second quarter of 2018. The space is approximately 160 square meters. We pay approximately $2,500 per month under our lease. We also use a small office in Elmsford, New York. The use of this space is included in a services agreement pursuant to which we pay $7,000 per month for, among other services, processing products for shipping, customer service, payment processing and maintenance of certain records. We believe that our facilities are adequate to meet our current and proposed needs.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

 Our common stock has been quoted on the NASDAQ Capital Market under the symbol “NAOV” since November 8, 2017. Prior to that date, our common stock had been quoted on the OTCQB over-the-counter marketplace under the symbol “NAOV” since April 10, 2015. Prior to April 10, 2015, there was no established public trading market for our common stock.

The following table sets forth (i) the intra-day high and low sales price per share for our common stock, as reported on the NASDAQ Capital Market, for the period of November 8, 2017 to December 31, 2017, and (ii) the high and low bid prices of our common stock as reported on the OTCQB, for the period January 1, 2016, to November 7, 2018. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Common Stock
	High	Low
Fiscal Year Ending December 31, 2017
Fourth quarter	$7.32	$3.68
Third quarter	$6.75	$5.50
Second quarter	$6.25	$5.80
First quarter	$6.20	$5.95
Fiscal Year Ended December 31, 2016
Fourth quarter	$7.00	$5.50
Third quarter	$5.56	$5.20
Second quarter	$5.50	$4.75
First quarter	$4.95	$4.15

The last reported sale price for our common stock on the NASDAQ as of March 29, 2018 was $4.76 per share. As of March 29, 2018, we had 3,935,865 issued and outstanding shares of common stock, which were held by 129 holders of record.

As of March 29, 2018, we had a total of 2,483,142 shares of our Series C Preferred Stock outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of March 29, 2018, we had a total of 304 shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

Dividend Policy

In the past, we have not declared or paid cash dividends on our common stock, Series C Preferred Stock or Series D Preferred Stock, and we do not intend to pay any cash dividends on our common stock or preferred stock. Rather, we intend to retain future earnings (if any) to fund the operation and expansion of our business and for general corporate purposes. Subject to legal and contractual limits, our board of directors will make any decision as to whether to pay dividends in the future.

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

Recent Events

Underwritten Public Offering

On November 6, 2017, we closed an underwritten public offering of 1,224,488 shares of our common stock (and Series D Convertible Preferred Stock in lieu of common stock if the purchase of common stock in the offering would otherwise result in a purchaser, together with its affiliates and certain related parties, beneficially owning more than 4.99% of our outstanding common stock immediately following the consummation of the offering), together with warrants to purchase up to 918,366 shares of common stock at an offering price of $4.90 per share of common stock and accompanying warrant to purchase 0.75 of one share of common stock. We sold 327 shares of Series D Convertible Preferred Stock in lieu of 327,000 shares of common stock in the offering. Additionally in connection with this offering, we issued to the underwriters a unit purchase option to purchase units at an exercise price equal to $6.125 pursuant to which an aggregate of 61,224 shares and warrants to purchase 45,918 shares are issuable to the underwriters. Total gross proceeds from the offering totaled approximately $6,000,000, and net proceeds totaled approximately $5,056,000 after deducting underwriting and estimated offering expenses. Each warrant has an exercise price of $6.95 per full share of common stock with a life of five years. We intend to use the net proceeds from this offering: (i) to cover expenses related to listing our shares on The NASDAQ Capital Market; (ii) to expand our sales leadership and field level sales resources; (iii) for research and development; (iv) to implement our Surface Acoustic Wave platform to other applications; (v) to pursue complimentary acquisitions; and (vi) for general working capital. The securities were issued pursuant to our registration statement on Form S-1 originally filed with the Securities and Exchange Commission on June 21, 2017, and declared effective on November 1, 2017.

Conversion of Convertible Promissory Notes

In September 2017, all of the holders of the convertible promissory notes issued in connection with a series of bridge financings between March 1, 2017 and September 30, 2017 (collectively, the “2017 Notes”) agreed to convert the full principal and accrued interest on the 2017 Notes into our equity securities in the event we consummated an equity financing pursuant to which we issue and sell shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “Qualified Financing”) any time before December 31, 2017. The offering that closed on November 6, 2017, constituted a Qualified Financing, and based on the outstanding principal amount and all accrued but unpaid interest on the 2017 Notes at 80% of the offering price of $4.90 per share of common stock and accompanying warrant, we issued an aggregate of 361,462 shares of common stock (and common stock equivalents) and warrants to purchase an aggregate of 271,096 shares of common stock to the holders of the 2017 Notes, all of which are subject to lock-up agreements for 180 days from November 1, 2017.

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

Revenue recognition

We generate revenues from the sale of our products to distributors and patients. Revenues from those products are recognized in accordance with ASC 605, “Revenue Recognition,” when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable, no further obligation exists and collectability is probable.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight line method in our consolidated statement of comprehensive loss.

We have early adopted Accounting Standard Update (“ASU”) 2016-09, “Compensation - Stock Compensation”, in the 2016 consolidated financial statements and account for forfeitures as they occur.

We selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for our stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements. The expected option term represents the period that our stock options are expected to be outstanding. We currently use the simplified method, in accordance with ASC No.718-10-S99-1 (SAB No. 110), and will continue to do so until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The expected dividend yield assumption is based on our historical experience and expectation of no future dividend payouts. We have historically not paid cash dividends and have no foreseeable plans to pay cash dividends in the future.

We apply ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”) with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Income taxes

We account for income taxes in accordance with ASC 740, “Income Taxes”. This topic prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We provide full valuation allowance, to reduce deferred tax assets to the amount that is more likely than not to be realized.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. We early adopted ASU 2015-17 as of December 31, 2017, which had no impact on our consolidated financial statements.

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

Warrants

We account for stock warrants held by investors as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement.

Stock warrants are accounted for as a liability if they contain “down-round protection” or other terms that could potentially require “net cash settlement” in accordance with the provisions of ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), which provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify to be a derivative financial instrument. We measure such warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the our statement of comprehensive loss as financial income or expense, as appropriate.

Debt Issued with Warrants

We consider guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for the issuance of convertible debt with detachable warrants. As described above under the caption “Warrants”, we classify stock warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with liability-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the warrants at their full estimated fair value and established as both a liability and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and a beneficial conversion feature, is allocated to the debt. We account for debt as liabilities measured at amortized cost and amortize the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument pursuant to ASC 835, Interest (ASC 835).

Recently issued accounting standards

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 2, “Significant Accounting Policies” to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Going Concern

The financial statements have been prepared assuming that we will continue as a going concern.  Since our formation, we utilized funds generated from public offerings, private placement offerings and debt to fund our product development. We incurred losses in the amount of $4,965 during the year ended December 31, 2017, and have an accumulated deficit of $28,382 as of December 31, 2017. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully clear regulatory requirements and commercialize our products, our development of future products and competing technological and market developments. We intend to use the proceeds generated from equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

Results of Operations

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

Revenues. For the twelve months ended December 31, 2017 and 2016, our revenues were approximately $239,000 and $229,000, respectively, an increase of approximately 4.3%, or $10,000, between the periods. The increase was mainly attributable to increased sales from adding distributors. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from period to period and, as we continue to grow our business, growth in revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the forseeable future.

For the twelve months ended December 31, 2017, the percentage of revenues attributable to our products was: PainShield – 75.7% and UroShield – 24.3%. For the twelve months ended December 31, 2016, the percentage of revenues attributable to our products was: PainShield – 90.8% and UroShield – 9.2%. For the twelve months ended December 31, 2017 and 2016, the percentage of revenues attributable to our disposable products was 47.4% and 42.5%, respectively. For the twelve months ended December 31, 2017 and 2016, the portion of our revenues that was derived from distributors was 47% and 30.3%, respectively.

Gross Profit. For the twelve months ended December 31, 2017, gross profit increased by approximately 7.1%, or $10,000, to approximately $151,000 from approximately $141,000 during the same period in 2016.

Gross profit as a percentage of revenues were approximately 63.2% and 61.6% for the twelve months ended December 31, 2017 and 2016, respectively. The slight increase in gross profit as a percentage is mainly due to the increased percentage of our disposable product sales which typically have higher margins.

Our gross profit may be affected year-over-year by the mix of revenues between sales to distributers and sales directly to the end customers (where sales directly to the end customers generally have a higher margin). As a result, we are subject to year-over-year fluctuation in our gross profits.

Research and Development Expenses. For the twelve months ended December 31, 2017 and 2016, research and development expenses were $693,000 and $584,000, respectively, an increase of approximately 18.7%, or $109,000, between the periods. This increase was mainly due to an increased volume of clinical trial costs that took place in 2017 as well as increased development of new products.

Research and development expenses as a percentage of total revenues were approximately 290.0% and 255.0% for the twelve months ended December 31, 2017 and 2016, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock based compensation expenses, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the twelve months ended December 31, 2017 and 2016, selling and marketing expenses were approximately $465,000 and $514,000, respectively, a decrease of approximately 9.5%, or $49,000, between the periods.

The decrease in selling and marketing expenses was mainly due to decreased selling and marketing activities, particularly decreased trade show expenses and marketing campaigns due to limited capital resources in 2017 and our focus on research and development.

Selling and marketing expenses as a percentage of total revenues were approximately 194.6% and 224.5% for the twelve months ended December 31, 2017 and 2016, respectively. The decrease in our percentage was due to the decreased spending mentioned above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the twelve months ended December 31, 2017 and 2016, general and administrative expenses were approximately $2,084,000 and $1,359,000, respectively, an increase of approximately 53.5%, or $725,000, between the periods.

The increase was mainly attributable to increased executive compensation for the management team that started in the fourth quarter of 2016 as well as the increased stock-based compensation of our new management as well as increased spending to position us to raise additional capital through the sale of our securities.

General and administrative expenses as a percentage of total revenues were approximately 872.0% and 593.4% for the twelve months ended December 31, 2017 and 2016, respectively. The increase was due to the increase in general and administrative expenses, described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, costs associated with being a publicly traded company, stock-based compensation expenses, accounting and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the twelve months ended December 31, 2017 and 2016, financial expenses, net were $1,836,000 and $398,000, respectively, an increase of approximately 361.3%, or $1,438,000, between the periods. The increase resulted primarily from an increased valuation adjustment of our warrants due to the increased stock price at the time of the exercise of the warrants and discount amortization of promissory notes issued in 2017.

Tax expenses. For the twelve months ended December 31, 2017 and 2016, tax expenses were $38,000 and $117,000 respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate and unrecognized tax benefits as a result of tax positions taken.

Net Loss. Our net loss increased by approximately $2,134,000, or 75.4%, to approximately $4,965,000 for the twelve months ended December 31, 2017 from approximately $2,831,000 during the same period in 2016. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of $4,965,000 during the year ended December 31, 2017, and have accumulated negative cash flow from operating activities of $2,182,000 for the year ended December 31, 2017.

During the year ended December 31, 2017, and through March 29, 2018, we met our short-term liquidity requirements from our existing cash reserves and from proceeds from the sales of convertible promissory notes in an aggregate amount of $1,380,000, as well as the net proceeds of $5,056,000 from our underwritten public offering of common stock and warrants which closed on November 6, 2017. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to use these proceeds to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that such proceeds will provide sufficient funding to meet our liquidity needs for the next twelve months. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of December 31, 2017, and we are not aware of any material trends in capital resources that would impact our business.

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

General. As of December 31, 2017, we had cash and cash equivalents of approximately $4,360,000, compared to approximately $106,000 as of December 31, 2016. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $2,182,000 for the twelve months ended December 31, 2017 and approximately $1,533,000 for the same period in 2016. The increase in our usage of cash in our operating activities in the amount of $649,000 is mainly attributable to the increase in costs associated the increase in research and development, increased compensation of the new management teams and the costs incurred in the raising of capital described above.

No cash was used in our investing activities during the twelve months ended December 31, 2017 compared to $8,000 during the twelve months ended December 31, 2016.

Cash provided by financing activities was approximately $6,436,000, from proceeds from the sales of the 2017 Notes in an aggregate amount of $1,380,000, as well as the net proceeds of $5,056,000 from our underwritten public offering which closed on November 6, 2017, compared to $33,000 for the twelve months ended December 31, 2016, which were derived from the proceeds from the exercise of options. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

Off Balance Sheet Arrangements

As of December 31, 2017, we have no off-balance sheet transactions, arrangements, obligations, or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2017.

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

Management, including our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on its assessment and those criteria, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2017.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

 The information required in response to this Item 10 will be set forth in our definitive proxy statement on Schedule 14A for the 2018 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K (the “Proxy Statement”), and is incorporated herein by reference.

We have adopted a code of ethics that applies to all of our directors, officers and employees, including the principal executive officer and the principal financial officer. The full text of our code of ethics was filed as Exhibit 14.1 to the annual report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this Item 11 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required in response to this Item 12 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required in response to this Item 13 will be set forth in our Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required in response to this Item 14 will be set forth in our Proxy Statement and is incorporated herein by reference.

  PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NanoVibronix Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoVibronix Inc. and its subsidiary (“the Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, shareholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KOST FORER GABBAY & KASIERER

A Member of Ernst & Young Global

We have served as the Company’s auditor since 2003.

Tel-Aviv, Israel

March 29, 2018

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands

	December 31,
	2017	2016

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,360	$106
Trade receivables	24	6
Prepaid expenses and other accounts receivable (Note 3)	56	42
Inventories (Note 4)	76	67

Total current assets	4,516	221

NON-CURRENT ASSETS:
Long-term prepaid expense	5	5
Severance pay fund	338	257
Property and equipment, net (Note 5)	6	11

Total non- current assets	349	273

Total assets	$4,865	$494

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
U.S. dollars in thousands (except share and per share data)
	December 31,
	2017		2016

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$168		$82
Other accounts payables (Note 6)	629		483

Total current liabilities	797		565

NON- CURRENT LIABILITIES:
Warrants to purchase Common stock (Notes 8, 10i)	—		2,079
Accrued severance pay	434		349

Total long-term liabilities	434		2,428

COMMITMENTS AND CONTINGENT LIABILITIES (Note 9)

STOCKHOLDERS’ EQUITY (DEFICIENCY) (Note 10):
Stock capital -
Common stock of $ 0.001 par value - Authorized: 20,000,000 shares at December 31, 2017 and 2016; Issued and outstanding: 3,935,865 and 2,632,710 shares at December 31, 2017 and 2016, respectively	4		2
Series C Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares at December 31, 2017 and 2016; Issued and outstanding: 2,483,142 and 1,951,261 at December 31, 2017 and 2016, respectively	2		2
Series D Preferred stock of $ 0.001 par value - Authorized: 5,000 and 0 shares at December 31, 2017 and 2016, respectively; Issued and outstanding: 304 and 0 at December 31, 2017 and 2016, respectively		*)	—

Additional paid-in capital	32,010		20,073
Accumulated deficit	(28,382)		(22,576)

Total stockholders’ equity (deficiency)	3,634		(2,499)

Total liabilities and stockholders’ equity (deficiency)	$4,865		$494

*) Represents an amount lower than $ 1 thousands.

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
U.S. dollars in thousands (except share and per share data)

	Year ended December 31,
	2017	2016

Revenues	$239	$229

Cost of revenues	88	88

Gross profit	151	141

Operating expenses:

Research and development	693	584

Selling and marketing	465	514

General and administrative	2,084	1,359

Total operating expenses	3,242	2,457

Operating loss	(3,091)	(2,316)

Financial expense, net (Note 12)	1,836	398

Loss before taxes on income	(4,927)	(2,714)

Taxes on income (Note 11)	38	117

Loss	$(4,965)	$(2,831)

Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	841	—
Total comprehensive loss attributable to holders of Common stock, Preferred C stock and Preferred D stock	$(5,806)	$(2,831)

Common stock, Preferred C stock and Preferred D stock basic and diluted net loss per share (Note 2q)	$(1.17)	$(0.62)

Weighted average number of shares of Common stock, Preferred C stock and Preferred D stock used in computing basic and diluted net loss per share (Note 2q)	4,964,077	4,578,470

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
U.S. dollars in thousands (except share data)

	Preferred C stocks			Preferred D stocks			Common stocks			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity (deficiency)
	Number	Amount		Number	Amount		Number	Amount

Balance as of January 1, 2016	1,951,261	$—		—	—		2,611,328	$2		$19,521	$(19,734)	$(209)

Issuance of Common stock upon exercise of options	—	—		—	—		12,382		*)	33	—	33
Issuance of Common stock to consultant	—	—		—	—		9,000		*)	—	—	—
Stock-based compensation related to options granted to employees	—	—		—	—		—	—		459	—	459
ASU 2016-09 adoption, Note 2o	—	—		—	—		—	—		11	(11)	—
Stock-based compensation related to restricted stock granted to consultant	—	—		—	—		—	—		49	—	49
Total comprehensive loss	—	—		—	—		—	—		—	(2,831)	(2,831)

Balance as of December 31, 2016	1,951,261	$2		—	—		2,632,710	$2		$20,073	$(22,576)	$(2,499)

Stock-based compensation related to options granted to employees	—	—		—	—		—	—		800	—	800
Issuance of warrants to Common stock	—	—		—	—		—	—		852	—	852
Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	—	—		—	—		—	—		841	(841)	—
Proceeds from issuance of Common stock, Preferred D stock and warrants, net of issuance costs	—	—		327		*)	897,958	1		5,055	—	5056
Conversion of convertible notes and accrued interest into Common and Preferred D stock	—	—		131		*)	230,680	1		1,761	—	1,762
Conversion of Preferred D into Common stock	—	—		(154)		*)	153,530		*)	—	—	—
Issuance of Common and Preferred C stock upon cashless exercise of warrants and reclassification from liability to equity	531,881		*)	—	—		20,987		*)	2,628	—	2,628
Total comprehensive loss	—	—		—	—		—	—		—	(4,965)	(4,965)

Balance as of December 31, 2017	2,483,142	$2		304	$0		3,935,865	$4		$32,010	$(28,382)	$3,634

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the interim consolidated financial statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands

	Year ended
	December 31,
	2017	2016
Cash flows from operating activities:

Loss	$(4,965)	$(2,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5	7
Stock-based compensation	800	508
Discount amortization of promissory notes	1,197	—
Revaluation of warrants to purchase Common stock	549	383
Increase in trade receivables	(18)	(1)
Increase (decrease) in prepaid expenses and other accounts receivable	(14)	44
Decrease (increase) in inventories	(9)	4
Increase in trade payables	86	24
Increase in other accounts payable	183	244
Increase in accrued severance pay, net	4	90
Increase in long-term prepaid expense	—	(5)

Net cash used in operating activities	(2,182)	(1,533)

Cash flows from investment activities:
Purchase of property and equipment	—	(8)

Net cash used in investment activities	—	(8)

Cash flows from financing activities:
Proceeds from issuance of Convertible Promissory Notes and warrants	1,380	—
Proceeds from issuance of Common stock, Preferred D stock and warrants, net of issuance costs	5,056	—
Proceeds from exercise of options	—	33

Net cash provided by financing activities	6,436	33

Increase (decrease) in cash and cash equivalents	4,254	(1,508)
Cash and cash equivalents at the beginning of the year	106	1,614

Cash and cash equivalents at the end of the year	$4,360	$106

Supplemental information and disclosure of non-cash financing transactions:

Carve out of warrants’ fair value from Convertible Promissory Notes	$852	$—
Conversion of convertible notes and accrued interest into Common and Preferred D stock	$1,762	$—
Cashless exercise of warrants	$2,628	$—
Stock-based compensation- ASU 2016-09 adoption	$—	$11

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

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which also commenced operations in October 2003.

b.	The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses in the amount of $4,965 during the year ended December 31, 2017, has an accumulated deficit of $28,382 as of December 31, 2017 and has accumulated negative cash flow from operating activities amounted to $ 2,182 for the year ended December 31, 2017. The Company expects to continue incurring losses and negative flows from operations. The Company’s management believes that the Company has sufficient capital to execute its business plan over the next twelve months. Management’s plans include the continued commercialization of the Company’s products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it may need to reduce activities, curtail or cease operations.

c.	On February 9, 2015, the Company filed a Registration Statement on Form 10 under the Securities Exchange Act of 1934, as amended, to register its Common stock under Section 12(g) of that act. The Form 10 was effective on April 10, 2015.

d.	On November 6, 2017, the Company closed an underwritten public offering (the “Offering”) of 897,958 shares of the Company’s common stock, 327 shares of the Company’s Series D Preferred shares and warrants resulting in net proceeds of approximately $5,056 (See Note 10g).The securities were issued pursuant to the Company’s registration statement on a Form S-1 originally filed with the Securities and Exchange Commission on June 21, 2017, and declared effective on November 1, 2017.

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).

a.	Use of estimates:

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company’s management believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

b.	Financial statements in U.S. dollars:

The accompanying financial statements have been prepared in U.S. dollars.

The majority of the Company’s expenses, financing activities and revenues are denominated and determined in U.S. dollars. The Company’s management believes that the U.S. dollar is the currency of the primary economic environment in which the Company operates and expects to continue to operate in the foreseeable future. Thus, the functional and reporting currency of the Company is the U.S. dollar.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s transactions and balances denominated in U.S. dollars are presented at their original amounts. Non-dollar transactions and balances have been re-measured to U.S. dollars in accordance with the Accounting Standards Codification (ASC) 830, “Foreign Currency Matters”. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of comprehensive loss as financial income or expenses, as appropriate.

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

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its market value. As of December 31, 2017 and 2016, no provisions for inventory write-downs were recorded.

f.	Non-current prepaid expenses:

Non-current prepaid expenses consist of non-current lease deposits as security for the Company’s motor vehicles leases.

g.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

%

Computers and peripheral equipment	33
Office furniture and equipment	7 – 15

h.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standard Codification (“ASC”) 360, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2017 and 2016, no impairment losses have been identified.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

i.	Severance pay:

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date, and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet.

Severance expenses for the years ended December 31, 2017 and 2016 amounted to $ 85 and $ 150, respectively.

j.	Warrants:

The Company accounts for stock warrants held by investors as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement.

Stock warrants are accounted for as a liability if they contain “down-round protection” or other terms that could potentially require “net cash settlement” in accordance with the provisions of ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), which provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify to be a derivative financial instrument. The Company measures such warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the Company’s statement of comprehensive loss as financial income or expense, as appropriate.

k.	Debt Issued with Warrants:

The Company considers guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815 when accounting for the issuance of convertible debt with detachable warrants. As described above under the caption “Warrants”, the Company classifies stock warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with liability-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the warrants at their full estimated fair value and established as both a liability and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and a beneficial conversion feature, is allocated to the debt. The Company accounts for debt as liabilities measured at amortized cost and amortizes the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument pursuant to ASC 835, Interest (ASC 835).

The Company applied ASC 470-20 and ASC 815 to the Convertible promissory notes (see Note 7).

l.	Revenue recognition:

The Company generates revenues from the sale of its products to distributors and patients. Revenues from those products are recognized in accordance with ASC 605, “Revenue Recognition,” when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable, no further obligation exists and collectability is probable.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

m.	Research and development costs:

Research and development costs are charged to the statement of comprehensive loss, as incurred.

n.	Income taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This topic prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides full valuation allowance, to reduce deferred tax assets to the amount that is more likely than not to be realized.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 was early adopted by the Company as of December 31, 2017, and had no impact on its consolidated financial statements.

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

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight line method in the Company’s consolidated statement of comprehensive loss.

The Company has early adopted ASU 2016-09 in the 2016 consolidated financial statements using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As a result of this adoption, the Company recorded an increase to accumulated deficit of $11 resulting from the election of accounting policy to account for forfeitures as they occur as of January 1, 2016.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements. The expected option term represents the period that the Company’s stock options are expected to be outstanding. The Company currently uses the simplified method and will continue to do so until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The expected dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future.

There were no options granted in 2017. The fair value for options granted in 2016 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	Year ended December 31,
	2017	2016

Risk free interest	—	1.21%-1.88%
Dividend yields	—	0%
Volatility	—	61.3%-63.9%
Expected term (in years)	—	5.5-6.25

The Company applies ASC 505-50, “Equity-Based Payments to Non-Employees” (“ASC 505”) with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

p.	Fair value of financial instruments:

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

Basic net loss per share is computed based on the weighted average number of shares of Common stock, Preferred C and Preferred D stock outstanding during each year. Diluted net loss per share is computed based on the weighted average number of shares of Common stock, Preferred C and Preferred D stock outstanding during each year plus dilutive potential equivalent shares of Common stock, Preferred C and Preferred D stock considered outstanding during the year, in accordance with ASC 260, “Earnings per Share.”

For the years ended December 31, 2017 and 2016, all outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

r.	Concentrations of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents. Cash and cash equivalents are invested in major banks in U.S. and Israel. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

The Company has no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

s.	Contingent liabilities:

The Company accounts for its contingent liabilities in accordance with ASC 450 “Contingencies”. A provision is recorded when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. With respect to legal matters, provisions are reviewed and adjusted to reflect the impact of negotiations, estimated settlements, legal rulings, advice of legal counsel and other information and events pertaining to a particular matter. As of December 31, 2017 and 2016, the Company is not a party to any litigation that could have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

t.

JOBS Act Accounting Election:

The Company qualifies as an “emerging growth company” under the Jumpstart of Business Startups Act of 2012, or the JOBS Act. The JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act of 1933, as amended, or Securities Act, registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult because of the potential differences in accounting standards used.

u.	Impact of recently issued accounting standards:

1.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted.

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

The Company chose to early adopt this new standard on January 1, 2018 using the Modified Retrospective Adoption Transition Method.

The Company has completed its evaluation of the new standard and expects that, as a result of the adoption of this ASU, the timing of recognizing revenue from sales of products to its distributors under agreements that will allow certain rights of return and other special rights may be earlier than under the existing revenue recognition guidance, when these distributors are not considered as end customers.

However, as of January 1, 2018, the Company has determined that this ASU does not require any cumulative effect to its accumulated deficit.

2.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The new guidance requires lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. ASU 2016-02 also will require disclosures designed to give financial statement users information on the amount, timing, and uncertainty of cash flows arising from leases. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The ASU requires a modified retrospective transition approach and provides certain optional transition relief. The Company is currently evaluating when it will adopt this new standard and the expected impact on its consolidated financial statements and related disclosures.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

3.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). This new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. This new standard also clarifies that an entity should determine each separately identifiable source of use within the cash receipts and payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

4.	In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. For all entities, this standard is effective for annual reporting periods beginning after December 15, 2017. Early adoption is permitted. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

5.	In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, this standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period. For all other entities, this standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 3:-	PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLE

	December 31,
	2017	2016

Prepaid expenses	$45	$34
Other accounts receivable	11	8

	$56	$42

NOTE 4:-	INVENTORIES

	December 31,
	2017	2016

Raw materials	$68	$44
Work in process	—	5
Finished goods	8	18

	$76	$67

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2017	2016

Cost:
Computers and peripheral equipment	$48	$48
Office furniture and equipment	3	3

	51	51
Accumulated depreciation:
Computers and peripheral equipment	42	38
Office furniture and equipment	3	2

	45	40

Depreciated cost	$6	$11

During the years ended December 31, 2017 and 2016, fully depreciated assets that were no longer in use with a total cost and accumulated depreciation of $0 and $ 67 were disposed from the consolidated balance sheets.

Depreciation expenses for the years ended December 31, 2017 and 2016 were $5 and $7, respectively.

NOTE 6:-	OTHER ACCOUNTS PAYABLE

	December 31,
	2017	2016

Employees and payroll accruals	$219	$170
Accrued expenses	150	99
Income tax accrual	260	214

	629	483

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 7:-	CONVERTIBLE PROMISSORY NOTES

Since March 1, 2017 through September 30, 2017, the Company completed a series of bridge financings pursuant to which the Company has received from accredited investors $1,380 of loans and issued to the investors convertible promissory notes (the “2017 Notes”) in the aggregate principal amount of $1,380, and seven-year warrants (the “Warrants”) to purchase an aggregate of 552,000 shares of common stock at an exercise price of $5.90 per share.

The 2017 Notes accrued interest at a rate of 6% per annum, payable on the earlier of a 5-year anniversary of the issuance date, or the date that the Company completes a Qualified Financing, as defined in the agreement (the “Maturity Date”). To the extent not previously converted, on the Maturity Date, each investor had the right to receive, at the option of the investor, either (a) cash equal to the original principal amount of the 2017 Notes and interest then accrued and unpaid thereon, or (b) shares of common stock or Series C Convertible Preferred Stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company. Upon consummation of a Qualified Financing, the investors may elect to have the outstanding principal and accrued but unpaid interest thereon converted into shares of the same class and series of equity securities sold in such Qualified Financing, provided that the investor may elect to receive shares of Series C Convertible Preferred Stock instead of shares of common stock, to the extent that common stock are issued in such Qualified Financing, at a price per share equal to the lesser of: (a) 80% of the price per share at which such securities are sold in such Qualified Financing and (b) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock.

As a result of issuing the warrants and as a result of the discount on the conversion price of the 2017 Notes, the Company amortized the embedded benefit in the amount of $1,197 in the year ended December 31, 2017.

In September 2017, all of the holders of the 2017 Notes agreed to convert the full principal and accrued interest on the 2017 Notes into equity securities of the Company in the event the Company consummated a Qualified Financing anytime before December 31, 2017.

On November 6, 2017, the Company completed a public offering, which constituted a Qualified Financing, upon which the 2017 Notes were automatically converted. Based on the outstanding principal amount and all accrued but unpaid interest on the 2017 Notes, at 80% of the offering price of $4.90 per share of common stock and accompanying warrant, the Company issued an aggregate of 361,462 shares of common stock (and common stock equivalents) and warrants to purchase an aggregate of 271,096 shares of common stock to the holders of the 2017 Notes, all of which are subject to lock-up agreements for 180 days from November 1, 2017.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 8:-	FAIR VALUE MEASUREMENTS

a.	During February 2013 through December 2014, the Company issued to certain lenders, who are also shareholders of the Company, warrants to purchase 563,910 shares of Common stock at an exercise price of $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events including “down round” protection. The warrants were expected to expire in February 2018 through December 2019, based on the issuance date. On October 4, 2017, these warrants were cashless exercised (see also Note 10e, i).

The Company accounted for these warrants as a liability according to the provisions of ASC 815-40 and measured the warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they were exercised, with changes in fair values being recognized in the Company’s consolidated statement of comprehensive loss as financial income or expenses.

In estimating the warrants’ fair value the Company used the following assumptions:

	December 31,
	2017	2016

Dividend yield (1)	0%	0%
Expected volatility (2)	39.6%-52.2%	54.07%-65.59%
Risk-free interest (3)	1.13%-1.5%	0.89%-1.47%
Expected term (years) (4)	0.0-2.1	1.1-2.94

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over the term that is equivalent to the expected term of the option.
(3)	Risk-free interest - based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - the expected term was based on the earliest of the maturity date of the warrants or the date of exercise.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 8:-	FAIR VALUE MEASUREMENTS (Cont.)

The level of inputs used to measure fair value was Level 2.

	Fair value of warrants to Common stock
	2017	2016

Balance at January 1	$2,079	$1,696

Change in fair value of warrants	549	383

Balance at October 4	$2,628	$2,079

b.	Effective as of January 27, 2017, the Company entered into amendments to its two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 420,000 shares of common stock at an exercise price of $3.00 per share and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share, issued in January and February 2015, to extend the expiration date of the warrants for two additional years. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.00 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share were to expire on January 29, 2019, and the warrants to purchase 140,000 shares of common stock at $3.00 per share and warrants to purchase 140,000 shares of common stock at $6.00 per share were to expire on February 10, 2019, and the warrants to purchase 13,333 shares of common stock at $3.00 per share and warrants to purchase 13,333 shares of common stock at $6.00 per share were to expire on February 23, 2019. The exercise price and all other terms of the original warrants remain the same. Since substantially all of the warrants to purchase 840,000 shares of common stock subject to the Warrant Amendment are held by the Company’s stockholders, the Warrant Amendment was accounted for as “deemed dividend,” which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, a deemed dividend in the amount of $841 was recorded to the Statement of Changes in Stockholders’ Equity as an increase in additional paid-in capital with a corresponding increase in the accumulated deficit.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 8:-	FAIR VALUE MEASUREMENTS (Cont.)

c.	From March 2017 through September 2017, the Company completed a series of bridge financings, pursuant to which the Company received from eleven investors aggregate proceeds of $1,380 in exchange for 2017 Notes in an aggregate principal amount of $1,380 and seven-year Warrants to purchase an aggregate of 552,000 shares of common stock at an exercise price of $5.90 per share (see Note 10h, i). The Company measured the Warrants at fair value on their issuance date by applying the Black-Scholes options pricing model, according to the following assumptions:

December 31,
2017

Dividend yield (1)	0%
Expected volatility (2)	39.6%-65.85%
Risk-free interest (3)	1.0%-2.27%
Expected term (years) (4)	7

(1)	Dividend yield - was based on the fact that the Company has not paid dividends to its stockholders in the past and does not expect to pay dividends to its stockholders in the future.
(2)	Expected volatility - was calculated based on actual historical stock price movements of companies in the same industry over a term that is equivalent to the expected term of the warrants.
(3)	Risk-free interest – was based on yield rate of non-index linked U.S. Federal Reserve treasury stock.
(4)	Expected term - was based on the maturity date of the warrants.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 9:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2017.

There are no future minimum lease commitments under non-cancelable operating lease agreements as of December 31, 2017.

The Company leases motor vehicles under cancelable lease agreements. The Company has an option to be released from this lease agreement, which may result in penalties in a maximum amount of approximately $5.

Rent and related expenses were $27 and $30 for the years ended December 31, 2017 and 2016, respectively.

Motor vehicle leases, and related expenses were $15 and $17 for the years ended December 31, 2017 and 2016, respectively.

b.	Royalties to the Israel Innovation Authority (“the IIA”):

Under the Company’s subsidiary research and development agreements with the IIA and pursuant to applicable laws, the Company is required to pay royalties at the rate of 3-3.5% of sales of products developed with funds provided by the IIA, up to an amount equal to 100% of the IIA research and development grants received, linked to the dollar including accrued interest at the LIBOR rate. The Company has received through the years grants in the amount of $ 437. The Company is obligated to repay the Israeli Government for the grants received only to the extent that there are sales of the funded products. As of December 31, 2017, there are no sales from the funded projects.

As of December 31, 2017, the Company has a contingent obligation to pay royalties in the principal amount of approximately $ 465. In addition, the IIA may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	Common Stock:

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

c.	Series D Preferred Stock:

Each share of Series D Preferred Stock is convertible into 1,000 shares of common stock (subject to the beneficial ownership limitations and adjustment as provided in the certificate of designation) at any time at the option of the holders, provided that each holder would be prohibited from converting Series D Preferred Stock into shares of common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until the 61st day after such notice to the Company.

In the event of our liquidation, dissolution, or winding up, each holder of Series D Preferred Stock will be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series D Preferred Stock if such shares had been converted to common stock immediately prior to such event (without giving effect for such purposes to the 4.99% or 9.99% beneficial ownership limitation, as applicable) subject to the preferential rights of holders of any class or series of the Company’s capital stock specifically ranking by its terms senior to the Preferred D stock as to distributions of assets upon such event, whether voluntarily or involuntarily.

Shares of Series D Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the board of directors. However, holders of Series D Preferred Stock are entitled to receive dividends on shares of Series D Preferred Stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when such dividends are specifically declared by the board of directors, except for stock dividends or distributions payable in shares of common stock on shares of common stock or any other common stock equivalents for which the conversion price will be adjusted. The Company is not obligated to redeem or repurchase any shares of Series D Preferred Stock. Shares of Series D Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provision.

The holders of the Series D Preferred Stock have no voting rights, except as required by law. The Company may not alter or change adversely the powers, preferences and rights of the Series D Preferred Stock or amend the certificate of designation or amend its certificate of incorporation or bylaws in any manner that adversely affects any right of the holders of the Series D Preferred Stock without the affirmative vote of the holders of a majority of the shares of Series D Preferred Stock then outstanding.

The Company is obligated to deliver shares of common stock upon conversion of the Series D Preferred Stock (the “Conversion Shares”), within the time period specified in the certificate of designation. Failure to comply with the timely delivery requirement triggers certain liquidated damages payable by the Company to each of the Series D Preferred Stock holders.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

If, at any time while the Series D Preferred Stock is outstanding, the Company completed a Fundamental Transaction (as defined in the certificate of designation), then upon any subsequent conversion of the Series D Preferred Stock, the holder will receive, for each Conversion Share that would have been issuable upon such conversion immediately prior to the occurrence of such Fundamental Transaction, the number of shares of common stock of the successor or acquiring corporation or of the Company, if it is the surviving corporation, and any additional cash, securities and/or other property or consideration (the “Alternate Consideration”) receivable by holders of common stock as a result of such Fundamental Transaction for each share of common stock for which this Series D Preferred Stock is convertible immediately prior to such Fundamental Transaction. For purposes of any such conversion, the determination of the Conversion Price shall be appropriately adjusted to apply to such Alternate Consideration based on the amount of Alternate Consideration issuable in respect of one share of common stock in such Fundamental Transaction. If holders of common stock are given any choice as to the securities, cash or property to be received in a Fundamental Transaction, then the Holder shall be given the same choice as to the Alternate Consideration it receives upon any conversion of this Series D Preferred Stock following such Fundamental Transaction. If such Fundamental Transaction is also a Change of Control Transaction in which the Company is not the surviving entity, then all shares of Series D Preferred Stock shall, upon consummation of such Change of Control Transaction, automatically be converted into Conversion Shares.

Since the Company has sufficient authorized and unissued shares available to settle its commitments and since all holders of equally (both preferred stock and common stock) would receive the same form of consideration upon the consummation of a Fundamental Transaction, and the shares are not otherwise redeemable, the shares of Series D Preferred Stock are classified within permanent equity, consistent with the guidance of ASC 480.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

d.	In April 2016, the Company issued 9,000 restricted shares of Common stock to a consultant as part of the total consideration for its services associated with the Company’s investor relation services. The restricted shares were fully vested during the year ended December 31, 2017. The stock based expense recognized in the financial statements for services received from the consultant in the year ended December 31, 2017 amounted to $49.

e.	On October 4, 2017, the Company issued 358,995 shares of Series C Preferred stock, to the holders of certain warrants to purchase an aggregate of 563,910 shares of common stock that contained full ratchet anti-dilution price protection in such warrants pursuant to a cashless exercise of such warrants.

f.

On November 2, 2017, the Company issued 20,987 shares of common stock and 172,886 shares of Series C Preferred Stock to the holders of certain warrants to purchase an aggregate of 299,733 shares of common stock pursuant to a cashless exercise of such warrants.

g.

On November 6, 2017, the Company closed the Offering of 897,958 shares of the Company’s common stock, 327 shares of the Company’s Series D Preferred shares of the Company’s common stock (and common stock equivalents) at an offering price of $4.90 per share of common stock, and $0.049 per share of Series D Preferred stock, and accompanying warrant to purchase 0.75 of one share of common stock. Total gross proceeds from the offering totaled approximately $6,000, and net proceeds of approximately $5,056 after deducting underwriting and estimated offering expenses. Each warrant has an exercise price of $6.95 per full share of common stock with a life term of five years. The securities were issued pursuant to the Company’s registration statement on Form S-1 originally filed with the Securities and Exchange Commission on June 21, 2017, and declared effective on November 1, 2017.

h.	Starting from March 1, 2017 through September 30, 2017, the Company completed a series of bridge financings pursuant to which the Company have received from accredited investors aggregate proceeds of $1,380 in exchange for 2017 Notes in the aggregate principal amount of $1,380, and seven-year Warrants to purchase an aggregate of 552,000 shares of common stock at an exercise price of $5.90 per share. Upon closing of the Offering, the 2017 Notes were automatically converted and as a result the Company issued an aggregate of 230,680shares of common stock (and common stock equivalents), 131 shares of the Company’s Series D preferred stock and warrants to purchase an aggregate of 271,096 shares of common stock.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

	i.	Warrants issued to investors:

The following table below summarizes the outstanding warrants issued to investors as of December 31, 2017 and 2016, respectively:

	Warrants outstanding as of December 31,
	2017	2016	Exercise price	Expiration date
			$

November 2011 Warrants (1)	245,893	331,293	1.23	November 15, 2018
February 2013 Warrants (2)	—	563,910	2.66	February 2018 through December 2019
February 2015 Warrants (3)	686,667	840,000	3.00/6.00	February 30, 2019
March 2015 Warrants (4)	—	61,000	2.57	March 25, 2020
March through September 2017 Warrants (5)	552,000	—	5.90	May through September 2022
November 2017 Warrants (6)	1,250,687	—	6.9	November 1, 2022

Total outstanding	2,735,247	1,796,203

1.	In November 2011, the Company issued to some of its stockholders warrants to purchase 2,319,062 shares of Series B-2 Preferred stock with a fixed exercise price of $ 0.199 per share (reflecting a 30% discount on the fair value of the Company’s Preferred stock on that date). The warrants expire on November 15, 2018. On May 2014, the Company effected a reverse split of the Company’s stock of seven to one. In addition, on April 2015 all of the Company’s B-2 warrants were reclassified as warrants to common shares. As a result, these warrants have a fixed exercise price of $1.393 to purchase 331,293 shares of Common Stock. On November 2, 2017, 85,400 of such warrants were cashless exercised (see also Note 10f).

2.	In February 2013 through December 2014, the Company issued to some of its stockholders warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrant may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The warrants were to expire in February 2018 through December 2019, based on the issuance date (see also Note 8a). On October 4, 2017, these warrants were cashless exercised (see also Note 10e).

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

3.

In February 2015, the Company negotiated a securities purchase agreement which included warrants to purchase 840,000 shares of Common stock. The exercise price at which the warrant may be exercised is $3 for 420,000 shares and $6 for 420,000 shares, subject to certain adjustments. The warrants to purchase the 840,000 shares were to expire by February 2017. However, in January 2017, the Company agreed to extend the warrants to purchase the 840,000 shares by additional two years until February 2019 pursuant to the Warrant Amendment. On November 2, 2017, 153,333 of such warrants were cashless exercised (see also Note 10f).

4.

On March 25, 2015, the Company issued warrants to purchase up to 61,000 shares of Common stock to a consultant as consideration for the provision of guidance and assistance in connection with the filing of the Company’s Form 10 and becoming a public reporting company.  The warrants had an exercise price of $2.57 per share, subject to adjustment for stock splits, fundamental transactions or similar events and were scheduled to expire on March 25, 2020. On November 2, 2017, these warrants were cashless exercised (see also Note 10f).

5.

During the period March 1, 2017 through September 30, 2017, the Company completed a series of bridge financings pursuant to which the Company have received from accredited investors aggregate proceeds of $1,380 in exchange for 2017 Notes in the aggregate principal amount of $1,380, and seven-year Warrants to purchase an aggregate of 552,000 shares of common stock at an exercise price of $5.90 per share.

6.

In conjunction with the Company’s Offering for the issuance of 1,224,488 shares of the Company’s Common stock, the Company also issued warrants to purchase up to 918,366 shares of common stock. Additionally, the Company issued to the underwriters a unit purchase option to purchase units at an exercise price equal to $6.125 pursuant to which an aggregate of 61,224 shares and warrants to purchase 45,918 shares are issuable to the underwriters. Upon closing of the Offering, the 2017 Notes were automatically converted and as a result the Company issued an aggregate of 361,462 shares of common stock (and common stock equivalents) and warrants to purchase an aggregate of 271,096 shares of common stock. The warrants have an exercise price of $6.90 per share, subject to adjustment for stock splits, fundamental transactions or similar events and shall expire on November 1, 2022.

j.	Stock option plan:

In November 2004, the Board of Directors of the Company adopted a stock option plan (“the Plan”), according to which options may be granted to employees, directors and consultants.

Pursuant to the Plan, the Company reserved for issuance 400,000 shares of Common stock. Each option entitles the holder to purchase one share of Common stock of the Company and expires after 10 years from the date of grant. Any options that are terminated, cancelled, forfeited or not exercised, become available for future grants.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

In November 2014, 10 years after it was adopted, the Plan expired.

In February 2014, the Board of Directors of the Company adopted a new stock option plan (“the New Plan”), according to which options may be granted to employees, directors and consultants.

Pursuant to the New Plan, the Company reserved for issuance 714,286 shares of Common stock. Each option entitles the holder to purchase one share of Common stock of the Company and expires after 10 years from the date of grant. Any options that are terminated, cancelled, forfeited or not exercised, become available for future grants.

As of December 31, 2017, under the New Plan, no options were available for future grants.

In addition, the Company issued options to purchase 275,038 shares of Common Stock outside of the New Plan.

1.	Option issued to employees and directors:

A summary of the Company’s options activity and related information with respect to options granted to employees and directors during the years ended December 31, 2017 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding - beginning of the year	1,202,006	$3.75	8.18	3,419
Granted	—	$—
Exercised	—	$—
Expired or Forfeited	(7,160)	$10.08

Outstanding - end of the year	1,194,846	$3.03	7.18	3,419

Exercisable at end of year	851,139	$2.23	7.09	2,896

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

Weighted average fair value of options granted to employees and directors during the years 2017 and 2016 was $ 0 and $ 3.34 per option, respectively.

Aggregate intrinsic value of exercised options by employees and directors during the years 2017 and 2016 was $ 0 and $ 22, respectively. The Aggregate intrinsic value of the exercised options represents the total intrinsic value (the difference between the sale price of the Company’s share at the date of exercise, and the exercise price) multiplied by the number of options exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing share price on the last trading day of calendar 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of December 31, 2017, the total unrecognized estimated compensation cost related to non-vested options granted prior to that date was $ 729 which is expected to be recognized over a weighted average period of approximately 2.02 years.

2.	Option issued to non-employees:

The Company’s outstanding options granted to consultants as of December 31, 2017 are as follows:

Issuance date	Options for Common stock	Weighted Average exercise price per share	Options exercisable	Expiration date

April 2009	1,071	$10.35	1,071	April 2019
December 2010	786	$1.99	786	December 2020
March 2013	30,000	$1.96	30,000	March 2023
October 2013	1,000	$1.96	1,000	October 2023
February 2015	714	$1.96	714	February 2025

Total	33,571	$2.23	33,571

As of December 31, 2017, all options granted to non-employees are fully vested.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 10:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

3.	Total stock-based compensation:

The total stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table (refer also to Note 10d):

	Year ended December 31,
	2017	2016

Research and development	$30	$30
Selling and marketing	13	12
General and administrative	757	466

Total	$800	$508

In connection with the resignation of a director from the board of directors, on March 30, 2017, the Company amended the option agreement, dated March 25, 2015, for the grant of an option to purchase 30,000 shares of common stock at an exercise price of $2.57 per share, all of which have vested, and the option agreement, dated July 18, 2016, for the grant of an option to purchase 40,000 shares of common stock at an exercise price of $5.35 per share, all of which were vesting on July 18, 2017, to (i) accelerate the vesting of the option granted to the director in 2016 so that it will be fully vested as of March 30, 2017, and (ii) permit the director to exercise the options granted in 2015 and 2016 at any time prior to the expiration of the option period as set forth in the applicable option agreement. This modification resulted in additional share based compensation expense of $98 in the year ended December 31, 2017.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 11:-	TAXES ON INCOME

a.	As of December 31, 2017, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $ 12,841. The federal operating loss can be offset against taxable income for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations due to the change of ownership provisions of the Internal Revenue Code of 1986.

b.

U.S. Tax Cuts and Jobs Acts:

On December 22, 2017, the U.S. Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key tax provisions that will impact the Company. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, an acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a tax deduction. The lower corporate income tax rate will require the Company to remeasure its U.S. deferred tax assets as well as reassess the realizability of its deferred tax assets. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which will allow the Company to record provisional amounts during a measurement period.

The Company has concluded that a reasonable estimate could be developed for the effects of the tax reform. However, due to the short time frame between the enactment of the reform and the year end, its fundamental changes, the accounting complexity, and the expected ongoing guidance and accounting interpretations over the next 12 months, the Company considers the accounting of the deferred tax remeasurement and other items to be incomplete. These effects have been included in the consolidated financial statements for the year ended December 31, 2017 as provisional amounts, which had an immaterial effect on the taxes on income due to the valuation allowance.

During the measurement period, the Company might need to reflect adjustments to the provisional amounts upon obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that, if known, would have affected the income tax effects initially reported as provisional amounts.

The measurement period will end when the Company obtains, prepares, and analyzes the information needed in order to complete the accounting requirements under ASC Topic 740 or on December 22, 2018, whichever is earlier. The Company expects to complete its analysis within the measurement period in accordance with SAB 118.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 11:-	TAXES ON INCOME (Cont.)

c.	Foreign tax:

1.	Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2017 and 2016 is 24% and 25%, respectively.

In December 2016, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2017 and 2018 Budget Years), 2016 which reduces the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

2.	The subsidiary has final tax assessments through 2012.

d.	Loss before taxes on income:

	Year ended December 31,
	2017	2016

Domestic	$4,930	$2,738
Foreign	(3)	(24)

	$4,927	$2,714

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax assets:

Net operating loss carry forward	$2,722	$3,894
Temporary differences	35	34
Deferred tax assets before valuation allowance	2,757	3,928
Valuation allowance	(2,757)	(3,928)

Net deferred tax asset	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2017 and 2016.

f.	Reconciliation of the theoretical tax expense to the actual tax expense:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating loss carryforward among the Company and its subsidiary due to the uncertainty of the realization of such tax benefits.

f.	A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2017	2016

Balance at beginning of the year	$170	$97
Increases related to tax positions from prior years	17	73
Lapses of statutes of limitation	(19)	—

Balance at the end of the year	$168	$170

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2017, the Company accrued $15 for interest and penalties expenses related to uncertain tax positions.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 12:-	FINANCIAL EXPENSE, NET

	Year ended December 31,
	2017	2016

Interest on promissory notes	$37	$—
Discount amortization of promissory notes	1,197	—
Change in fair value of warrants	549	383
Other financial expense	53	15

	$1,836	$398

NOTE 13:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

ASC 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products mainly through distributor agreements. The following is a summary of revenues within geographic areas:

	Year ended December 31,
	2017	2016

United States	$90	$89
Israel	8	13
United Kingdom	74	22
European Union (excluding United Kingdom)	14	30
India	14	24
Other	39	51

	$239	$229

During the year ended December 31, 2017, there were sales to two distributors each of which accounted for approximately 11% of total sales. During the year ended December 31, 2016, there were no sales to a single customer exceeding 10% of the Company’s revenues.

The Company’s long-lived assets are all located in Israel.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 14:-	RELATED PARTIES BALANCES AND TRANSACTIONS

Balances with related parties:

	Year ended December 31,
	2017	2016

Warrants to purchase Common stock (a)	$—	$2,079

Related parties’ expenses:

	Year ended December 31,
	2017	2016

Financial expenses (a)	$549	$383

(a)	During February 2013 through December 2014, the Company issued to certain lenders, who are also shareholders of the Company, warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrants may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events including “down round” protection. On November 2, 2017, the Company issued 13,409 shares of common stock and 180,464 shares of Series C Preferred Stock to the holders of these warrants pursuant to a cashless exercise of such warrants (see also Note 8a).

(b)	Refer to Note 7 for additional information regarding the issuance of convertible promissory notes to these lenders along with warrants to purchase Common stock of the Company.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the series C preferred stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement, (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017)

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-KA/filed with the Securities and Exchange Commission on September 14, 2017).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member firm of Ernst & Young Global, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer

Date: March 29, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Murphy	Chief Executive Officer and Director	March 29, 2018
Brian Murphy	(principal executive officer)

/s/ WILLIAM STERN	President	March 29, 2018
William Stern

/s/ STEPHEN BROWN	Chief Financial Officer,	March 29 2018
Stephen Brown	(principal financial and accounting officer)

/s/Christopher Fashek	Chairman of the Board of Directors	March 29, 2018
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	March 29, 2018
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	March 29, 2018
Harold Jacob, M.D.

/s/ JONA ZUMERIS, PH.D.	Director	March 29, 2018
Jona Zumeris, Ph.D.

/s/ MICHAEL FERGUSON	Director	March 29, 2018
Michael Ferguson

/s/ THOMAS R. MIKA	Director	March 29, 2018
Thomas R. Mika