Form 10-Q
period 2018-03-31
NanoVibronix, Inc.
filed 2018-05-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 001-36445

NanoVibronix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Blvd.
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

The number of shares outstanding of the registrant’s common stock, par value $0. 001 per share, as of May 15, 2018 was 3,935,865 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)
U.S. dollars in thousands

	March 31, 2018	December 31 2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,491	$4,360
Trade receivables	23	24
Inventories	78	76
Prepaid expenses and other accounts receivable	29	56

Total current assets	3,621	4,516

NON-CURRENT ASSETS:
Long-term prepaid expense	5	5
Severance pay fund	343	338
Property and equipment, net	6	6

Total non- current assets	354	349

Total assets	$3,975	$4,865

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (unaudited)
U.S. dollars in thousands (except share data)

	March 31, 2018		December 31, 2017
	Unaudited
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$40		$168
Other accounts payable	543		629

Total current liabilities	583		797

LONG-TERM LIABILITIES:

Accrued severance pay	438		434

Total long-term liabilities	438		434

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Stock capital -
Common stock of $ 0.001 par value - Authorized: 24,000,000 shares at March 31, 2018 and December 31, 2017; Issued and outstanding: 3,935,865 at March 31, 2018 and December 31, 2017, respectively.	4		4
Series C Preferred stock of $ 0.001 par value -
Authorized: 5,500,000 shares at March 31, 2018 and December 31, 2017; Issued and outstanding: 2,483,142 shares at March 31, 2018 and December 31, 2017, respectively	2		2
Series D Preferred stock of $ 0.001 par value - Authorized: 506 shares at March 31, 2018 and December 31, 2017, respectively; Issued and outstanding: 304 shares at March 31, 2018 and December 31, 2017	*	)	*	)
Additional paid-in capital	32,119		32,010
Accumulated deficit	(29,171)		(28,382)

Total stockholders’ equity	2,954		3,634

Total liabilities and stockholders’ equity	$3,975		$4,865

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
	Unaudited

Revenues, net	$77	$52

Cost of revenues	22	16

Gross profit	55	36

Operating expenses:

Research and development	136	150

Selling and marketing	229	94

General and administrative	480	593

Total operating expenses	845	838

Operating loss	(790)	(802)

Financial income (expense), net	13	(64)

Loss before taxes on income	(777)	(866)

Taxes on income	12	11

Net loss	$(789)	$(877)

Deemed dividend related to extension of time to exercise common stock purchase warrants	—	841

Total comprehensive loss applicable to holders of Common Stock	$(789)	$(1,718)

Net loss per basic and diluted shares applicable to common shareholders	$(0.12)	$(0.37)

Weighted average shares used in computing basic and diluted loss per share	6,419,007	4,583,971

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
U.S. dollars in thousands (except share data)

	Preferred C stocks		Preferred D stocks		Common stocks		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Number	Amount	Number	Amount	Number	Amount

Balance as of January 1, 2018	2,483,142	$2	304	$0	3,935,865	$4	$32,010	$(28,382)	$3,634

Stock-based compensation related to options granted to employees	—	—	—	—	—	—	109	—	109

Total comprehensive loss	—	—	—	—	—	—	—	(789)	(789)

Balance as of March 31, 2018	2,483,142	$2	304	$0	3,935,865	$4	$32,119	$(29,171)	$2,954

The accompanying notes are an integral part of the interim consolidated financial statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
U.S. dollars in thousands

	Three months ended March 31,
	2018	2017
	Unaudited
Cash flows from operating activities:

Net loss	$(789)	$(877)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2	1
Stock-based compensation	109	351
Benefit component of Promissory Notes	—	5
Revaluation of warrants to purchase Common stock	—	35
Changes in operating assets and liabilities	(189)	78
Accrued interest on Promissory Notes	—	2

Net cash used in operating activities	(867)	(405)

Cash flows from investment activities:
Purchase of property and equipment	(2)	—

Net cash used in investment activities	(2)	—

Cash flows from financing activities:
Proceeds from issuance of Convertible Promissory Note and warrants	—	350

Net cash provided by financing activities	—	350

Decrease in cash and cash equivalents	(869)	(55)
Cash and cash equivalents at the beginning of the period	4,360	106

Cash and cash equivalents at the end of the period	$3,491	$51

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 1:-	ORGANIZATION AND BASIS OF PRESENTATION

Organization

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

Basis of Presentation and Principles of Consolidation

The Company’s unaudited consolidated financial statements are prepared in accordance with generally accepted accounting principals and with instructions to Form 10-Q and Regulation S-X. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The terms “we,” “us,” “our,” and the “Company” refer to NanoVibronix, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2018.

The balance sheet for December 31, 2017 was derived from the Company’s audited financial statements for the year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2:-	LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses as well as negative cash outflows from operating activities every period and plans to occur losses and negative cash outflows from operating activities through fiscal 2018. The Company’s management believes that the Company has sufficient capital to execute its business plan over the next twelve months from the date of the filing of this 10-Q. If the Company is unable to successfully commercialize its products over the next twelve months it may need to raise additional capital at a later time. There are no assurances that the Company would be able to raise additional capital, if required, on terms favorable to it.

NOTE 3:-	SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies applied in the annual consolidated financial statements of the Company as of December 31, 2017 are applied consistently in these financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 4:-	RECENTLY ADPOTED AND ISSUED ACCOUNTING STANDARD Recently adopted accounting standards:

In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has early adopted the new revenue standard as of January 1, 2018, using a modified retrospective adoption transition to each prior reporting period presented. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date and no adjustment to prior year consolidated financial statements was required.

Revenue Recognition

Generally the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five step process outlined in ASC606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and € it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

Step 2 – Identify Performance Obligations in the Contract – Upon execution of a contract, the Company identifies as performance obligations each promise to transfer to the customer either (a) goods or services that are distinct or (b) a series of distinct goods or services that are substantially the same and have the same pattern of transfer to the customer. To the extent a contract includes multiple promised goods or services, the Company must apply judgement to determine whether the goods or services are capable of being distinct within the context of the contract. If these criteria are not met, the goods or services are accounted for as a combined performance obligation.

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisified, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

Step 4 – Allocate the Transaction Price – After the transaction price has been determined, the next step is to allocate the transaction price to each performance obligation in the contract. If the contract only has one performance obligation, the entire transaction price will be applied to that obligation. If the contract has multiple performance obligations, the transaction price is allocated to the performance obligations based on the relative standalone selling price (SSP) at contract inception.

Step 5 – Satisfaction of the Performance Obligations (and Recognize Revenue) – When an asset is transferred and the customer obtains control of the asset (or the services are rendered), the Company recognizes revenue. At contract inception, the Company determines if each performance obligation is satisfied at a point in time or over time. For device sales, revenue is recognized at a point in time when the goods are transferred to the customer and they obtain control of the asset. For maintenance contracts, revenue is recognized over time as the performance obligations in the contracts are completed.

Product sales

The Company sells its products through distributors and directly to patients. Under ASC 606, revenue from product sales is recognized at the point in time when the delivery is made and when title and risk of loss transfers to these customers.  Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration for customer rights of return using an expected value method. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated product returns and other deductions.

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application was permitted. The adoption of the new requirements of ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial position or results of operations

Recently issued accounting standards

In February 2016, the FASB issued ASU 201602, Leases (Topic 842). ASU 201602 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 201602 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. We are currently evaluating the impact of our pending adoption of ASU 201602 on our consolidated financial statements.

NOTE 5:-	STOCKHOLDERS’ EQUITY (in thousands)

During the three-month period ended March 31, 2018 and 2017, the Company recorded share based compensation in a total amount of $109 and $351, respectively.

As of March 31, 2018, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $680, which is expected to be recognized over a weighted average period of approximately 2.4 years.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (in thousands)

The Company currently leases its office facilities on a month to month lease.

Rent and related expenses were $7 and $6 for the three months ended March 31, 2018 and 2017, respectively.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 7:-	LOSS PER SHARE

All outstanding share options and warrants for the three months ended March 31, 2018 and 2017 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2018	March 31, 2017
Series D Preferred Shares	303,782	—
Stock Options	501,580	612,795
Warrants	272,533	853,884
Total	1,077,895	1,466,679

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 8:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three months ended March 31, (in thousands)
	2018	2017

United States	$67	$21
Europe	3	16
Israel	4	—
India	3	3
Rest of the world	—	12

	$77	$52

During the three month period ended March 31, 2018 and 2017, revenues from distributors accounted for 8% and 35% of total revenues, respectively

The Company’s long-lived assets are all located in Israel.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. There have not been any material changes to such critical accounting policies since December 31, 2017.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues. For the three months ended March 31, 2018 and 2017, our revenues were approximately $77,000 and $52,000, respectively, an increase of approximately 48.1%, or $25,000, between the periods. The increase was mainly attributable to increased sales from our direct-to-consumer web sales attributed to our new marketing campaigns in the three months ended March 31, 2018. Our revenues may fluctuate as we add new customers or when existing customers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2018, the percentage of revenues attributable to our products was: PainShield - 96% and UroShield - 4%. For the three months ended March 31, 2017, the percentage of revenues attributable to our products was: PainShield - 94% and UroShield - 6%. For the three months ended March 31, 2018 and 2017, the percentage of revenues attributable to our disposable products was 21% and 47%, respectively. For the three months ended March 31, 2018 and 2017, the portion of our revenues that was derived from distributors was 8% and 35%, respectively.

Gross Profit. For the three months ended March 31, 2018, gross profit increased by approximately 20%, or $19,000, to approximately $55,000 from approximately $36,000 during the same period in 2017. The increase was due mainly to the increase in sales as well as to a shift in higher sales of products not sold through distributors that typically carry higher gross margins as well as a higher percentage of disposable products that also carry higher margins partially offset by a decrease in our disposable products.

Gross profit as a percentage of revenues was approximately 71% and 69% for the three months ended March 31, 2018 and 2017, respectively. The increase in gross profit as a percentage is mainly due to the increased percentage of higher margin sales described above.

Research and Development Expenses. For the three months ended March 31, 2018 and 2017, research and development expenses were approximately $136,000 and $150,000, respectively, a decrease of approximately 9.3%, or $14,000, between the periods. The decrease was primarily due to a temporary decrease in expenses related to our clinical trials in the first quarter of 2018.

Research and development expenses as a percentage of total revenues were approximately 177% and 288% for the three months ended March 31, 2018 and 2017, respectively. The decrease was due to the decrease in expenses described above as well as the increase in sales.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patent applications and registrations, clinical trials and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2018 and 2017, selling and marketing expenses were approximately $229,000 and $94,000, respectively, an increase of approximately 259%, or $135,000, between the periods. The increase was mainly due to an increase in our sales staff, sales consultants and increased selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were approximately 297% and 181% for the three months ended March 31, 2018 and 2017, respectively. The increase was due primarily to the increase in expenses described above partially offset by the increase in sales.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2018 and 2017, general and administrative expenses were approximately $480,000 and $593,000, respectively, a decrease of approximately 19%, or $113,000, between the periods. The decrease was due to a $242,000 reduction in our stock based compensation incurred in the first quarter of 2017, offset by increased compensation costs and public company expenses incurred in the first quarter of 2018.

General and administrative expenses as a percentage of total revenues were approximately 623% and 1140% for the three months ended March 31, 2018 and 2017, respectively. The decrease was due primarily to the decrease in expenses described above and by the increase in sales.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial Income and Expenses, net. For the three months ended March 31, 2018 and 2017, financial income and expenses, net were approximately $13,000 and an expense of $64,000, respectively, an increase of approximately $77,000, between the periods. The income in 2018 was generated from interest income and favorable currency fluctuations. In addition the company no longer needed to record valuation adjustments of our warrants that were issued with our 2013 and 2015 convertible promissory notes, as such notes were converted into equity in the fourth quarter of 2017. In addition we also recorded an additional expense related to the issuance of the Warrants amortized over the life of the Notes issued in the first quarter of 2017.

Tax expenses. For the three months ended March 31, 2018 and 2017, tax expenses were $12,000 and $11,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The increase in our tax expenses was due to increased spending by our Israel subsidiary.

Net Loss. Our net loss decreased by approximately $88,000, or 10%, to approximately $789,000 for the three months ended March 31, 2018 from approximately $877,000 in the same period of 2017. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We incurred losses in the amount of $789,000 during the three month period ended March 31, 2018, and accumulated negative cash flow from operating activities of $867,000 for the three month period ended March 31, 2018.

During the three months ended March 31, 2018, and through May 15, 2018, we met our short-term liquidity requirements from our existing cash reserves which includes the proceeds from the sales of convertible promissory notes between March and September 2017 in an aggregate amount of $1,380,000, as well as the net proceeds of $5,056,000 from our underwritten public offering of common stock and warrants which closed on November 6, 2017. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to use these proceeds to meet our short-term liquidity requirements as well as to advance our long-term plans. It is our current belief that such proceeds will provide sufficient funding to meet our liquidity needs for the next twelve months. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of March 31, 2018, and we are not aware of any material trends in capital resources that would impact our business.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

General. As of March 31, 2018, we had cash and cash equivalents of approximately $3,491,000, compared to approximately $4,360,000 as of December 31, 2017. The decrease is attributable to our net cash used in operating activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $867,000 for the three months ended March 31, 2018 and $405,000 for the same period in 2017. The increase in our cash usage was mainly associated with the increase in our net operating loss, excluding non-cash items such as stock-based compensation, for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, for the reasons described above.

Cash used in investing activities was $2,000 and $0 for the three month periods ended March 31, 2018 and 2017, respectively, and was related to purchases of fixed assets.

Cash provided by financing activities was approximately $0 for the three months ended March 31, 2018 compared to $350,000 for the three months ended March 31, 2017 derived from proceeds received from the issuance of 2017 Notes.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of March 31, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that there were no changes to our disclosure controls and procedures during the three months ended March 31, 2018 and that they are effective at the reasonable assurance level as of March 31, 2018.

(b)	Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the fiscal quarter ended March 31, 2018, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 31, 2018.

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

NANOVIBRONIX, INC.

Date: May 15, 2018	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: May 15, 2018	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.3	Certificate of Amendment of Certificate of Incorporation (creating the series C preferred stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.