Form 10-Q
period 2018-06-30
NanoVibronix, Inc.
filed 2018-08-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock, par value $0. 001 per share, as of August 14, 2018 was 3,957,953 shares.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (Unaudited)
U.S. dollars in thousands

	June 30, 2018	December 31 2017
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$2,515	$4,360
Trade receivables	70	24
Inventories	78	76
Prepaid expenses and other accounts receivable	159	56

Total current assets	2,822	4,516

NON-CURRENT ASSETS:
Long-term prepaid expense	4	5
Severance pay fund	339	338
Property and equipment, net	8	6

Total non- current assets	351	349

Total assets	$3,173	$4,865

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Trade payables	$76	$168
Other accounts payable	435	629

Total current liabilities	511	797

LONG-TERM LIABILITIES:

Accrued severance pay	442	434

Total long-term liabilities	442	434

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Stock capital -
Common stock of $ 0.001 par value - Authorized: 20,000,000 shares at June 30, 2018 and December 31, 2017; Issued and outstanding: 3,957,953 at June 30, 2018 and 3,935,865 at December 31, 2017, respectively.	4	4
Series C Preferred stock of $ 0.001 par value -
Authorized: 5,000,000 shares at June 30, 2018 and December 31, 2017; Issued and outstanding: 2,483,142 shares at June 30, 2018 and December 31, 2017, respectively	2	2
Series D Preferred stock of $ 0.001 par value - Authorized: 506 shares at June 30, 2018 and December 31, 2017, respectively; Issued and outstanding: 304 shares at June 30, 2018 and December 31, 2017	*)	*)
Additional paid-in capital	32,209	32,010
Accumulated deficit	(29,995)	(28,382)

Total stockholders’ equity	2,220	3,634

Total liabilities and stockholders’ equity	$3,173	$4,865

*) Represents an amount lower than $ 1.

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Unaudited)
U.S. dollars in thousands (except share and per share data)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017

Revenues	$209	$104	$132	$52

Cost of goods sold	77	34	55	18

Gross profit	132	70	77	34

Operating expenses:

Research and development	286	314	151	164

Selling and marketing	526	200	297	106

General and administrative	934	1,017	454	424

Total operating expenses	1,746	1,531	902	694

Operating loss	(1,614)	(1,461)	(825)	(660)

Financial income (expense), net	23	(242)	11	(178)

Loss before taxes on income	(1,591)	(1,703)	(814)	(838)

Taxes on income	22	22	10	11

Net Loss	$(1,613)	$(1,725)	$(824)	$(849)

Deemed dividend related to extension of February 2015 warrants to Common stock in January 2018	–	841	—	—
Total comprehensive loss attributable to holders of Common Stock	$(1,613)	$(2,566)	$(824)	$(849)

Common stock and Preferred C stock basic and diluted loss per share	$(0.25)	$(0.56)	$(0.13)	$(0.18)

Weighted average number of shares of Common stock and Preferred C stock used in computing basic and diluted loss per share	6,424,132	4,583,971	6,429,201	4,594,165

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY (Unaudited)
U.S. dollars in thousands (except share data)

	Preferred C stocks		Preferred D stocks		Common stocks		Additional paid-in	Accumulated	Total stockholders’
	Number	Amount	Number	Amount	Number	Amount	capital	deficit	equity

Balance as of January 1, 2018	2,483,142	$2	304	$0	3,935,865	$4	$32,010	$(28,382)	$3,634

Stock-based compensation granted to employees	—	—	—	—	—	—	168	—	168
Exercise of Warrants					22,088		31		31
Net loss	—	—	—	—	—	—	—	(1,613)	(1,613)

Balance as of June 30, 2018	2,483,142	$2	304	$0	3,957,953	$4	$32,209	$(29,995)	$2,220

 The accompanying notes are an integral part of the interim consolidated financial statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
U.S. dollars in thousands

	Six months ended June 30,
	2018	2017
Cash flows from operating activities:

Net loss	$(1,613)	$(1,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3	5
Stock-based compensation	168	536
Benefit component of Promissory Notes	-	320
Revaluation of warrants to purchase Common stock	-	(131)
Decrease (increase) in trade receivables	(46)	3
Increase in prepaid expenses and other accounts receivable	(104)	(110)
Decrease (increase) in inventories	(2)	(15)
Increase (decrease) in trade payables	(92)	141
Increase in other accounts payable	(194)	48
Increase in accrued severance pay, net	8	9

Net cash used in operating activities	(1,871)	(919)

Cash flows from investing activities:
Purchase of property and equipment	(5)	(2)

Net cash used in investing activities	(5)	(2)

Cash flows from financing activities:
Proceeds from issuance of Convertible Promissory Notes and warrants	-	1,030
Proceeds from exercise of warrants	31	-

Net cash provided by financing activities	31	1,030

Increase (decrease) in cash and cash equivalents	(1,845)	109
Cash and cash equivalents at the beginning of the period	4,360	106

Cash and cash equivalents at the end of the period	$2,515	$215

Supplemental information and disclosure of non-cash financing transactions:

Carve out of warrants’ fair value from Convertible Promissory Notes	$-	$637

The accompanying notes are an integral part of the interim consolidated financial statements.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 1:-	ORGANIZATION AND BASIS OF PRESENTATION

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

The balance sheet for December 31, 2017 was derived from the Company’s audited financial statements for the year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of results that could be expected for the entire fiscal year.

NOTE 2:-	LIQUIDITY, FINANCIAL CONDITION AND MANAGEMENT PLANS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently and historically incurs losses from operations and expects to do so in the future. As a result, the Company may not have sufficient resources to fund its operations for the next twelve months. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Management’s plans include the continued commercialization of the Company’s products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the Company will be successful in obtaining the level of financing needed for its operations. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

Generally the Company considers all revenues as arising from contracts with customers. Revenue is recognized based on the five step process outlined in ASC606:

Step 1 – Identify the Contract with the Customer – A contract exists when (a) the parties to the contract have approved the contract and are committed to perform their respective obligations, (b) the entity can identify each party’s rights regarding the goods or services to be transferred, (c) the entity can identify the payment terms for the goods or services to be transferred, (d) the contract has commercial substance and (e) it is probably that the entity will collect substantially all of the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer.

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

Step 3 – Determine the Transaction Price – When (or as) a performance obligation is satisfied, the Company shall recognize as revenue the amount of the transaction price that is allocated to the performance obligation. The contract terms are used to determine the transaction price. Generally, all contracts include fixed consideration. If a contract did include variable consideration, the Company would determine the amount of variable consideration that should be included in the transaction price based on expected value method. Variable consideration would be included in the transaction price, if in the Company’s judgement, it is probable that a significant future reversal of cumulative revenue under the contract would not occur.

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

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

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

Share based compensation

During the six-month period ended June 30, 2018 and 2017, the Company recorded share-based compensation in a total amount of $168 and $536, respectively.

During the three-month period ended June 30, 2018 and 2017, the Company recorded share-based compensation in a total amount of $59 and $185, respectively.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

As of June 30, 2018, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $560, which is expected to be recognized over a weighted average period of approximately 2.3 years.

Warrant activity

During the six and three month period ended June 30, 2018 the Company received $31 on the exercise of Warrants for 22,088 shares.

NOTE 6:-	COMMITMENTS AND CONTINGENT LIABILITIES (in thousands)

The Company currently leases its office facilities on a three year lease with the right to cancel the lease with 90 days advance notice.

Future minimum lease commitments under non-cancelable operating lease agreements as of June 30, 2018 are as follows:

Six months ending December 31,	Operating leases

2018	$14

Total	$14

Rent and related expenses were $10 and $13 for the six months ended June 30, 2018 and 2017, and $3 and $7 for the three months ended June 30, 2018 and 2017 respectively.

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 7:-	LOSS PER SHARE

All outstanding share options and warrants for the six months ended June 30, 2018 and 2017 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2018	June 30, 2017
Series D Preferred Shares	303,782	—
Stock Options	503,345	590,149
Warrants	258,372	803,606
Total	1,065,499	1,393,755

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

NOTE 8:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment, and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017

United States	$100	$40	$33	$19
Europe	45	29	42	13
Israel	38	1	34	1
India	3	8	-	5
Canada 21	21	-	21	-
Rest of the world	2	26	2	14

	$209	$104	$132	$52

During the six and three month period ended June 30, 2018, revenues from distributors accounted for 49% and 73% of total revenues. During the six and three month period ended June 30, 2017, revenues from distributors accounted for 36% and 37% of total revenues.

The Company’s long-lived assets are all located in Israel.

NOTE 9:-	SUBSEQUENT EVENTS AND RELEATED PARTY TRANSACTIONS

The Company evaluates events or transactions that occur after the balance sheet date but prior to the issuance of financial statements to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. For its interim consolidated financial statements as of June 30, 2018 (unaudited) and for the six months period then ended (unaudited), the Company evaluated subsequent events through August 14, 2018 the date that the consolidated financial statements were issued.

On July 4, 2018, Jona Zumeris, Vice President of Technology and member of the board of directors of NanoVibronix, Inc. and the Company’s subsidiary, submitted his resignation as a member of the board of directors and all positions from the Company and the Company’s subsidiary, effective as of July 4, 2018. Dr. Zumeris’s resignation was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, or any other matter.

On July 4, 2018, the Company and Dr. Zumeris and his wife, Janina (Ina) Zumeris entered into a Separation and Release Agreement (the “Separation Agreement”), providing that Dr. Zumeris shall resign from all positions at the Company and the Company’s subsidiary, effective as of the execution of the Separation Agreement and that Dr. Zumeris and Janina Zumeris will cooperate with the Company and its officers on meeting certain technical and administrative milestones during the transition period ending 60 days following the date of the Separation Agreement (the “Termination Date”). If Dr. Zumeris and Janina Zumeris have met such milestones to the satisfaction of the Company and fulfilled other obligations under the Separation Agreement, (i) Dr. Zumeris and Janina Zumeris, will be entitled to receive as consulting payments an aggregate of NIS 65,000 per month for 12 months, commencing 30 days after the Termination Date; (ii) the Company’s management, beginning on November 4, 2018, will use its best efforts to allow the sale of the Company’s securities owned by Dr. Zumeris, provided that such sale would be in compliance with the applicable U.S. securities laws and regulations, and provided further, that, if the Company’s shares of common stock held by Dr. Zumeris had not been sold at a price lower than $4.45 during the fourteen month period from July 4, 2018, and the value of the unsold securities Dr. Zumeris owns plus the value of cash received by Dr. Zumeris from the sale of the Company’s securities during such fourteen month period (the “Aggregate Amount”), in aggregate, is less than $950,000, then the Company will make up the difference between $950,000 and the Aggregate Amount by extending the term of engagement of Dr. Zumeris and Janina Zumeris’s consulting services and paying the consulting payments of NIS 65,000 per month. In addition, if the Company (i) grants a license for the skin rejuvenation technology, then the Company will pay Dr. Zumeris 10% from the payments received by the Company until an aggregate amount of $100,000 has been paid to Dr. Zumeris, (ii) sells the skin rejuvenation technology and/or the rights to such as a standalone product, the Company will pay Dr. Zumeris $100,000 from the proceeds of such sale, or (iii) sells the skin rejuvenation devices, the Company will pay Dr. Zumeris $5 per unit an aggregate amount of $100,000 has been paid to Dr. Zumeris.

In exchange for the consideration described above, Dr. Zumeris and Janina Zumeris agreed that, among other things, subject to the payments described above, Dr. Zumeris and Janina Zumeris will not have in the future any demands or claims for payment of salary or compensation of any kind against the Company. The Separation Agreement contains releases of any and all claims against the Company and restrictive covenants regarding intellectual property, non-disparagement, non-disclosure, non-compete and non-solicitation customary in executive separation agreements.

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

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. There have not been any material changes to such critical accounting policies since December 31, 2017.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues. For the six months ended June 30, 2018 and 2017, our revenues were approximately $209,000 and $104,000, respectively, an increase of approximately 104%, or $105,000, between the periods. The increase was mainly attributable to increased sales to distributors in the six months ended June 30, 2018 as well as increased sales of our Uroshield product. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2018, the percentage of revenues attributable to our products was: PainShield - 76% and UroShield - 24%. For the six months ended June 30, 2017, the percentage of revenues attributable to our products was: PainShield - 93% and UroShield - 7%. For the six months ended June 30, 2018 and 2017, the percentage of revenues attributable to our disposable products was 27% and 42%, respectively. For the six months ended June 30, 2018 and 2017, the portion of our revenues that was derived from distributors was 49% and 36%, respectively.

Gross Profit. For the six months ended June 30, 2018 and 2017, gross profit was approximately $132,000 and $70,000, respectively, an increase of approximately 89%, or $62,000, mainly due to the increase of revenues and slightly offset by the increased sales to distributors that typically are sold at a lower margins than sales that are direct to consumer.

Gross profit as a percentage of revenues was approximately 63% and 67% for the six months ended June 30, 2018 and 2017, respectively. The decrease in gross profit as a percentage is mainly due to the aforementioned increase in sales to distributors.

Research and Development Expenses. For the six months ended June 30, 2018 and 2017, research and development expenses were approximately $286,000 and $314,000, respectively, a decrease of approximately 9%, or $28,000, between the periods. The decrease was primarily due to a decrease in expenses related to our clinical trials.

Research and development expenses as a percentage of total revenues were approximately 137% and 302% for the six months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to the increase in sales as well as the decrease in expenses described above.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the six months ended June 30, 2018 and 2017, selling and marketing expenses were approximately $526,000 and $200,000, respectively, an increase of approximately 163%, or $326,000, between the periods. The increase was mainly due to an increase in our sales staff, sales consultants, and marketing activities which were limited in 2017 because of cash restraints.

Selling and marketing expenses as a percentage of total revenues were approximately 252% and 192% for the six months ended June 30, 2018 and 2017, respectively. The increase was due primarily to the increase in expenses described above partially offset by the increase in revenues.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the six months ended June 30, 2018 and 2017, general and administrative expenses were approximately $934,000 and $1,017,000, respectively, a decrease of approximately 8%, or $83,000, between the periods. The decrease was mainly due to a $368,000 decrease in our stock based compensation and offset by increased compensation costs and public company expenses.

General and administrative expenses as a percentage of total revenues were approximately 446% and 978% for the six months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to the increase in revenues described above offset somewhat by the decrease in expenses described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial Expenses, net. For the six months ended June 30, 2018 and 2017, financial income (expenses), net were approximately $23,000 compared to a loss of $(242,000), respectively, an increase of approximately $265,000, between the periods. The income in 2018 was derived primarily from gains on its foreign currency transactions. The expense in 2017 was derived primarily from an expense of approximately $320,000 related to the issuance of the Warrants amortized over the life of the Promissory Notes issued in the first two quarters of 2017, and redeemed in November 2017, offset by a $131,000 reduction due to a lower valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes and exercised in full in October 2017.

Tax expenses. For the six months ended June 30, 2018 and 2017, tax expenses remained the same at $22,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Loss. Our loss decreased by approximately $112,000, or 6.5%, to approximately $1,613,000 for the six months ended June 30, 2018 from approximately $1,725,000 in the same period of 2017. The decrease in net loss resulted primarily from the factors described above.

Three months Ended June 30, 2018 Compared to Three months Ended June 30, 2017

Revenues For the three months ended June 30, 2018 and 2017, our revenues were approximately $132,000 and $52,000, respectively, an increase of approximately 153%, or $80,000, between the periods. The increase was mainly attributable to increased sales to distributors in the three months ended June 30, 2018 as well as increased sales of our UroShield product. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2018, the percentage of revenues attributable to our products was: PainShield - 64% and UroShield - 36%. For the three months ended June 30, 2017, the percentage of revenues attributable to our products was: PainShield - 92% and UroShield - 8%. For the three months ended June 30, 2018 and 2017, the percentage of revenues attributable to our disposable products was 31% and 46%, respectively. For the three months ended June 30, 2018 and 2017, the portion of our revenues that was derived from distributors was 73% and 37%, respectively.

Gross Profit. For the three months ended June 30, 2018 and 2017, gross profit was approximately $77,000 and $34,000, respectively, an increase of approximately 126%, or $43,000, mainly due to the increase of revenues and slightly offset by the increased sales to distributors that typically are sold at a lower margins than sales that are direct to consumer.

Gross profit as a percentage of revenues was approximately 58% and 65% for the three months ended June 30, 2018 and 2017, respectively. The decrease in gross profit as a percentage is mainly due to the aforementioned increase in sales to distributors.

Research and Development Expenses. For the three months ended June 30, 2018 and 2017, research and development expenses were approximately $151,000 and $164,000, respectively, a decrease of approximately 8%, or $13,000, between the periods. The decrease was primarily due to a decrease in expenses related to our clinical trials.

Research and development expenses as a percentage of total revenues were approximately 114% and 315% for the three months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to the increase in sales as well as the decrease in expenses described above.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2018 and 2017, selling and marketing expenses were approximately $297,000 and $106,000, respectively, an increase of approximately 180%, or $191,000, between the periods. The increase was mainly due to an increase in our sales staff, sales consultants, and marketing activities which were limited in 2017 because of cash restraints.

Selling and marketing expenses as a percentage of total revenues were approximately 225% and 204% for the three months ended June 30, 2018 and 2017, respectively. The increase was due primarily to the increase in expenses described above partially offset by the increase in revenues.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2018 and 2017, general and administrative expenses were approximately $454,000 and $424,000, respectively, an increase of approximately 7%, or $30,000, between the periods. The increase was mainly due to increased compensation costs and public company expenses offset by decreased stock based compensation expenses.

General and administrative expenses as a percentage of total revenues were approximately 344% and 815% for the three months ended June 30, 2018 and 2017, respectively. The decrease was due primarily to the increase in revenues described above offset somewhat by the decrease in expenses described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial Expenses, net. For the three months ended June 30, 2018 and 2017, financial income (expenses), net were approximately $11,000 compared to an expense of $178,000, respectively, an increase of approximately $189,000, between the periods. The income in 2018 was derived primarily from gains on its foreign currency transactions. The expense in 2017 resulted from expenses incurred from the issuance of the Warrants amortized over the life of the 2017 Notes issued in the first two quarters of 2017 offset by a reduction derived by a lower valuation adjustment of our warrants that were issued with our 2013 and 2015 convertible promissory notes.

Tax expenses. For the three months ended June 30, 2018 and 2017, tax expenses were $10,000 and $11,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. The decrease in our tax expenses was due to .

Loss. Our loss decreased by approximately $25,000, or 3.4%, to approximately $824,000 for the three months ended June 30, 2018 from approximately $849,000 in the same period of 2017. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We incurred losses in the amount of $1,613,000 during the six month period ended June 30, 2018, and accumulated negative cash flow from operating activities of $1,871,000 for the six month period ended June 30, 2018. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we may not have sufficient resources to fund our operation for the next twelve months. These conditions raise doubts about our ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the six months ended June 30, 2018, and through August 14, 2018, we met our short-term liquidity requirements from our existing cash reserves which includes the proceeds from the sales of convertible promissory notes between March and September 2017 in an aggregate amount of $1,380,000, as well as the net proceeds of $5,056,000 from our underwritten public offering of common stock and warrants which closed on November 6, 2017. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We intend to use these proceeds to meet our short-term liquidity requirements but may need to sell our securities to advance our long-term plans. It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the next twelve months, we may need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we may need to curtail operations significantly, including possibly postponing anticipated clinical trials or entering into financing agreements with unattractive terms.

We do not have any material commitments to capital expenditures as of June 30, 2018, and we are not aware of any material trends in capital resources that would impact our business.

Six months Ended June 30, 2018 Compared to Six months Ended June 30, 2017

General. As of June 30, 2018, we had cash and cash equivalents of approximately $2,515,000, compared to approximately $4,360,000 as of December 31, 2017. The decrease is attributable to our net cash used in operating activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,871,000 for the six months ended June 30, 2018 and $919,000 for the same period in 2017. The increase in our cash usage was mainly associated with the increase in our net operating loss, excluding non-cash items such as stock-based compensation, for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, for the reasons described above.

Cash used in investing activities was $5,000 and $2,000 for the six month periods ended June 30, 2018 and 2017, respectively, and was related to purchases of fixed assets.

Cash provided by financing activities was approximately $31,000 for the six months ended June 30, 2018 derived from proceeds received from the exercise of warrants, compared to $1,030,000 for the six months ended June 30, 2017 derived from proceeds received from the issuance of 2017 Notes.

Off Balance Sheet Arrangements

As of June 30, 2018, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. As of June 30, 2018, we conducted an evaluation, under the supervision and participation of management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2018.

(b)	Changes in Internal Controls. There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

During the fiscal quarter ended June 30, 2018, there were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 30, 2018.

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

NANOVIBRONIX, INC.

Date: August 14, 2018	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: August 14, 2018	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.3	Certificate of Amendment of Certificate of Incorporation (creating the series C preferred stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)
10.1	First Amendment to the NanoVibronix, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 18, 2018)
10.2	Separation and Release Agreement, dated July 4, 2018, between NanoVibronix, Inc. and Jona Zumeris and Janinia Zumeris (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 10, 2018)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

-21-