Form 10-K
period 2018-12-31
NanoVibronix, Inc.
filed 2019-04-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of June 29, 2018, the last day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the average bid and asked price of the common equity on such date, was approximately $18.2 million. For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of April 15, 2019 was 4,076,552 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement on Schedule 14A to be furnished to stockholders in connection with its 2019 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report on Form 10-K relates, are incorporated by reference in Part III, Items 10-14 of this Annual Report on Form 10-K.

NANOVIBRONIX, INC.

 PART I

ITEM 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.

●	The delisting of our common stock from the NASDAQ Capital Market.

●	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

●	Our intellectual property portfolio.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Our ability to generate internal growth.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Depth of the trading market in our common stock.

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

PainShield is currently cleared for marketing in the United States by the U.S. Food and Drug Administration although to date there has not been a significant sales and marketing effort. All three of our products have CE Mark approval in the European Union, and a certificate allowing us to sell PainShield, UroShield and WoundShield in Israel. We are able to sell PainShield, UroShield and WoundShield in India and Ecuador based on our CE Mark. We have consummated sales of PainShield and UroShield in the relevant markets, although to date sales have been minimal; WoundShield has not generated significant revenue to date. Outside of the United States we generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield requires a prescription from a licensed healthcare practitioner. If U.S. Food and Drug Administration clearance is obtained, we anticipate that WoundShield and UroShield will require a prescription from a licensed healthcare practitioner in the United States. We anticipate that UroShield will be sold directly to health care facilities and therefore will not require a prescription for these venues. However, in other countries in which we sell PainShield, UroShield, and WoundShield, such products are eligible for sale without a prescription. We are working toward a new PainShield 510(k) submission which would potentially remove the requirement for a prescription.

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our UroShield, PainShield, and WoundShield products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, we have reimbursement codes in the United States (i.e., CPT codes) for clinical use only, but do not have such reimbursement codes for at-home use of the product, although the product is marketed and sold for such use. With respect to UroShield, which may be used in a clinical and home setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We anticipate that we will begin to seek reimbursement codes for use of our products in the markets in which we have regulatory authority to sell such products; however, additional clinical data will be required in order to obtain such reimbursement codes. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes and there is no guarantee that we will be successful in obtaining such codes quickly, or at all. We have engaged a reimbursement expert, Redemption Revenue Cycle Solutions, LLC, to help facilitate private insurance reimbursement.

We have completed six separate clinical studies with UroShield that together evaluated approximately 194 patients with urinary catheters. In patients where the UroShield product was used there were no serious adverse events reported, while a variety of clinical beneficial observations were seen including: catheter biofilm reduction, reduction in catheter associated pain, reduction in urinary tract infections, and a significant decrease in bacteriuria rates. We recently completed a double blind clinical trial for UroShield in the United States. The results of the study, entitled “The Effect of Surface Acoustic Waves on Bacterial Load and Preventing Catheter-Associated Urinary Tract Infections (CAUTI) in Long Term Indwelling Catheters,” were published in the December 2018 issue of Medical & Surgical Urology, a peer-reviewed journal in the field of urology. In the study, 55 patients in a skilled nursing facility chain treated with long term indwelling catheters were evaluated. There was a significant difference between the treated group and the placebo group in the number of colony forming units (“CFU”) present upon evaluation, as well as on the number of treated urinary tract infections (“UTI”), and the effect lasted beyond the time of active treatment. The study concluded that the UroShield™ device was shown to be effective in significantly reducing the number of CFUs in patients with indwelling catheters. The study also concluded that the UroShield™ device was shown to be effective in reducing the number of treated UTIs in this patient population, and surface acoustic waves in the form of the UroShield™ device is an effective tool in the prevention of catheter-associated UTI and while further evaluation is encouraged, can be safely utilized with a high likelihood of success. In July 2017, we engaged Idonea Solutions, Inc., an FDA consultant, to assist in our efforts to obtain 510(K) clearance. If we are successful, we intend to pursue obtaining reimbursement codes and to target completion of partnerships with leading catheter product companies for sales and marketing efforts in the United States. The Company has entered into recent distribution partnerships for UroShield in the United States, U.K., Switzerland, Israel and India.

In addition, we are currently ramping up our clinical development and marketing efforts in North America with respect to PainShield. In February 2018, we completed a clinical trial to evaluate the effect of PainShield in patients with trigeminal neuralgia. The double blinded, crossover trial was conducted across the United States and included 59 patients with a diagnosis of unilateral trigeminal neuralgia. Among the 59 patients, 30 were in the active treatment group and 29 were in the control group. The values which were assessed include Visual Analog Scale (“VAS”) pain score, both baseline prior to trial and VAS pain score at the end of the study. The study also assessed breakthrough medications per week at the start of the trial and breakthrough medications per week at the end of the trial, with a particular focus on the use of opioids. Breakthrough medications are used for chronic pain directly related to the pre-existing trigeminal neuralgia condition. There was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken, which was directly correlated to pain experienced during treatment. Specifically, the control group saw an improvement in baseline scores of 2.3% versus the treatment group, which saw a 55.2% improvement in baseline scores. Additionally, the control group saw a reduction in breakthrough pain medication of 1.5% versus the treatment group, which saw a 46.4% reduction in breakthrough pain medication.

The Company is beginning a study which is intended to assess the PainShield’s ability to effectively treat Lateral Epicondylitis (Tennis Elbow). This is a double blinded, randomized control trial. The study in ongoing, but intended to enroll 24 patients.

The Company has entered into recent distribution partnerships for PainShield in the United States, Israel, India, Italy, United Kingdom, and Switzerland.

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

Business Model

All of our products consist of a reusable controller device and a disposable component, or transducer. The controllers have a life expectancy of up to three years, while the disposable transducer has a life expectancy of up to a month and must be replaced to provide the intended therapy. The components are purchased by either the distributor or end user for use in any of the intended applications. Once the controller is purchased by the end user, recurring revenue will be realized by purchases of replacement transducers to the extent that the end user continues treatment with our product.

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

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products differentiate themselves because they are portable, without the requirement to be plugged into an outlet and they operate with a frequency of 100kHz (in contrast to other devices, which have a frequency of 1MHz), which means our products do not produce heat that can damage tissue. Our products can therefore (i) be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, (ii) be applied for a significantly longer period without the risk of tissue damage and (iii) do not require the use of gel. We are aware of one competitive product with similar ultrasound technology, the SAM® Sport4 by a company called Zetroz Systems LLC, aka ZetrOz, Inc. However, it is our belief that this product does not generate surface acoustic waves as our products do, the treatment area is generally limited to that of the transducer’s diameter, the use of transmission gel is still required and the transducer thickness is significantly greater than ours (approximately 1.5cm). To our knowledge, the device only provides a battery life of -four hours and is continuous therapy versus intermittent therapy. We are also aware of a small clinical study, for which results were reported in August 2013, in which the SAM® Sport4 showed positive results in the treatment of venous ulcers, a type of chronic wound.

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

Micro Vibrations Technology and Our Products

It is well established that increasing blood flow to the wound and peri-wound area helps accelerate the healing of ischemic wounds. Micro-vibrations applied on the skin tissue increase local blood flow and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that are helpful for the wound healing process. Vibration therapy has been found to stimulate blood flow due to mechanical stresses of endothelial cells resulting in increased production of nitric oxide and vasodilation, as well as increase soft tissue and skin circulation. (Maloney-Hinds et al., “The Role of Nitric Oxide in Skin Blood Flow Increases due to vibration in healthy adults and adults with type 2 diabetes,” School of Medicine, Loma Linda University. Ca. Diabetes Technology & Therapeutics, 2009 p. 39-43). In addition, micro vibrations induce skin surface nerve axon reflex and type IIa muscle fibers contraction rates, resulting in vasodilation (Nakagami et al., “Effect of vibration on skin blood flow in an in vivo microcirculatory model”, The University of Tokyo, Bio-Science Trends 2007; 1 (3): 161-166). Ten minutes of vibration therapy with laser doppler revealed a consistent increase in water content of the upper dermis (TJ Ryan et al., “The effect of mechanical forces (vibration or external compression) on the dermal water content of the upper dermis and epidermis, assessed by high frequency ultrasound”, Oxford Wound Healing Institute, Journal of Tissue Viability, 2001. In another study, mean blood flow increase was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., “The effect of multidirectional mechanical vibration on peripheral circulation of humans”, University of Otago New Zealand, Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood for a minimum of 10 minutes following treatment (Lohman et al., “The effect of whole body vibration on lower extremity skin blood flow in normal subjects”, Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., “Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans”, J Appl Physiol, 2007, 103:474-483,. Yue Z. et al., “On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis”, Studies Appl Math, 2007, 119:95-109). Of import with respect to diabetic wounds, in which a prolonged inflammatory phase occurs, vibration vasodilation has generated an indirect anti-inflammatory action, mainly by suppression of nuclear factor-kβ, the key gene for inflammatory mediators (Sackner, M.A., “Nitric Oxide is released into circulation with whole-body, periodic acceleration”, Chest 2005;127;30-39).

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

Our UroShield product provides vibrations along the surface of the urinary catheter that is in contact with urethral tissue. We believe that these vibrations create a continuous acoustic lubrication effect along the surface of the indwelling catheter that is in contact with the surrounding tissue, thus reducing catheter-tissue contact time, which may lessen trauma from urethra abrasion and adhesion. We have also shown in animals and in humans that the micro-vibration technology can reduce the level of biofilm formation on urinary catheters.

Our Products

Product Design, Packaging, Identity

All products have been redesigned with an updated look and improved performance. These new designs were coupled with new branding, packaging, instructional manuals, and marketing materials.

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

We believe the UroShield system has the following advantageous effects:

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

In a subsequent physician-sponsored trial known as Heidelberg 2, 40 patients who underwent radical prostatectomies were divided into two groups, with the active group receiving one intra-operative dose of antibiotics and UroShield and the control group receiving one intra-operative dose of antibiotics and then five subsequent doses over three days. At the end of the trial, the control group had four cases of bacteriuria, as compared to one in the active group. In a third trial, a physician-sponsored open label trial, 10 patients who received emergency placement of a urinary catheter due to acute obstruction were given a UroShield device and followed with regard to their pain, discomfort, spasm and overall well-being. Within 24 hours, all patients showed improvement and increased toleration of the catheter (Zillich S., Ikinger U, “Biofilmprävention durch akustische Nanowellen: Ein neuer Aspekt bei katheterassoziierten Harnwegsinfektionen?,” Gesellschaft für Urologie, Heilbronn, Germany, May 2008). We supplied devices for this trial, but had no further involvement with it.

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

CAUTI occurs because urethral catheters inoculate organisms into the bladder and promote colonization by providing a surface for bacterial adhesion and causing mucosal irritation. The presence of a urinary catheter is the most important risk factor for bacteriuria. Once a catheter is placed, the daily incidence of bacteriuria is 3-10%. Between 10% and 30% of patients who undergo short-term catheterization (i.e., 2-4 days) develop bacteriuria and are asymptomatic. Between 90% and 100% of patients who undergo long-term catheterization develop bacteriuria. About 80% of nosocomial UTIs are related to urethral catheterization; only 5-10% are related to genitourinary manipulation. (John L. Brusch, Catheter-Related Urinary Tract Infection, Medscape, August 18, 2015).

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

Competition for UroShield

Several types of products have been introduced to address the growing problem of catheter-acquired infection and biofilm formation on catheter surfaces. Manufacturers offer antibiotic-coated and antiseptic-impregnated catheters. In addition, manufacturers have produced silver-coated catheters, which have been shown in small studies to delay bacteriuria for about two to four days. However, larger studies did not corroborate this result; on the contrary, silver hydrogel was associated with overgrowth of gram positive bacteria in the urine (Riley DK, Classen DC, “A large randomized clinical trial of a silver-impregnated urinary catheter: lack of efficacy and staphylococcal superinfection,” Am. J. Med. 1995 April; 98(4):349-56).

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

Regulatory Strategy

UroShield received CE Mark approval in September 2007 and was also approved for sale by the Israeli Ministry of Health in 2008. We are able to sell UroShield in India and Ecuador based on our CE Mark. UroShield was granted a Canadian medical device license in September 2016, although, due to a modification of regulatory standards in Canada, we have lost our Canadian license. We are working toward reinstatement of our Canadian license.

In the European Union, UroShield has been marketed for the prevention of biofilm, decreased pain and discomfort associated with urinary catheters and increased antibiotic efficacy.

In the United States, we intend to seek clearance from the U.S. Food and Drug Administration through the de novo classification process for UroShield. We submitted our application for 510(k) clearance on January 3, 2011. On March 11, 2011, we received a response from the U.S. Food and Drug Administration proposing that the approval go through the de novo route, which will require clinical trials with proposed study protocols to be pre-cleared by the U.S. Food and Drug Administration. We are currently seeking a strategic partner that is active in the urology market to coincide with the U.S. Food and Drug Administration clearance. We have not made any further submissions to the U.S. Food and Drug Administration related to UroShield, but we recently completed a more robust study conducted at 5 different nursing facilities in the United States. This study was approved by the institutional review board, or “IRB”. In November 2017, we announced interim results of this study.

NanoVibronix filed a request for a teleconference with FDA reviewers to understand the suitability of determining the medical device accessory classification via a de novo petition and to understand the expectations in order to establish safety and efficacy of UroShield. In the FDA’s written response and also during the teleconference, the FDA reviewers stated that they were particularly concerned with local tissue response (in urethra and potentially bladder) due to the extended use (up to 30 days) of a urinary catheter with UroShield attached to it. The areas of concern were primarily the physical interaction of ultrasound that is being propagated along the walls of the catheter and any leachables from the urinary catheter that would be over and above the leachables from a urinary catheter without UroShield attached to it. FDA reviewers were also concerned about the appropriateness and quality of safety test data that was previously submitted May 2012.

Studies being conducted to establish safety of UroShield for human use:

A large animal model (female sheep) study will be conducted to establish local tissue response from a urinary catheter with UroShield attached as compared to a control group of animals with a urinary catheter with no UroShield attached.

A comparative study of leachables from a urinary catheter with and without UroShield attached will be performed to demonstrate that the leachables with UroShield attached do not exceed toxicological safe limits allowed for a medical device.

Sales and Marketing

We believe the business opportunity for UroShield is in the hundreds of millions in U.S. dollars to the extent that UroShield obtains 510(k) clearance from the U.S. Food and Drug Administration, is recognized as effective and becomes widely adopted for use in catheters. To that end, we are exploring sales distribution models in the United States through a distributor network and direct sales. In order to have a distribution network in place if UroShield receives clearance from the U.S. Food and Drug Administration, we are currently identifying distributors through several vehicles, including our sales staff, commissionable representation, and independent contractors. We have recently appointed distributors for UroShield in the United Kingdom and, and an outside management organization, Morulaa Health, to assist with regulatory matters and distribution of UroShield in India. Each of these distributors is paid a small retainer and will be paid a commission between 10 to 20% of sales going forward.

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

Evaluation of the UroShield in urinary and nephrostomies to reduce bacteriuria Physician initiated	Prof. P.Tenke, Hungary	2010-2011 27 patients	● Pain, disability and QOL ● Catheter patency ● Bacteriuria / UTI ● Hospitalization period ● Analgesics and Antibiotics intake	Showed reduction in pain and significant decrease in bacteriuria rate.
Double Blind, Randomized Control Study for Prevention of Bacterial Colonization and UTI associated with Indwelling Urinary Catheters	Dr. Shira Markowitz Buffalo, NY	2017 55 patients	To demonstrate the use of the UroShield reduces bacterial colonization on the urinary catheter

Final results entitled “The Effect of Surface Acoustic Waves on Bacterial Load and Preventing Catheter-Associated Urinary Tract Infections (CAUTI) in Long Term Indwelling Catheters,” which was published in the December 2018 issue of Medical & Surgical Urology, a leading peer-reviewed journal in the field of urology.

Mean improvement advantage in treatment vs control was 87.2K CFU, (t (53) 18.1, p<0.001) at thirty days. At 60 days the mean improvement advantage in treatment vs control was 87.5K CFU, (t (53) 18.1, p<0.001). At 90 days the mean improvement advantage in treatment vs control was 79.3K CFU, (t (53) 12.4, p<0.001).

After cessation of treatment in the active group at 30 days, there was a minimal increase in CFU count at both 60 and 90 days. In the same group, there was no statistical difference in the decrease of CFU count from 30 to 60 days after treatment, t (28)=1. p= ..326, however there was a marginally significant increase in CFU from 60 to 90 days for the active group (28)=1.7 p= 0.09.

At baseline, every enrolled patient had been treated for infection during the 90 days prior to enrollment. Compared to baseline, the treatment group showed significant statistical and clinical improvement (100%) at 30 days relative to the sham control (73%). There were no reported infections in the Treatment Group while in the control group there were seven reported infections.

At 90 days after treatment, the treatment group showed a significantly stronger improvement (89.7%) compared to the sham control (46.2%). There were three reported infection in the Treatment group, while in the control group there were fourteen reported infections requiring antimicrobial therapy. (logistic regression B=2.3, Wald Chi-Square (df=1) =10.1, p=0.001.)

Current, Ongoing and Planned Clinical Trial

UroShield Randomized Control trial (Completed)-A 56 patient trial was completed in January 2018, with compelling results, proving a decrease in both bacterial colonization and the incidence of Urinary Tract Infection. As issued in a press release depicting interim results, the following was noted:

“The trial was conducted at 5 different nursing facilities, in which 51 subjects were evaluated with 26 in the active/treatment group and 25 in the control group. All patients had been treated for at least one incident of a catheter-acquired urinary tract infection (CAUTI) requiring antibiotics in the preceding 6 months prior to trial initiation.

At the 90-day evaluation, 13 of 25 subjects (52%) in the control group developed a CAUTI requiring systemic antibiotics while only 1 of 26 patients (4%) in the UroShield™ group required antibiotics.

All study subjects had an initial colony count of greater than 100,000 CFU cultured from their urinary tract. At thirty days, all subjects within the control group showed no change in the number of their bacteria count which was greater than 100,000 CFU, while those in the treatment group showed a reduction to 10,000 CFU in 15 of 26 subjects and only 1,000 CFU in 10 of 26 subjects.”

According to the Centers for Disease Control and Prevention, urinary tract infection (UTI) is an infection involving any part of the urinary system, including urethra, bladder, ureters, and kidney. UTIs are the most common type of healthcare-associated infection reported to the National Healthcare Safety Network (NHSN). Among UTIs acquired in the hospital, approximately 75% are associated with a urinary catheter, which is a tube inserted into the bladder through the urethra to drain urine. Between 15-25% of hospitalized patients receive urinary catheters during their hospital stay. The most important risk factor for developing a CAUTI is prolonged use of the urinary catheter.

This study was written up in the December 2018 issue of “Medical & Surgical Urology”, a leading peer-reviewed journal in the field of urology.

A 23 patient trial was completed recently in Norwich, United Kingdom. The trial was initiated to satisfy the requirements for adoption within the UK National Health Service. Results of the trial are not yet known.

An economic impact study was performed in York, United Kingdom to determine the cost savings related to prevention of urinary tract infection. The study resulted in an economic impact “model” which will demonstrate cost savings to prevention of patients contracting UTI. The trial was initiated to satisfy the requirements for adoption within the UK National Health Service.

An In vitro study was performed at Southampton University, Southampton, United Kingdom, to determine the effect of UroShield on bacterial colonization in a laboratory setting. The trial was initiated to satisfy the requirements for adoption within the UK National Health Service. This trial will also be helpful to fulfill a requirement of the FDA. Interim results revealed relatively positive results to all others studied in the same laboratory. Awaiting formal, final results.

UroShield-In vivo study is proposed by Dr. Blayne Welk MD MSc, Dr. Jeremy Burton MSc PhD-The study, entitled “Low energy surface waves to prevent urinary infections and catheter associated symptoms among patients with neurogenic bladder dysfunction”. The intent is to conduct a pilot study to determine if the UroShield device can reduce catheter symptoms, improve urinary quality of life, and reduce catheter biofilm formation and bacteriuria among patients with neurogenic bladder dysfunction and an indwelling catheter.

Patients with neurogenic bladder dysfunction (spinal cord injury, or multiple sclerosis) have significant urinary morbidity. While intermittent catheterization is the preferred management method with there is a need to supplement bladder emptying, up to 30-50% use indwelling catheters due to their convenience and due to limitations around the performance of CIC. Urinary tract infections are common, and a defined source of mortality in this population. Patients with neurogenic bladder are unique compared to the general population in that they often have intrinsic bladder dysfunction (impaired compliance, impaired innate immunity, and neurogenic detrusor overactivity) and colonization with atypical and pathogenic bacteria. Additional urinary symptoms related to the indwelling catheter can include bladder discomfort, sediment and catheter bypassing, and systematic symptoms (autonomic dysreflexia among patients with spinal cord injury). There are limited management options for patients with indwelling catheters and bladder symptoms or frequent UTIs and there is a need for additional therapies that can mitigate these symptoms.

This study will be done without cost to NanoVibronix and is expected to be presented at the International Neurology Meeting in Zurich in January, or worst case, American Urologic Association in the fall.

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

In the United States, a prescription from a licensed healthcare practitioner is required for the use of PainShield. We have engaged a consultant to assist us in the process of reclassifying the PainShield device to remove the prescription requirement for the use of PainShield. We believe that such reclassification will open up mass market opportunities which are currently not available to us due to the prescription requirement. However, there is no assurance that we will be able to remove the prescription requirement for the use of PainShield or that, even if we accomplish such reclassification and the use of PainShield no longer requires a prescription, PainShield will be successful commercially in the mass market or we will be able to generate significant revenues from the mass market opportunities, if any.

In order to eliminate the requirement for a physician prescription, proof of safety and consumer “usability” must be established. With no adverse events reported on the PainShield device, we have a high degree of confidence that we will achieve the desired outcome. We have engaged User-View, Inc to facilitate our Usability study. The product packaging and all instruction documents have been modified to meet OTC standards. That study is currently in process.

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

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain, such as tendonitis, sports injuries, pelvic pain and neurologic pain and we have sold approximately 1,700 units and 15,000 treatment patches since its introduction. We have entered into distribution agreements in United States, Europe, Asia and India for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and Ecuador. In addition, we sell PainShield directly to patients through our website. We are currently ramping up our marketing efforts in the US market and throughout the world. We anticipate that these efforts will include recruiting additional sales personnel and representatives, making in-office calls to physicians and attending trade shows and conferences. We intend to pursue the veterinary market with our equine PainShield device.

We have identified a unique and effective application for PainShield, the treatment of a severe facial nerve pain called Trigeminal Neuralgia, otherwise known as tic douloureux. Two studies were performed in Israel, “a randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigeminal neuralgia pain”, and “A sound solution for Trigeminal Neuralgia”. Two trials which enrolled a total of 16 and 15 patients respectively, both conducted at the Sheba Medical Center in Israel, concluded that this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease. One of the studies showed a reduction in pain among 73% of the participants. We believe this to be an ideal market to address with the PainShield. With few existing treatment alternatives, we believe the PainShield’s effectiveness is a practical and safe alternative. A broader RCT, targeting 60 patients suffering from unilateral trigeminal neuralgia, was recently completed. The article will be completed and ready for submission within 90 days.

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

Recently Completed Research

A double-blind randomized control trial of a PainShield Surface Acoustic Wave Patch, the patch used in conjunction with the PainShield device, was completed in the first quarter of 2018.

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

In the first quarter of 2019, the double blinded, crossover trial was conducted across the US and included 59 patients with a diagnosis of unilateral trigeminal neuralgia. Among the 59 patients, 30 were in the active treatment group and 29 were in the control group. The values that were assessed include Visual Analog Scale (VAS) pain score, both baseline prior to trial and VAS pain score at the end of the study. The study also assessed breakthrough medications per week at the start of the trial and breakthrough medications per week at the end of the trial, with a particular focus on the use of opioids. Breakthrough medications are used for chronic pain directly related to the pre-existing Trigeminal Neuralgia condition.

There was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken, which was directly correlated to pain experienced during treatment. Specifically, the treatment group experienced a 55.2% improvement in baseline pain scores versus 2.3% for the control group. The treatment group experienced a 46.4% reduction in breakthrough pain medication versus 1.5% for the control group. In addition to measurable differences in all aforementioned measurement categories, there was a general improvement in uninterrupted sleep.

Clinical Trials

To date, we have conducted or are in the process of conducting the clinical trials set forth below:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
A sound solution for Trigeminal Neuralgia Physician initiated	Dr. Ch. Adahan Sheba Medical Center	2009 15 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	73% of the subjects experienced complete or near complete relief.

Randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigeminal neuralgia pain For Ph.D., Funded by Israeli Ministry of Health	Dr. M. Zwecker Chaim Sheba Medical Center, Tel Hashomer, Israel	2012-2012 16 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	In conclusion this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease.

Treating Rutgers university athletic injuries with bandaid sized ultrasound unit PainShield	R. Monaco, G. Sherman, Rutgers University Athletic, Rutgers, New Jersey	2011 35 patients

●To assess the pain, functional capacity and discomfort of the subject

●To assess the subject’s quality of life

●To assess the injury status

●To assess the efficacy of the treatment

●To assess compliance factors

Active group:

74% had improvement, 26% no change

Sham group:

56% no change, 44% had improvement

This is an indication of the effectiveness of the device.

Lack of funding for statistical analysis has stopped this trial prior to fulfillment.

Reduction of chronic abdominal and pelvic pain, urological and GI symptoms using wearable device delivering low frequency ultrasound	D. Wiseman, Synechion Institute for Pelvic Pain	2011 19 patients	●To assess the efficacy of PainShield for pelvic and related pain	Improvement in pain related symptoms noted for all symptoms.

PainShield for Trigeminal Neuralgia	Shira Markowitz, MD, New York, NY	Early 2018 60 patients	●To assess the efficacy of PainShield for treating trigeminal neuralgia	Interim results released in the fourth quarter of 2017, which reported improvement in pain and quality of life; final results expected to be reported in the second quarter of 2018

If we are able to obtain sufficient funding, we anticipate conducting the following clinical trials:

Trial	Place	Start Date/Timing	Objectives
PainShield for Pelvic Pain 200 patient trial	To be determined	To be determined	Safety and Efficacy of PainShield in Chronic Pelvic Pain

We announced interim results of a study entitled, “The Effects of the NanoVibronix’s PainShield® Surface Acoustic Waves on the Symptoms of Lateral Epicondylitis.” The clinical study was conducted by Dr. David Lemak, a leading orthopedic surgeon with Birmingham Orthopedic and Sports Specialists.

The trial was a randomized, double blinded study for 30 days that evaluated the effectiveness and safety of PainShield™ Surface Acoustic Wave (SAW) technology on patients suffering from pain and discomfort, as well as limited mobility caused by the effects of chronic or acute lateral epicondylitis (LE) (“tennis elbow”). A total of 24 patients were enrolled, half of whom were treated with the PainShield™ device plus physical therapy and the other half were treated with a placebo device plus physical therapy. Two of the patients did not complete the trial. Patients were not allowed to use opioids during the trial, nor were they allowed to have any type of injections (cortisone or any other) at any time during the study or within the last 30 days. Patients were allowed to take standard over-the-counter anti-inflammatory medication such as ibuprofen.

While the study is ongoing with additional patients enrolling, based on the initial results, seven out of ten patients (70.0%) who completed the study using PainShield plus physical therapy had complete resolution or significant improvement in pain. Among the placebo group plus physical therapy, five out of twelve patients (41.7%) experienced complete resolution or significant improvement in pain. Upon completion of the trial, the Company will have full results, which it expects to publish later this year.

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

Our general regulatory strategy for WoundShield is focused on seeking U.S. Food and Drug Administration approval for a variety of indications. WoundShield obtained CE Mark approval in November 2012.

Sales and Marketing

WoundShield has generated minimal revenues to date. We intend to market WoundShield in Europe and pursue the necessary approvals to commence marketing in the United States and Canada. Our strategy for selling WoundShield in the United States is to find a strategic partner in the wound care market. We are actively pursuing this strategy. WoundShield could be an effective adjunct to existing wound treatment devices or a stand-alone wound treatment modality.

Clinical Trials

With respect to WoundShield, to date, we have conducted the following evaluation studies:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
Clinical evaluation Physician initiated	Dr. J. Rosenblum, Shaare Zedek Medical Center	2008 8 patients	To evaluate novel technology on wound healing in diabetic foot ulcers.	Therapy showed significant changes in wound, wound size was reduced, patients felt less pain, necrotic tissue was less adhesive, necrotic tissue decreased in size. The duration of the trial was one week.

Clinical evaluation Physician initiated	Dr. J. Rosenblum, Shaare Zedek Medical Center	2010 8 patients	To evaluate novel technology on wound healing in diabetic foot ulcers.	The device, a precursor device to WoundShield using the same technology as WoundShield, had a positive effect on both epithelization of diabetic wounds and stimulating the precursors of dermal and epidermal growth. The duration of the trial was one week.

Clinical evaluation Physician initiated	Dr. S. Covington	2010 7 patients	The study aimed to determine if hyper oxygenated saline delivered by surface acoustic waves improves tissue oxygenation in lower extremity wounds.	Surface acoustic wave technology in conjunction with oxygenated saline can increase interstitial oxygen in wound bed. This trial to validate proof of concept was put on hold due to financial constraints. The duration of the trial was two weeks.

Third Party Reimbursement

NanoVibronix has entered into an agreement with Redemption Revenue Cycle Solutions LLC, beginning on January 1, 2019. RRCS has an expertise in establishing reimbursement at a reasonable rate, and facilitating the billing for both NanoVibronix and its distributors.

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

New Products Under Development

Renooskin

In 2016, we started developing a device for the facial rejuvenation market called Renooskin. Previous in vitro studies on human skin were done showing that the SAW technology provided skin rejuvenation comparable to Retinol A which is a well-accepted anti-aging cream. We have developed a head band like applicator for the PainShield SAW treatment and are in the process of arranging for a pilot trial with a cosmetic dermatologist and/or plastic surgeon. We believe that, subject to proof of efficacy of the Renooskin and receiving regulatory approval, the device can be sold in a non-reimbursement market since cosmetic devices are private pay. The product is pending evaluation and we are considering several paths towards commercialization.

LungShield

A pilot study, adapting the UroShield technology to endotracheal tubes, is currently underway at Shaare Zedek Medical Center. The purpose of this study is to examine the effect of a device which generates low energy ultrasound waves like the UroShield product. The endpoint of the study is to show its effect on development of bacterial colonies on endotracheal tubes, in patient receiving mechanical ventilation, and to determine whether this effect lowers the rate of bacterial resistance to antibiotics. Results of this study are not known at this time, and is still ongoing.

Research and Development Expenses

During the years ended December 31, 2018 and 2017, we spent approximately $614,000 and $693,000, respectively, on research and development activities. None of the cost of such activities is borne directly by our customers.

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

The primary regulatory bodies and paths in Asia, Australia, and Latin America are determined by the requisite country authority. In most cases, establishment registration and device licensing are applied for at the applicable Ministry of Health through a local intermediary. The requirements placed on the manufacturer are typically the same as those contained in ISO 9001 or ISO 13485, requirements for quality management systems published by the International Organization of Standardization. In some countries outside Europe, we are or will be able to sell on the basis of our CE Mark. We have the Health for PainShield, WoundShield and UroShield, a certificate by the Israel Ministry of Health allowing us to sell PainShield, WoundShield and UroShield in Israel, a certificate allowing us to sell PainShield in Australia, and we are able to sell PainShield, WoundShield and UroShield in India and Ecuador based on our CE Mark. In addition, our distributor in Korea has applied for approval to sell PainShield and UroShield. We generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

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

Customers

We currently sell our products both through our website and distribution agreements, with approximately 55% of our sales coming through distributors in 2018. We expect that percentage to grow significantly as we enter into additional distribution agreements. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, various countries throughout Europe, India, and Asia.

We are currently in discussions with a number of distribution companies in the United States, Europe, and Asia, as well as a distributor which will allow access into Veterans Administration facilities. Our current agreements stipulate that distributors will be responsible for carrying out local marketing activities and sales. We are responsible for training, providing marketing guidance, marketing materials, and technical guidance. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. We expect any future distribution agreements to contain substantially similar stipulations. Under our current agreements, distributors purchase our products from us at a fixed price. Our current agreements with distributors are generally for a term of approximately two to three years and automatically renew for an additional annual terms unless modified by either party.

Manufacturing and Suppliers

We have traditionally assembled our products in-house at our facilities in Nesher, Israel. All of the component parts of our products are readily available from a number of manufacturers and suppliers. We order component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers are APC International, Ltd., R&D Medical Products, DI-EL Tack Ltd., Rotel Product Engineering Ltd. and Afinity. We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

In December 2018, we announced we appointed Quasar as contract manufacturer for the PainShield®, UroShield®, WoundShield® as well as other devices. Quasar (http://www.quasar-med.com/) is a medical device manufacturer with over 30 years of experience, serving major brands worldwide, with complex catheters, disposables, and U.S. Food and Drug Administration regulated assemblies. Quasar delivers a full lifecycle array of engineering services, including design-to-cost, jigs and tool design, as well as unique production process-design services that allow for the highest levels of efficiency and productivity. Quasar is ISO9001 and ISO13485 certified, as well as U.S. Food and Drug Administration registered.

Recent Developments

In January, 2019, we began collaborating with the Fritz Clinic, which has been at the forefront of tackling the opioid epidemic. As a leader in the field of opioid addiction, the Company supports Dr. Fritz’ approach in aiding patients with opioid dependence and providing them with alternative treatments to address the underlying cause of pain, rather than simply masking it with pain killers.

In February, 2019, we announced the publication of an independent study entitled, “The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia,” which was published in the January 2019 issue of Journal of Anesthesiology and Pain Research, a leading peer-reviewed journal in the field of anesthesiology. The double blinded, crossover trial was conducted across the U.S. and included 59 patients with a diagnosis of Unilateral Trigeminal Neuralgia.

There was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken, which was directly correlated to pain experienced during treatment. Specifically, the treatment group experienced a 55.2% improvement in baseline pain scores versus 2.3% for the control group. The treatment group experienced a 46.4% reduction in breakthrough pain medication versus 1.5% for the control group. In addition to measurable differences in all aforementioned measurement categories, there was a general improvement in uninterrupted sleep.

In March, 2019, the Company announced results of a study entitled, “The Effects of the NanoVibronix’s PainShield® Surface Acoustic Waves on the Symptoms of Lateral Epicondylitis” ( Tennis Elbow). While the study is ongoing with additional patients enrolling, based on the initial results, seven out of ten patients (70.0%) who completed the study using PainShield plus physical therapy had complete resolution or significant improvement in pain. Among the placebo group plus physical therapy, five out of twelve patients (41.7%) experienced complete resolution or significant improvement in pain. Upon completion of the trial, the Company will have full results, which it expects to publish later this year

Customers

We currently sell our products both directly, through our website, and indirectly via distribution agreements, with approximately 55% of our sales coming through distributors in 2018. We expect that percentage to grow significantly as we enter into additional distribution agreements. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, India, Canada and Asia.

We are currently in discussions with several distribution companies in the United States, Europe, and Asia, as well as a distributor which will allow access into Veterans Administration facilities. Our current agreements stipulate that distributors will be responsible for carrying out local marketing activities and sales. We are responsible for training, providing marketing guidance, marketing materials, and technical guidance. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. We expect any future distribution agreements to contain substantially similar stipulations. Under our current agreements, distributors purchase our products from us at a fixed price. Our current agreements with distributors are generally for a term of approximately two to three years and automatically renew for an additional annual terms unless modified by either party.

Manufacturing and Suppliers

We assemble our products in-house at our facilities in Nesher, Israel. All of the component parts of our products are readily available from a number of manufacturers and suppliers. We order component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers are APC International, Ltd., Tamuz Electronics, DI-EL Tack Ltd., Rotel Product Engineering Ltd. and Sinpro Electronics Co., Ltd. We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

Employees

At December 31, 2018, we had 10 full-time employees and four contract employees. In addition, we employ several consultants on an as needed basis, to provide a cost efficient alternative to a larger infrastructure to support the Company.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, are filed with the SEC. The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at nanovibronix.com, as soon as reasonably practicable after we have electronically filed with, or furnished to, the SEC. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

For the fiscal year ended December 31, 2018 we had a net loss of approximately $4.2 million, with revenues of approximately $318,000. As of December 31, 2018, we had an accumulated deficit of approximately $32.5 million. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for UroShield and WoundShield, and market acceptance and reclassification of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance.

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

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our auditors, Marcum LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2018 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds of the sale of our securities, with only limited revenue being generated from our product sales. In order to fully realize our business objectives, we may need to raise additional capital. We willseek to raise such additional funds through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations through the imposition of restrictive covenants and requiring us to pledge assets in order to secure repayment. In addition, if we raise funds through the sale of equity, we may issue equity securities with rights superior to our common stock, including voting rights, rights to proceeds upon our liquidation or sale, rights to dividends and rights to appoint board members. There can be no assurance that we will be able to complete a required financing on acceptable terms or at all. If such financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities. The failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

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

Any required financing efforts may divert our management from their day-to-day activities, which may adversely affect its ability to develop and commercialize our products Moreover, if we complete additional fianncings by issuing equity securities, the percentage ownership of its existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

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

If we fail to retain our key management, or to attract and keep additional key personnel, we may be unable to successfully execute our business plan.

Our success depends on our ability to attract, retain and motivate highly qualified management and personnel. As a small company with ten full-time employees and four contract employees, our success depends on the continuing contributions of our management team and qualified personnel and on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We are also at a disadvantage in recruiting and retaining key personnel as our small size and limited resources may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

Our need to increase the size of our organization and may not successfully manage our growth.

We are a clinical-stage company with a small number of planned employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Ouyr ability to grow and to manage its growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve its operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance its operational, financial and management systems in conjunction with its potential future growth, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on the NASDAQ Capital Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On September 14, 2018, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. On October 26, 2018, November 23, 2018 and January 9, 2019, we submitted a plan and supporting documentation to regain compliance with the minimum stockholders’ equity requirement and was granted an extension through March 13, 2019 to comply with this requirement.

The Staff notified us by letter dated March 14, 2019 that it determined that we did not meet the terms of the extension because we were unable to complete an equity financing and evidence compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the NASDAQ Capital Market by March 13, 2019, and our common stock would be subject to delisting from the NASDAQ Capital Market unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

We timely requested a hearing before the Panel, which request stayed any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires. At the hearing, we will present its plan to evidence compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market, and request an extension of time within which to do so. The hearing has been scheduled for May 2, 2019. If we do not receive a positive ruling on May 2, 2019, or if we fail to satisfy another NASDAQ requirement for continued listing, Staff could provide notice that our common stock will become subject to delisting.

If our common stock were delisted from NASDAQ, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, and would continue to be an emerging growth company until December 31, 2022, or until the earliest of (i) the last day of the fiscal year during which we had total annual gross revenues of $1.07 billion (as indexed for inflation); (ii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt; or (iii) the date on which we are deemed to be a ‘large accelerated filer,’ as defined by the Securities and Exchange Commission, which would generally occur upon our attaining a public float of at least $700 million. Once we lose emerging growth company status, we expect the costs and demands placed upon our management to increase, as we would have to comply with additional disclosure and accounting requirements, particularly if we would also no longer qualify as a smaller reporting company.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and maintain an office in Tyler, Texas. Our lease for the facility in Nesher expires on June 30, 2020. The space is approximately 160 square meters. We pay approximately $3,600 per month under our lease. We also use a facility in Tyler, Texas from an unrelated party, for which we do not have a lease nor do we pay any rent. This space is approximately 200 square meters. We believe that our facilities are adequate to meet our current and proposed needs.

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

The last reported sale price for our common stock on the NASDAQ as of April 15, 2019 was $3.80 per share. As of April 15, 2019, we had 4,076,552 issued and outstanding shares of common stock, which were held by 121 holders of record.

As of April 15, 2019, we had a total of 2,733,142 shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 15, 2019, we had a total of 304 shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

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

Recent Events

On February 5, 2019, we entered into amendments to our two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 420,000 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrants”) and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share (the “$6.00 Warrants”), issued in January and February 2015 and which were amended in January 2017, to extend the expiration dates of the warrants for two additional years. In addition, the Warrant Amendment amended the exercise price with respect to the $3.00 Warrants from $3.00 per share to $3.35 per share. The exercise price of the $6.00 Warrants was unchanged. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.35 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share will expire on January 29, 2021, and the warrants to purchase 140,000 shares of common stock at $3.35 per share and warrants to purchase 140,000 shares of common stock at $6.00 per share will expire on February 10, 2021, and the warrants to purchase 13,333 shares of common stock at $3.35 per share and warrants to purchase 13,333 shares of common stock at $6.00 per share will expire on February 23, 2021. The Warrant Amendment is effective as of January 29, 2019. All other terms of the original warrants remain the same.

Holders of the warrants who entered into the amendment with the Company include the following affiliates of the Company: (i) a subsidiary of IDT Corporation, a greater than five percent stockholder of the Company, who holds warrants to purchase 266,667 shares of common stock at $3.35 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share, and (ii) entities controlled by Mr. Paul Packer and Mr. Packer, a greater than five percent stockholder of the Company, who holds warrants to purchase 66,666 shares of common stock at $3.35 per share and warrants to purchase 66,666 shares of common stock at $6.00 per share.

On February 20, 2019, we entered into a consulting agreement (the “Agreement”) with Bespoke Growth Partners, Inc. (“Bespoke”), pursuant to which Bespoke will provide to us consulting services with respect to, among other things, advancement of our business plan, possible joint ventures, strategic alliances, mergers and acquisitions and related development activities (the “Services”).

In consideration for the Services, we paid Bespoke a cash fee of $50,000 and issued to Bespoke 275,000 shares of our common stock upon signing the Agreement. In addition, if we have not previously terminated the Agreement, we agree to issue Bespoke (i) an additional 75,000 shares of our common stock on the three (3) month anniversary of the Agreement, (ii) an additional 200,000 shares of our common stock on the seven (7) month anniversary of the Agreement, and (iii) an additional 100,000 shares of our common stock on the ten (10) month anniversary of the Agreement. The Agreement contains a blocker provision that prohibits the issuance of our common stock to Bespoke during the term of the Agreement which would cause the beneficial ownership of Bespoke and its affiliates to exceed 9.99% of our outstanding shares of common stock.

The Agreement has an initial term of one year, unless we terminate earlier. Wemay terminate the Agreement before the end of the initial term upon 30 calendar days’ notice to Bespoke. The Agreement provides for us to indemnify Bespoke, its officers, directors, members, employees, affiliates, and agents of all losses, expenses, damages and costs, including reasonable attorneys’ fees, resulting from any act, action or omission, except for acts of Bespoke of willful misconduct, bad faith or gross negligence related to the Agreement.

NASDAQ Delisting Procedure

On September 14, 2018, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. On October 26, 2018, November 23, 2018 and January 9, 2019, we submitted a plan and supporting documentation to regain compliance with the minimum stockholders’ equity requirement and was granted an extension through March 13, 2019 to regain compliance. We were unable to complete a capital raise by March 13, 2019 and were unable to regain compliance by that date.

The Staff notified us by letter dated March 14, 2019 that it determined that we did not meet the terms of the extension because we were unable to complete an equity financing and evidence compliance with the minimum $2.5 million stockholders’ equity requirement for continued listing on the NASDAQ Capital Market by March 13, 2019, and our common stock would be subject to delisting from the NASDAQ Capital Market unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”).

We timely requested a hearing before the Panel, which request stayed any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires. At the hearing, we will present its plan to evidence compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market, and request an extension of time within which to do so. The hearing has been scheduled for May 2, 2019. If we do not receive a positive ruling on May 2, 2019, or if we fail to satisfy another NASDAQ requirement for continued listing, Staff could provide notice that our common stock will become subject to delisting.

Bridge Financing

On March 29,2019, we completed a bridge financing, pursuant to which we issued to two accredited investors convertible notes on the aggregate principal amount of $225,000 (the “Notes”) and seven-year warrants (the “Warrant”) to purchase an aggregate of 90,000 shares of our common stock or series C preferred stock at an exercise price of the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of our capital stock issued in our first equity financing following the date of issuance, or (b) $4.80, with a stipulation that in no event will the exercise price be less than $3.00 per warrant share.

The principal amount and all accrued but unpaid interest on the Notes are due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date we complete an equity financing pursuant to which we issue and sell shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “Qualified Financing”). The Notes bear interest at a rate of 6% per annum, payable on the Maturity Date.

To the extent not previously converted, on the Maturity Date, the investors will receive, at the option of each the investor, either (a) cash equal to the original principal amount of the Note and interest then accrued and unpaid thereon, or (b) shares of our common stock or our series C convertible preferred stock, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by our board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company.

Upon consummation of a Qualified Financing, each investor may elect to have the outstanding principal and accrued but unpaid interest thereon converted into (a) shares of the same class and series of equity securities sold in such Qualified Financing, (b) shares of series C convertible preferred stock or (c) common stock, at a price per share equal to the lesser of: (a) 80% of the price per share at which such securities are sold in such Qualified Financing and (b) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting our capital stock.

In no event will the number of shares to be issued upon (i) exercise of this Warrants, (ii) conversion of the Notes exceed, in the aggregate, 9.9% of the total shares outstanding or the voting power outstanding on the date immediately preceding the date of issuance.

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

We believe that the currency of the primary economic environment in which our operations are conducted is the U.S. dollar; thus the dollar is our functional currency. The majority of the proceeds from our financing activities are received in U.S. dollars, and this currency is dominant in management’s budgeting and pricing process. Although a portion of our subsidiary’s expenses are dominated in NIS (mostly salary, production expenses and facility expenses), a substantial portion of our expenses are denominated in U.S. dollars. In addition, most of our assets and liabilities are in U.S. dollars and while we do invoice and sell products in foreign currencies such as Euros, Great British Pounds and Israeli shekel, we expect that most of our revenues will be generated in U.S. dollars. Furthermore, excess cash flows are repatriated to the U.S. accounts, where they are invested by the parent entity.

Transactions and balances originally denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies have been remeasured into U.S. dollars in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 830, “Foreign Currency Matters.”

All transaction gains and losses from the remeasurement of monetary balance sheet items denominated in non- U.S. dollar currencies are reflected in the consolidated statement of operations in financial expenses, net, as appropriate.

Revenue recognition

We generate revenues from the sale of our products to distributors and patients. Revenues from those products are recognized in accordance with ASC 606, Revenue from Contracts with Customers), in which its core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight line method in our consolidated statement of operations.

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

Income taxes

Tax legislation from the Tax Cuts and Jobs Act (“Tax Reform Act”) passed on December 22, 2017 was incorporated into the tax provision, making broad and complex changes to the U.S. tax code, including, but not limited to, (1) reducing the U.S. federal corporate tax rate from 35 percent to 21 percent: (2) requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries: (3) generally eliminating U.S. federal income taxable income of certain earnings of controlled foreign corporations: (5) eliminating the corporate alternative minimum tax (“AMT”) and changing how existing AMT credits can be realized: (6) creating the base erosion anti-abuse tax, a new minimum tax: (7) creating a new limitation on deductible interest expense: and (8) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017. The Tax Reform Act created new taxes on certain foreign-sourced earnings and certain related-party payments, which are referred to as the global intangible low-taxed income tax and the base erosion tax, respectively.

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

We implemented a two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative basis) likely to be realized upon ultimate settlement.

Warrants

We account for stock warrants held by investors as either equity instruments or liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), depending on the specific terms of the warrant agreement.

Stock warrants are accounted for as a liability if they contain “down-round protection” or other terms that could potentially require “net cash settlement” in accordance with the provisions of ASC 815-40, Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASC 815”), which provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify to be a derivative financial instrument. We measure such warrants at fair value by applying the Black-Scholes option pricing model in each reporting period until they are exercised or expired, with changes in the fair value being recognized in the our statement of operations as financial income or expense, as appropriate.

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

Going Concern

The financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue to operate is dependent mainly on our ability to successfully market and sell our products and the receipt of additional financing until profitability is achieved. We have incurred losses in the amount of $4,154 during the year ended December 31, 2018, and have accumulated negative cash flow from operating activities amounted to $ 3,550 for the year ended December 31, 2018. We expect to continue incurring losses and negative flows from operations. As a result, we will not have sufficient resources to fund our operations for the next twelve months from the date of filing. These conditions raise substantial doubts about our ability to continue as a going concern. During the next twelve months management expects that we will need to raise additional capital to finance our losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. Management’s plans include the continued commercialization of our products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products and raising capital, we will need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should we be unable to continue as a going concern.

Results of Operations

Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017

Revenues. For the twelve months ended December 31, 2018 and 2017, our revenues were approximately $318,000 and $239,000, respectively, an increase of approximately 33%, or $79,000, between the periods. The increase was mainly attributable to increased sales from adding distributors. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the twelve months ended December 31, 2018, the percentage of revenues attributable to our products was: PainShield – 73.9% and UroShield – 26.1%. For the twelve months ended December 31, 2017, the percentage of revenues attributable to our products was: PainShield – 75.7% and UroShield – 24.3%. For the twelve months ended December 31, 2018 and 2017, the percentage of revenues attributable to our disposable products was 33.1% and 47.4%, respectively. For the twelve months ended December 31, 2018 and 2017, the portion of our revenues that was derived from distributors was 55% and 47%, respectively.

Gross Profit. For the twelve months ended December 31, 2018, gross profit increased by approximately 5%, or $9,000, to approximately $160,000 from approximately $151,000 during the same period in 2017.

Gross profit as a percentage of revenues were approximately 50% and 63.2% for the twelve months ended December 31, 2018 and 2017, respectively. The decrease in gross profit as a percentage is mainly due to increased costs incurred in the process of moving the manufacturing process from our facilities to a third-party manufacturer which entailed among other costs a one-time $18,000 set-up fee, a one-time $41,000 price reduction awarded to a distributor which was recognized as a reduction to revenues, and to a lesser degree due to the increased sales to distributors which typically are sold at lower margins, as well as a lower percentage of sales of disposable products which contain a higher gross margin.

Our gross profit may be affected year-over-year by the mix of revenues between sales to distributers and sales directly to the end customers (where sales directly to the end customers generally have a higher margin). As a result, we are subject to year-over-year fluctuation in our gross profits.

Research and Development Expenses. For the twelve months ended December 31, 2018 and 2017, research and development expenses were $614,000 and $693,000, respectively, a decrease of approximately 11%, or $79,000, between the periods. This decrease was mainly due to decreased payroll expenses.

Research and development expenses as a percentage of total revenues were approximately 193% and 290% for the twelve months ended December 31, 2018 and 2017, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock based compensation expenses, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the twelve months ended December 31, 2018 and 2017, selling and marketing expenses were approximately $1,212,000 and $465,000, respectively, an increase of approximately 161%, or $747,000, between the periods.

The increase in selling and marketing expenses was mainly due to increased sales and marketing personnel, and to a lesser degree increased trade show expenses and marketing campaigns.

Selling and marketing expenses as a percentage of total revenues were approximately 381% and 195% for the twelve months ended December 31, 2018 and 2017, respectively. The increase in our percentage was due to the decreased spending mentioned above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the twelve months ended December 31, 2018 and 2017, general and administrative expenses were approximately $2,637,000 and $2,084,000, respectively, an increase of approximately 27%, or $553,000, between the periods. The increase was mainly attributable to increased consulting and professional fees and to a smaller degree increased management compensation.

General and administrative expenses as a percentage of total revenues were approximately 829% and 872% for the twelve months ended December 31, 2018 and 2017, respectively. The decrease was due to the increase in revenues.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, costs associated with being a publicly traded company, stock-based compensation expenses, accounting and facilities expenses associated with general and administrative activities.

Financial Expenses, net. For the twelve months ended December 31, 2018 and 2017, financial expenses, net were $22,000 and $1,836,000, respectively, a decrease of approximately 99%, or $1,814,000, between the periods. The decrease resulted primarily from no longer recording a valuation adjustment of our warrants which were exercised in 2017.

Tax benefit (expenses). For the twelve months ended December 31, 2018, our tax benefit was approximately $127,000 and for the twelve months ended December 31, 2017 our tax expense was approximately $38,000. Our tax benefit for 2018 was derived from favorable adjustments due to lapses of statutes of limitations on its Israel tax positions. Our tax expense for 2017 is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate and unrecognized tax benefits as a result of tax positions taken.

Net Loss. Our net loss decreased by approximately $811,000, or 16%, to approximately $4,154,000 for the twelve months ended December 31, 2018 from approximately $4,965,000 during the same period in 2017. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of $4,154,000 during the year ended December 31, 2018, and had negative cash flow from operating activities of $3,550,000 for the year ended December 31, 2018. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing. These conditions raise substantial doubts about our ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the year ended December 31, 2018, and through April 15, 2019, we met our short-term liquidity requirements from our existing cash reserves and from proceeds from the sales of convertible promissory notes in an aggregate amount of $1,380,000, as well as the net proceeds of $5,056,000 from our underwritten public offering of common stock and warrants which closed on November 6, 2017. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We expect to continue to incurr losses and negative flows from operations. As a result, we will not have sufficient resources to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. During the next twelve months we expect that we will need to raise additional capital to finance our losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. Our plans include the continued commercialization of our products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that the we will be successful in obtaining the level of financing needed for our operations. If the we are unsuccessful in commercializing our products and raising capital, we will need to reduce activities, curtail or cease operations. It should also be noted that there are no assurances that we would be able to raise additional capital on terms favorable to us.

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

We do not have any material commitments to capital expenditures as of December 31, 2018, and we are not aware of any material trends in capital resources that would impact our business.

Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017

General. As of December 31, 2018, we had cash and cash equivalents of approximately $896,000, compared to approximately $4,360,000 as of December 31, 2017. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3,550,000 for the twelve months ended December 31, 2018 and approximately $2,182,000 for the same period in 2017. The increase in our usage of cash in our operating activities in the amount of $1,368,000 is mainly attributable to the increase in costs associated the increase in selling expenses and, increased consulting fees, professional fees and management compensation.

Cash was used in our investing activities was approximately $8,000 during the twelve months ended December 31, 2018 compared to no investing activities during the twelve months ended December 31, 2017.

Cash provided by financing activities was approximately $94,000 from proceeds received on the exercise of warrants and option in 2018 compared to $6,436,000 received in 2017 from proceeds from the sales of the 2017 Notes in an aggregate amount of $1,380,000, as well as the net proceeds of $5,056,000 from our underwritten public offering which closed on November 6, 2017. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

Off Balance Sheet Arrangements

As of December 31, 2018, we have no off-balance sheet transactions, arrangements, obligations, or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports, filed under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may become inadequate because of changes in conditions or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by the SEC Rules 13a-15(b) and 15d-15(b), an evaluation is required to be carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

To address these material weaknesses, management engaged financial consultants, performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”) for the Company. Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, management has not completed a proper evaluation, risk assessment and monitoring of the Company’s internal controls over financial reporting based on the 2013 Committee of Sponsoring Organizations (COSO) framework. Management concluded that, during the period covered by this report, that our internal controls and procedures were not effective to detect the inappropriate application of US GAAP.

Based on our assessment, we concluded that we have control deficiencies in the design and operating effectiveness of our internal controls over financial reporting that aggregate to material weaknesses, individually and in the aggregate, as follows:

1.	We did not maintain effective controls over the operating effectiveness of information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not establish or formalize appropriate IT policies, segregation of duties and monitoring procedures and without monitoring procedures over third party service providers, we did not evaluate whether the providers were appropriately managing its and the Company’s IT infrastructure, operations, and critical financial systems.

2.	We did not maintain effective controls over managements review procedures including maintaining sufficient evidence of such review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures.

3.	We have not formalized and implemented a complete set of policy and procedure documentation to evidence or system of internal controls over financial reporting to meet the requirements of the COSO 2013 framework.

Management has also concluded that such weaknesses of its internal control did not have a material impact on our ability to fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects for the year ended December 31, 2018.

We will remediate these weaknesses described above, including by engaging a financial reporting advisor with expertise in accounting for complex transactions. We intend to continue to address these weaknesses as resources permit.

Notwithstanding the material weaknesses identified herein, we believe that our consolidated financial statements contained in this Annual Report fairly present our financial position, results of operations and cash flows for the years covered thereby in all material respects.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 29, 2019, the Company completed a bridge financing, pursuant to which the Company issued to two accredited investors convertible notes on the aggregate principal amount of $225,000 (the “Notes”) and seven-year warrants (the “Warrants”) to purchase an aggregate of 90,000 shares of the Company’s common stock or series C preferred stock at an exercise price of the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80, with a stipulation that in no event will the exercise price of be less than $3.00 per warrant share.

The principal amount and all accrued but unpaid interest on the Notes are due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “Qualified Financing”). The Notes bear interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, the investors will receive, at the option of each the investor, either (a) cash equal to the original principal amount of the Note and interest then accrued and unpaid thereon, or (b) shares of common stock or series C convertible preferred stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company. Upon consummation of a Qualified Financing, each investor may elect to have the outstanding principal and accrued but unpaid interest thereon converted into (a) shares of the same class and series of equity securities sold in such Qualified Financing, (b) shares of series C convertible preferred stock or (c) common stock, at a price per share equal to the lesser of: (1) 80% of the price per share at which such securities are sold in such Qualified Financing and (2) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock.

In no event will the number of shares to be issued upon (A) exercise of this Warrants and (B) conversion of the Notes exceed, in the aggregate, 9.9% of the total shares outstanding or the voting power outstanding on the date immediately preceding the date of issuance.

The foregoing descriptions of the Notes and the Warrants are not complete and are qualified in their entireties by reference to the full text of the Notes and the form of Warrant, copies of which are filed herewith as Exhibit 10.37, Exhibit 10.38 and Exhibit 10.39, respectively, to this Annual Report on Form 10-K and are incorporated by reference herein.

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

63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NanoVibronix,Inc (the "Company") as of December 31, 2018, the related consolidated statement of operations, stockholders' deficiency and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has a significant working capital deficiency, has incurred significant losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company's auditor since 2018.

New York, NY

April 15, 2019

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
Amounts in thousands

	December 31,
	2018	2017

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$896	$4,360
Trade receivables	95	24
Inventories	144	76
Prepaid expenses and other accounts receivable	95	61

Total current assets	1,230	4,521

NON-CURRENT ASSETS:
Property and equipment, net	8	6
Severance pay fund	342	338

Total non- current assets	354	344

Total assets	$1,580	$4,865

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
Amounts in thousands (except share and per share data)

	December 31,
	2018		2017

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Trade payables	$193		$168
Other accounts payables	447		629

Total current liabilities	640		797

NON- CURRENT LIABILITIES:
Accrued severance pay	477		434

Total liabilities	1,117		1,231

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Stock -
Common stock of $ 0.001 par value - Authorized: 20,000,000 shares at December 31, 2018 and 2017; Issued and outstanding: 3,801,522 and 3,935,865 shares at December 31, 2018 and 2017, respectively	4		4
Series C Preferred stock of $ 0.001 par value - Authorized: 5,000,000 shares at December 31, 2018 and 2017; Issued and outstanding: 2, 733,142 and 2,483,142 at December 31, 2018 and 2017, respectively	2		2
Series D Preferred stock of $ 0.001 par value - Authorized: 5,000 and 5,000 shares at December 31, 2018 and 2017; Issued and outstanding: 304 at December 31, 2018 and 2017, respectively		*)	*)

Additional paid-in capital	32,993		32,010
Accumulated deficit	(32,536)		(28,382)

Total stockholders’ equity (deficiency)	463		3,634

Total liabilities and stockholders’ equity (deficiency)	$1,580		$4,865

*) Represents an amount lower than $ 1 thousands.

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF Operations
Amounts in thousands (except share and per share data)

	Year ended December 31,
	2018	2017

Revenues	$318	$239

Cost of revenues	158	88

Gross profit	160	151

Operating expenses:

Research and development	614	693

Selling and marketing	1,212	465

General and administrative	2,637	2,084

Total operating expenses	4,463	3,242

Operating loss	(4,303)	(3,091)

Financial expense, net (Note 12)	22	1,836

Loss before taxes on income	(4,281)	(4,927)

Tax Benefit (taxes) on income	127	(38)

Net Loss	$(4,154)	$(4,965)

Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	—	841
Total loss attributable to holders of Common stock, Preferred C stock and Preferred D stock	$(4,154)	$(5,806)

Common stock, Preferred C stock and Preferred D stock basic and diluted net loss per share (Note 2q)	$(0.64)	$(1.17)

Weighted average number of shares of Common stock, Preferred C stock and Preferred D stock used in computing basic and diluted net loss per share (Note 2q)	6,448,343	4,964,077

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
Amounts in thousands (except share data)

	Preferred C stocks		Preferred D stocks		Common stocks		Additional paid-in	Accumulated	Total stockholders’ equity
	Number	Amount	Number	Amount	Number	Amount	capital	deficit	(deficiency)

Balance as of January 1, 2017	1,951,261	$2	—	—	2,632,710	$2	$20,073	$(22,576)	$(2,499)

Stock-based compensation related to options granted to employees	—	—	—	—	—	—	800	—	800
Issuance of warrants to Common stock	—	—	—	—	—	—	852	—	852
Deemed dividend related to extension of February 2015 warrants to Common stock in January 2017	—	—	—	—	—	—	841	(841)	0
Proceeds from issuance of Common stock, Preferred D stock and warrants, net of issuance costs	—	—	327	—	897,958	1	5,055	—	5056
Conversion of convertible notes and accrued interest into Common and Preferred D stock	—	—	131	—	230,680	1	1,761	—	1,762
Conversion of Preferred D into Common stock	—	—	(154)	—	153,530	—	—	—	—
Issuance of Common and Preferred C stock upon cashless exercise of warrants and reclassification from liability to equity	531,881	—	—	—	20,987	—	2,628	—	2,628
Total loss	—	—	—	—	—	—	—	(4,965)	(4,965)

Balance as of December 31, 2017	2,483,142	$2	304	$0	3,935,865	$4	$32,010	$(28,382)	$3,634

Stock-based compensation related to options granted to employees	—	—	—	—	—	—	889	—	889
Exercise of warrants for Common stock	—	—	—	—	67,670	—	91	—	91
Exercise of stock options for Common stock	—	—	—	—	48,017	—	3	—	3
Exchange of Common Stock into Preferred D	250,000	—	—	—	(250,000)	—	—	—	0
Total loss	—	—	—	—	—	—	—	(4,154)	(4,154)

Balance as of December 31, 2018	2,733,142	$2	304	$0	3,801,552	$4	$32,993	$(32,536)	$463

*) Represents an amount lower than $1.

The accompanying notes are an integral part of the consolidated financial statements

NANOVIBRONIX, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Amounts in thousands

	Year ended
	December 31,
	2018	2017
Cash flows from operating activities:

Net loss	$(4,154)	$(4,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6	5
Stock-based compensation	889	800
Discount amortization of promissory notes	—	1,197
Revaluation of warrants to purchase Common stock	—	549
Changes in operating assets and liabilities:
Trade receivables	(71)	(18)
Prepaid expenses and other accounts receivable	(34)	(14)
Inventories	(68)	(9)
Trade payables	25	86
Other accounts payable	(182)	183
Accrued severance pay, net	43	4
Other assets	(4)	—
Net cash used in operating activities	(3,550)	(2,182)

Cash flows from investment activities:
Purchase of property and equipment	(8)	—

Net cash used in investment activities	(8)	—

Cash flows from financing activities:
Proceeds from issuance of Convertible Promissory Notes and warrants	—	1,380
Proceeds from issuance of Common stock, Preferred D stock and warrants, net of issuance costs	—	5,056
Proceeds from exercise of Warrants	91	—
Proceeds from exercise of options	3	—

Net cash provided by financing activities	94	6,436

Increase (decrease) in cash and cash equivalents	(3,466)	4,254
Cash and cash equivalents at the beginning of the year	4,360	106

Cash and cash equivalents at the end of the year	$896	$4,360

Supplemental information and disclosure of non-cash financing transactions:

Carve out of warrants’ fair value from Convertible Promissory Notes	$—	$852
Conversion of convertible notes and accrued interest into Common and Preferred D stock	$—	$1,762
Cashless exercise of warrants	$—	$2,628

The accompanying notes are an integral part of the consolidated financial statements.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 1:-	GENERAL

a.	General:

NanoVibronix Inc. (“the Company”), a Delaware corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix Ltd., a company registered in Israel, which also commenced operations in October 2003.

b.	Going concern, liquidity and capital resources:

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company has incurred losses in the amount of $4,154 during the year ended December 31, 2018, has an accumulated deficit of $32,536 as of December 31, 2018 and has negative cash flow from operating activities that amounted to $ 3,550 for the year ended December 31, 2018.

The Company expects to continue incurring losses and negative flows from operations. As a result, the Company will not have sufficient resources to fund its operations for the next twelve months. These conditions raise substantial doubts about the Company’s ability to continue as a going concern for a period within the year after the issuance of these financial statements.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

b.	Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd. All intercompany balances and transactions have been eliminated upon consolidation.

c.	Foreign currency translation and transaction

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

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

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value.

f.	Property and equipment:

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Years

Computers and peripheral equipment	3
Office furniture and equipment	5-7

g.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with Accounting Standard Codification (“ASC”) 360, “Property, Plant, and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the years ended December 31, 2018 and 2017, no impairment losses have been identified.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

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

Severance expenses for the years ended December 31, 2018 and 2017 amounted to $ 46 and $ 85, respectively.

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
Amounts in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

l.	Revenue recognition:

The Company generates revenues from the sale of its products to distributors and patients. For the year ended December 31, 2018, revenues from those products are recognized in accordance with ASC 606 , Revenue from Contracts with Customers, whose core principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services.

During the year ending December 31, 2017, revenues were recognized in accordance with ASC 605, “Revenue Recognition,” when delivery has occurred, persuasive evidence of an agreement exists, the fee is fixed or determinable, no further obligation exists and collectability is probable.

Revenues from sales to distributors are recognized at the time the products are shipped to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

m.	Research and development costs:

Research and development costs are charged to the statement of operations, as incurred.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, related to balance sheet classification of deferred taxes. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred assets and liabilities into current and noncurrent amounts. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2017 and interim periods within those annual periods. ASU 2015-17 was adopted by the Company as of January 1, 2018, and had no impact on its consolidated financial statements.

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
Amounts in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

o.	Stock-based payments:

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight line method in the Company’s consolidated statement of operations.

The Company has early adopted ASU 2017-09 in the 2017 consolidated financial statements using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. As a result of this adoption, the Company recorded an increase to accumulated deficit of $11 resulting from the election of accounting policy to account for forfeitures as they occur as of January 1, 2017.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

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
Amounts in thousands (except share and per share data)

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

For the years ended December 31, 2018 and 2017, all outstanding stock options and warrants have been excluded from the calculation of the diluted net loss per share as all such securities are anti-dilutive for all years presented.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

s.	Impact of recently issued accounting standards:

In May 2014, the Financial Accounting Standards Board (FASB), issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASC 606), to supersede nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The Company has early adopted the new revenue standard as of January 1, 2018, using a modified retrospective adoption transition to each prior reporting period presented. The adoption did not have an effect on the Consolidated Financial Statements on the adoption date.

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 2:-	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Product sales

The Company sells its products through distributors and directly to patients. Under ASC 606, revenue from product sales is recognized at the point in time when the shipment is made and when title and risk of loss transfers to these customers. Prior to recognizing revenue, the Company makes estimates of the transaction price, including variable consideration for customer rights of return using an expected value method. Amounts of variable consideration are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Product sales are recorded net of estimated product returns and other deductions. The Company’s  adoption of ASC 606 did not have a material impact on the Company’s financial statement.

Recently issued accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. We are currently continuing to evaluate the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements

In May 2017 the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU No. 2017-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2017 and interim periods within those years. Earlier application was permitted. The adoption of the new requirements of ASU No. 2017-09 did not have a material impact on the Company’s consolidated financial position or results of operations

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 3:-	PREPAID EXPENSES AND OTHER RECEIVABLES

	December 31,
	2018	2017

Prepaid expenses	$42	$45
Other accounts receivable	49	11

	$91	$56

NOTE 4:-	INVENTORIES

	December 31,
	2018	2017

Raw materials	$110	$68
Work in process	13	-
Finished goods	21	8

	$144	$76

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 5:-	PROPERTY AND EQUIPMENT, NET

	December 31,
	2018	2017

Cost:
Computers and peripheral equipment	$55	$47
Office furniture and equipment	3	3

	58	50
Accumulated depreciation:
Computers and peripheral equipment	48	42
Office furniture and equipment	2	3

	(50)	(45)

Depreciated cost	$8	$5

Depreciation expenses for the years ended December 31, 2018 and 2017 were $6 and $7, respectively.

NOTE 6:-	OTHER ACCOUNTS PAYABLE

	December 31,
	2018	2017

Employees and payroll accruals	$204	$219
Accrued expenses	123	150
Income tax accrual	120	260

	$447	$629

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 7:-	CONVERTIBLE PROMISSORY NOTES

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 8:-	COMMITMENTS AND CONTINGENT LIABILITIES

a.	The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2020.

Year ended December 31,	Operating leases

2019	$43
2020	$29
Total	$72

The Company leases motor vehicles under cancelable lease agreements. The Company has an option to be released from this lease agreement, which may result in penalties in a maximum amount of approximately $5.

Rent and related expenses were $31 and $27 for the years ended December 31, 2018 and 2017, respectively.

Motor vehicle leases, and related expenses were $42 and $15 for the years ended December 31, 2018 and 2017, respectively.

b.	Royalties to the Israel Innovation Authority (“the IIA”):

Under the Company’s subsidiary research and development agreements with the IIA and pursuant to applicable laws, the Company is required to pay royalties at the rate of 3-3.5% of sales of products developed with funds provided by the IIA, up to an amount equal to 100% of the IIA research and development grants received, linked to the dollar including accrued interest at the LIBOR rate. The Company has received through the years grants in the amount of $ 437. The Company is obligated to repay the Israeli Government for the grants received only to the extent that there are sales of the funded products. As of December 31, 2018, there are no sales from the funded projects.

As of December 31, 2018, the Company has a contingent obligation to pay royalties in the principal amount of approximately $ 470. In addition, the IIA may impose certain conditions on any arrangement under which it permits the Company to transfer technology or development out of Israel.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY)

a.	Common Stock:

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

d.	In April 2017, the Company issued 9,000 restricted shares of Common stock to a consultant as part of the total consideration for its services associated with the Company’s investor relation services. The restricted shares were fully vested during the year ended December 31, 2017. The stock based expense recognized in the financial statements for services received from the consultant in the year ended December 31, 2017 amounted to $49.

e.	On October 4, 2017, the Company issued 358,995 shares of Series C Preferred stock, to the holders of certain warrants to purchase an aggregate of 563,910 shares of common stock that contained full ratchet anti-dilution price protection in such warrants pursuant to a cashless exercise of such warrants.

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

h.	Starting from March 1, 2017 through September 30, 2017, the Company completed a series of bridge financings pursuant to which the Company have received from accredited investors aggregate proceeds of $1,380 in exchange for 2017 Notes in the aggregate principal amount of $1,380, and seven-year Warrants to purchase an aggregate of 552,000 shares of common stock at an exercise price of $5.90 per share. Upon closing of the Offering, the 2017 Notes were automatically converted and as a result the Company issued an aggregate of 230,680 shares of common stock (and common stock equivalents), 131 shares of the Company’s Series D preferred stock and warrants to purchase an aggregate of 271,096 shares of common stock.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

	i.	Warrants issued to investors:

The following table below summarizes the outstanding warrants issued to investors as of December 31, 2018 and 2017, respectively:

	Warrants outstanding as of December 31,
	2018	2017	Exercise price	Expiration date
			$

November 2011 Warrants (1) (2)	—	245,893	1.393	November 15, 2018

February 2015 Warrants (3)	686,667	686,667	3.00/6.00	February 30, 2019

March through September 2017 Warrants (5)	552,000	552,000	5.90	May through September 2022
November 2017 Warrants (6)	1,296,605	1,250,687	6.90	November 1, 2022

Total outstanding	2,535,272	2,735,427

1.	In November 2011, the Company issued to some of its stockholders warrants to purchase 2,319,062 shares of Series B-2 Preferred stock with a fixed exercise price of $ 0.199 per share (reflecting a 30% discount on the fair value of the Company’s Preferred stock on that date). The warrants expire on November 15, 2018. On May 2014, the Company effected a reverse split of the Company’s stock of seven to one. In addition, on April 2015 all of the Company’s B-2 warrants were reclassified as warrants to common shares. As a result, these warrants have a fixed exercise price of $1.393 to purchase 331,293 shares of Common Stock. During 2017, 85,400 of the Company’s B-2 Warrants were exercised. During 2018, an additional 68,799 B-2 Warrants were exercised and the remaining 177,094 B-2 Warrants expired.

2.	In February 2013 through December 2014, the Company issued to some of its stockholders warrants to purchase 563,910 shares of Common stock. The exercise price at which the warrant may be exercised is $ 2.66 per share, subject to adjustment for stock splits, fundamental transactions or similar events. The warrants were to expire in February 2018 through December 2019, based on the issuance date (see also Note 8a). On October 4, 2017, these warrants were cashless exercised (see also Note 10e).

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

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

On June 13, 2018 the Company’s shareholders amended the NanoVibronix 2014 Long-Term Incentive Plan (the “2014 Plan”), to increase the aggregate number of shares of common stock reserved for issuance under the 2014 Plan by an additional 750,000 shares, to a total of 1,464,286 shares (the “Plan Amendment Proposal”).

As of December 31, 2018, under the New Plan, 292,737 options were available for future grants.

In addition, the Company issued options to purchase 275,038 shares of Common Stock outside of the New Plan.

1.	Option issued to employees, consutants and directors

A summary of the Company’s options activity and related information with respect to options granted to employees, consultants, and directors during the years ended December 31, 2018 and 2017 are as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contractual life	Aggregate intrinsic value

Outstanding - January 1, 2017	1,234,934	$3.01	7.18	3,419
2017 Activity:
Granted	—	$—	—	—
Exercised	—	$—	—	—
Expired or Forfeited	(7,160)	$10.08	—	—

Outstanding - December 31, 2017	1,227,774	$3.01	7.18	3,419
2018 Activity:
Granted	338,750	$4.75	9.65	735
Exercised	(48,017)	$0.07	4.24	—
Expired or Forfeited	(71,920)	$4.41	7.16	—

Outstanding - December 31, 2018	1,446,587	$3.16	7.87	4,578

Exercisable at end of year - December 31, 2018	1,217,818	$3.26	7.09	3,969

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

Weighted average fair value of options granted to employees and directors during the years 2018 and 2017 was $ 2.17 and $ 0 per option, respectively.

Aggregate intrinsic value of unexercised options by employees and directors during the years 2018 and 2017 was $ 0. The Aggregate intrinsic value of the unexercised options represents the total intrinsic value (the difference between the exercise price and fair value at the time of measurement) multiplied by the number of options exercised.

The aggregate intrinsic value in the table above represents the total intrinsic value (the difference between the Company’s closing share price on the last trading day of calendar 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2018. This amount is impacted by the changes in the fair market value of the Company’s shares.

As of December 31, 2018, the total unrecognized estimated compensation cost related to non-vested options granted prior to that date was $ 228 which is expected to be recognized over a weighted average period of approximately 2 years.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 9:-	STOCKHOLDERS’ EQUITY (DEFICIENCY) (Cont.)

3.	Total stock-based compensation:

The fair value for options granted in 2018 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	Year ended December 31,
	2018	2017

Risk free interest	2.77%	—
Dividend yields	0%	—
Volatility	54%	—
Expected term (in years)	5	—

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

The total stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table (refer also to Note 10d):

	Year ended December 31,
	2018	2017

Research and development	$—	$30
Selling and marketing	16	13
General and administrative	873	757

Total	$889	$800

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 10:-	TAXES ON INCOME

a.	As of December 31, 2018, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $ 17,838. $3,441 of the federal net operating loss can be carried forward indefinitely and 14,397 of the federal net operating losscan be offset against taxable income for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership provisions of the Internal Revenue Code of 1986.

b.

U.S. Tax Cuts and Jobs Acts:

On December 22, 2017, the U.S. Tax Cuts and Jobs Acts was enacted into law. The new legislation contains several key tax provisions that will impact the Company. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, a one-time repatriation tax on accumulated foreign earnings, a limitation on the tax deductibility of interest expense, an acceleration of business asset expensing, and a reduction in the amount of executive pay that could qualify as a tax deduction. The lower corporate income tax rate will require the Company to remeasure its U.S. deferred tax assets as well as reassess the realizability of its deferred tax assets. ASC 740 requires the Company to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff has issued SAB 118 which allowed the Company to record provisional amounts during a measurement period.

The Company has concluded that a reasonable estimate could be developed for the effects of the tax reform. These effects, which had an immaterial effect on the taxes on income due to the valuation allowance, have been included in the consolidated financial statements for the year ended December 31, 2018.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 10:-	TAXES ON INCOME (Cont.)

c.	Foreign tax:

1.	Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2018 and 2017 is 23% and 24%, respectively.

In December 2017, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2018 and 2017 Budget Years), 2017 which reduced the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

2.	The subsidiary has final tax assessments through 2012.

d.	Loss before taxes on income:

	Year ended December 31,
	2018	2017

Domestic	$3,503	$4,930
Foreign	779	(3)

	$4,282	$4,927

e.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2018	2017
Deferred tax assets:

Net operating loss carry forward	$3,746	$2,722
Temporary differences	35	35
Deferred tax assets before valuation allowance	3,781	2,757
Valuation allowance	(3,781)	(2,757)

Net deferred tax asset	$—	$—

For the year ended December 31, 2018, the net change in valuation allowance of $1,024 was related to the increase in valuation allowance included in the income tax provision. For the year ended December 31, 2017, the decrease in valuation allowance of $1,171 was related to the change in valuation allowance due to a $1,571 reduction due to reduced benefits from the reduction of the corporate tax rates from 35% to 21% offset by an $400 increase in valuation allowance included in the income tax provision.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 10:-	TAXES ON INCOME (Cont.)

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2018 and 2017.

f.	Reconciliation of the theoretical tax expense to the actual tax expense:

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating loss carryforward among the Company and its subsidiary due to the uncertainty of the realization of such tax benefits.

g.	A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	December 31,
	2018	2017

Balance at beginning of the year	$168	$170
Increases related to tax positions from prior years	—	17
Lapses of statutes of limitation	(168)	(19)

Balance at the end of the year	$—	$168

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2018, the Company accrued $0 for interest and penalties expenses related to uncertain tax positions.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 11:-	FINANCIAL INCOME (EXPENSE), NET

	Year ended December 31,
	2018	2017

Interest on promissory notes	$—	$(37)
Discount amortization of promissory notes	—	(1,197)
Change in fair value of warrants	—	(549)
Other financial income (expense)	22	(53)

	$22	$(1,836)

NOTE 12:-	GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

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

	Year ended December 31,
	2018	2017

United States	$164	$90
Israel	49	8
United Kingdom	50	74
European Union (excluding United Kingdom)	8	14
India	17	14
Other	30	39

	$318	$239

During the year ended December 31, 2018, there were sales to two distributors each of which accounted for approximately 22% of total sales. During the year ended December 31, 2017, there were sales to two distributors each of which accounted for approximately 11% of total sales.

The Company’s long-lived assets are all located in Israel.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 13:-	RELATED PARTIES BALANCES AND TRANSACTIONS

Financial expenses – related part convertible note:

During the period ended December 31, 2017, the Company incurred $549 in financial expenses associated with the issuance of convertible notes to related party lenders (Refer to footnote 7 for more information).

Exchange of common stock for Preferred C stock:

In 2018, the Company exchanged 250,000 shares of common stock for 250,000 shares of Preferred C stock with a significant shareholder. The significant shareholder has the right to exchange an additional 50,000 common shares at their discretion.

Board members resignation and severance agreement:

On July 4, 2018, Jona Zumeris, Vice President of Technology and member of the board of directors of NanoVibronix, Inc. and the Company’s subsidiary, submitted his resignation.

On July 4, 2018, the Company and Dr. Zumeris and his wife, Janina (Ina) Zumeris entered into a Separation and Release Agreement (the “Separation Agreement”), providing that Dr. Zumeris shall resign from all positions at the Company and that Dr. Zumeris and Janina Zumeris will cooperate with the Company and its officers on meeting certain technical and administrative milestones during the transition period ending 60 days following the date of the Separation Agreement (the “Termination Date”). If Dr. Zumeris and Janina Zumeris have met such milestones to the satisfaction of the Company and fulfilled other obligations under the Separation Agreement, (i) Dr. Zumeris and Janina Zumeris, will be entitled to receive as consulting payments an aggregate of approximately $18,000 per month for 12 months, commencing 30 days after the Termination Date; (ii) the Company’s management, beginning on November 4, 2018, will use its best efforts to allow the sale of the Company’s securities owned by Dr. Zumeris, provided that such sale would be in compliance with the applicable U.S. securities laws and regulations, and provided further, that, if the Company’s shares of common stock held by Dr. Zumeris had not been sold at a price lower than $4.45 during the fourteen month period from July 4, 2018, and the value of the unsold securities Dr. Zumeris owns plus the value of cash received by Dr. Zumeris from the sale of the Company’s securities during such fourteen month period (the “Aggregate Amount”), in aggregate, is less than $950,000, then the Company will make up the difference between $950,000 and the Aggregate Amount by extending the term of engagement of Dr. Zumeris and Janina Zumeris’s consulting services. In addition, if the Company (i) grants a license for the skin rejuvenation technology, then the Company will pay Dr. Zumeris 10% from the payments received by the Company until an aggregate amount of $100,000 has been paid to Dr. Zumeris, (ii) sells the skin rejuvenation technology and/or the rights to such as a standalone product, the Company will pay Dr. Zumeris $100,000 from the proceeds of such sale, or (iii) sells the skin rejuvenation devices, the Company will pay Dr. Zumeris $5 per unit an aggregate amount of $100,000 has been paid to Dr. Zumeris.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
U.S. dollars in thousands (except share and per share data)

NOTE 13:-	RELATED PARTIES BALANCES AND TRANSACTIONS (Cont.)

In connection with the Company’s agreement with Dr. Zumeris, the Company was to evaluate if any liability should be accrued for each reporting period. As of December 31, 2018, Dr. Zumeris exercised options under $4.45 a share and therefore the Company will not need to record a liability for this transaction.

During the year ended December 31, 2018, The Company incurred expenses of $108 associated with this agreement.

NOTE 14:-	LOSS PER SHARE

All outstanding share options and warrants for the year ended December 31, 2018 and 2017 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	December 31, 2018	December 31, 2017
Series D Preferred Shares	303,782	303,782
Stock Options – employee and non-employee	734,756	812,773
Warrants	266,667	512,560
Total	1,305,205	1,629,115

NOTE 15:	SUBSEQUENT EVENTS

On February 5, 2019, the Company entered into amendments to its two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 420,000 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrants”) and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share (the “$6.00 Warrants”), issued in January and February 2015, to extend the expiration date of the warrants for two additional years. In addition, the Warrant Amendment amended the exercise price with respect to the $3.00 Warrants from $3.00 per share to $3.35 per share. The exercise price of the $6.00 Warrants was unchanged. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.35 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share will expire on January 29, 2021, and the warrants to purchase 140,000 shares of common stock at $3.35 per share and warrants to purchase 140,000 shares of common stock at $6.00 per share will expire on February 10, 2021, and the warrants to purchase 13,333 shares of common stock at $3.35 per share and warrants to purchase 13,333 shares of common stock at $6.00 per share will expire on February 23, 2021. The Warrant Amendment is effective as of January 29, 2019. All other terms of the original warrants remain the same.

Holders of the warrants who entered into the amendment with the Company include the following affiliates of the Company: (i) a subsidiary of IDT Corporation, a greater than five percent stockholder of the Company, who holds warrants to purchase 266,667 shares of common stock at $3.35 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share, and (ii) entities controlled by Mr. Paul Packer and Mr. Packer, a greater than five percent stockholder of the Company, who holds warrants to purchase 66,666 shares of common stock at $3.35 per share and warrants to purchase 66,666 shares of common stock at $6.00 per share.

NANOVIBRONIX INC. AND ITS SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Amounts in thousands (except share and per share data)

NOTE 15:	SUBSEQUENT EVENTS (Cont.)

On February 21, 2019, the Company entered into a consulting agreement (the “Agreement”) with Bespoke Growth Partners, Inc. (“Bespoke”), pursuant to which Bespoke will provide the Company with consulting services with respect to, among other things, advancement of the Company’s business plan, possible joint ventures, strategic alliances, mergers and acquisitions and related development activities (the “Services”).

In consideration for the Services, the Company paid Bespoke a cash fee of $50,000 and issued to Bespoke 275,000 shares of the Company’s common stock upon signing the Agreement. In addition, if the Company has not previously terminated the Agreement, the Company has agreed to issue Bespoke (i) an additional 75,000 shares of common ctock on the three (3) month anniversary of the Agreement, (ii) an additional 200,000 shares of common stock on the seven (7) month anniversary of the Agreement, and (iii) an additional 100,000 shares of common stock on the ten (10) month anniversary of the Agreement. The Agreement contains a blocker provision that prohibits the issuance of common stock to Bespoke during the term of the Agreement which would cause the beneficial ownership of Bespoke and its affiliates to exceed 9.99% of the Company’s outstanding shares of common stock.

The Agreement has an initial term of one (1) year, unless earlier terminated by the Company. The Company may terminate the Agreement before the end of the initial term upon 30 calendar days’ notice to Bespoke. The Agreement provides for indemnification of Bespoke, its officers, directors, members, employees, affiliates, and agents by the Company of all losses, expenses, damages and costs, including reasonable attorneys’ fees, resulting from any act, action or omission, except for acts of Bespoke of willful misconduct, bad faith or gross negligence related to the Agreement.

On March 29, 2019, the Company completed a bridge financing, pursuant to which the Company issued to two accredited investors convertible notes on the aggregate principal amount of $225,000 (the “Notes”) and seven-year warrants (the “Warrant”) to purchase an aggregate of 90,000 shares of the Company’s common stock or series C preferred stock at an exercise price of the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80, with a stipulation that in no event will the exercise price be less than $3.00 per warrant share.

The principal amount and all accrued but unpaid interest on the Notes are due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “Qualified Financing”). The Notes bear interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, the investors will receive, at the option of each the investor, either (a) cash equal to the original principal amount of the Note and interest then accrued and unpaid thereon, or (b) shares of common stock or series C convertible preferred stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company. Upon consummation of a Qualified Financing, each investor may elect to have the outstanding principal and accrued but unpaid interest thereon converted into (a) shares of the same class and series of equity securities sold in such Qualified Financing, (b) shares of series C convertible preferred stock or (c) common stock, at a price per share equal to the lesser of: (a) 80% of the price per share at which such securities are sold in such Qualified Financing and (b) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock.

In no event will the number of shares to be issued upon (i) exercise of this Warrants, (ii) conversion of the Notes exceed, in the aggregate, 9.9% of the total shares outstanding or the voting power outstanding on the date immediately preceding the date of issuance.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the series C preferred stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement, (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017)

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-KA/filed with the Securities and Exchange Commission on September 14, 2017).

10.36*	Consulting Agreement dated as of February 21,2019, between Nanovibronix, Inc and Bespoke Growth Partners, Inc.

10.37*	Convertible Promissory Note

10.38*	Convertible Promissory Note

10.39*	Form of Warrant

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

23.1*	Consent of Marcum, LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young Global, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ BRIAN MURPHY
Brian Murphy
Chief Executive Officer

Date: April 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	April 15, 2019
Brian Murphy	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer,	April 15, 2019
Stephen Brown	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	April 15, 2019
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	April 15, 2019
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	April 15, 2019
Harold Jacob, M.D.

/s/ MICHAEL FERGUSON	Director	April 15, 2019
Michael Ferguson

/s/ THOMAS R. MIKA	Director	April 15, 2019
Thomas R. Mika