Form 10-K/A
period 2018-12-31
NanoVibronix, Inc.
filed 2019-05-13
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

COMMISSION FILE NUMBER: 001-36445

NanoVibronix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Blvd Elmsford, NY	10523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	NAOV	The NASDAQ Stock Market LLC

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

EXPLANATORY NOTE

On April 15, 2019, we filed our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing inadvertently omitted the report of Kost Forer Gabbay and Kasierer a, member of Ernst & Young Global, our former independent registered public accounting firm, dated March 29, 2018, with respect to the consolidated financial statements of NanoVibronix, Inc. and its subsidiary as of December 31, 2017 and for the year then ended. This Amendment No. 1 (this “Amendment”) on Form 10-K/A is being filed solely to include the report of Kost Forer Gabbay and Kasierer, a member of Ernst & Young Global Kost Forer Gabbay and Kasierer, a member of Ernst & Young Global on page F-3.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, we have included the entire text of Part II, Item 8 in this Amendment. In addition, we have included Part IV, Item 15 in this Amendment and new certifications by our principal executive officer and principal financial officer under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002; however, paragraphs 4 and 5 of the certifications under Section 302 of the Sarbanes-Oxley Act of 2002 have been omitted because this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K.

This Amendment is not intended to revise any other information presented in the Original Filing, which remains unchanged, and has not been updated to reflect events occurring subsequent to the original filing date. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

As used in this Amendment, unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “NanoVibronix,” and the “Company,” as used in this Amendment, refer to NanoVibronix, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only NanoVibronix, Inc. exclusive of its subsidiaries.

NANOVIBRONIX, INC.

FORM 10-K/A

PART II

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the series C preferred stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement, (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 18, 2017)

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017).

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-KA/filed with the Securities and Exchange Commission on September 14, 2017).

10.36**	Consulting Agreement dated as of February 21,2019, between Nanovibronix, Inc and Bespoke Growth Partners, Inc.

10.37**	Convertible Promissory Note

10.38**	Convertible Promissory Note

10.39**	Form of Warrant

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

23.1**	Consent of Marcum, LLP, Independent Registered Public Accounting Firm
23.2**	Consent of Kost, Forer, Gabbay & Kasierer, a member firm of Ernst & Young Global, Independent Registered Public Accounting Firm
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.
**	Previously Filed as with Annul Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ BRIAN MURPHY
Brian Murphy
Chief Executive Officer

Date: May 13, 2019