Form 10-Q
period 2019-03-31
NanoVibronix, Inc.
filed 2019-05-20
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36445

NanoVibronix, Inc

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock	NOAV	NASDAQ

The number of shares outstanding of the registrant’s common stock, par value $0.001 per share, as of May 17, 2019 was 4,114,864 shares.

NANOVIBRONIX, INC.

Quarter Ended March 31, 2019

i

PART I – FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix Inc
Consolidated Balance Sheets (Unaudited)
	March 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$184	$896
Trade receivables	70	95
Other accounts receivable and prepaid expenses	57	144
Inventory	141	95
Total current assets	452	1,230

Non-current assets:
Fixed assets, net	6	8
Severance pay fund	359	342
Total non-current assets	365	350
Total assets	$817	$1,580

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$230	$193
Other accounts payable and accrued expenses	321	447
Derivative liability - warrants	151	—
Total current liabilities	702	640

Non-current liabilities:
Accrued severance pay	498	477
Convertible notes net of discount of $225 and derivative liabilities	86	—
Total non-current liabilities	584	477
Total liabilities	1,286	1,117

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 5,000,000 shares at March 31, 2019 and December 31, 2018; Issued and outstanding: 2,733,142 at March 31, 2019 and December 31, 2018	2	2

Series D Preferred stock of $0.001 par value - Authorized: 5,000 shares at March 31, 2019 and December 31, 2018; Issued and outstanding: 304 at March 31, 2019 and December 31, 2018	—	—

Common stock of $0.001 par value - Authorized: 20,000,000 shares at March 31, 2019 and December 31, 2018; Issued and outstanding: 4,076,522 and 3,801,522 shares at March 31, 2019 and December 31, 2018, respectively	4	4

Additional paid in capital	34,740	32,993
Accumulated deficit	(35,215)	(32,536)
Total stockholders’ equity	(469)	463
Total liabilities and stockholders’ equity	$817	$1,580

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix Inc
Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenues	$79	$77
Cost of revenues	26	22
Gross profit	53	55

Operating expenses:
Research and development	152	136
Selling and marketing	321	229
General and administrative	1,803	480

Total operating expenses	2,276	845

Loss from operations	(2,223)	(790)

Financial income (expense), net	(32)	13
Warrant modification expense	(412)	—

Loss before taxes on income	(2,667)	(777)

Income tax expense	(12)	(12)

Net loss	$(2,679)	$(789)

Basic and diluted net loss available for holders of common stock, Preferred C stock and Preferred D stock	$(0.40)	$(0.12)

Weighted average common shares outstanding:
Basic and diluted	6,652,110	6,419,007

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix Inc
Consolidated Statement of Stockholders’ Equity (Unaudited)

	Preferred C Stock		Preferred D Stock		Common Stock		Additional Paid -	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2018	2,733,142	$2	304	$—	3,801,522	$4	$32,993	$(32,536)	$463
Stock-based compensation	—	—	—	—	—	—	293	—	293
Issuance of common stock as compensation for services	—	—	—	—	275,000	—	1,042	—	1,042
Warrant modification expense	—	—	—	—	—	—	412	—	412
Net loss	—	—	—	—	—	—	—	(2,679)	(2,679)
Balance, March 31, 2019	2,733,142	$2	304	$—	4,076,522	$4	$34,740	$(35,215)	$(469)

	Preferred C Stock		Preferred D Stock		Common Stock		Additional Paid -	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	in Capital	Deficit	Equity
Balance, December 31, 2017	2,483,142	$2	—	$—	3,935,865	$4	$32,010	$(28,382)	$3,634
Stock-based compensation	—	—	—	—	—	—	109	—	109
Net loss	—	—	—	—	—	—	—	(789)	(789)
Balance, March 31, 2018	2,483,142	$2	—	$—	3,935,865	$4	$32,119	$(29,171)	$2,954

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix Inc
Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(2,679)	$(789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	2
Stock-based compensation	1,335	109
Noncash interest expense	7	—
Change in fair value of derivative liabilities	5	—
Warrant modification expense	412	—
Changes in operating assets and liabilities:
Trade receivable	27	(189)
Prepaid expenses and other accounts receivable	87	—
Inventories	(46)	—
Trade payables	37	—
Other accounts payable	(126)	—
Accrued severance pay, net	4	—
Net cash used in operating activities	(937)	(867)

Cash flows from investing activities:
Purchases of property plant and equipment	—	(2)
Net cash used in investing activities	—	(2)

Cash flows from financing activities:
Proceeds from issuance of Convertible Promissory Note and warrants	225	—
Payments of note payable	—	—
Net cash provided by financing activities	225	—

Net decrease in cash, cash equivalents and restricted cash	(712)	(869)
Cash, cash equivalents and restricted cash at beginning of period	896	4,360

Cash, cash equivalents and restricted cash at end of period	$184	$3,491

Supplemental non-cash financing and investing activities:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—
Discount on convertible notes	$225	$—

The accompanying notes are an integral part of these consolidated financial statements

NANOVIBRONIX, INC.
Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

NOTE 1 – DESCRIPTION OF BUSINESS

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

NOTE 2 – LIQUIDITY AND PLAN OF OPERATIONS

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The terms “we,” “us,” “our,” and the “Company” refer to NanoVibronix, Inc. and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2019.

The balance sheet for December 31, 2018 was derived from the Company’s audited financial statements for the year ended December 31, 2018. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

NANOVIBRONIX, INC.
Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company believe that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation and transaction

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

Revenue recognition

The Company generate revenues from the sale of our products to distributors and patients. Revenues from those products are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers), in which its core principle of Accounting Standards Update (“ASU”) 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

NANOVIBRONIX, INC.
Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

Recently adopted accounting standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company adopted ASU 2017-11 on January 1, 2019 and as a result, the down round feature of equity instruments that were issued in the first quarter of 2019 were not considered when determining the derivative liability of those instruments.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The first presentation of the changes in shareholders’ equity in accordance with the new guidance is included in this Form 10-Q for the quarter ended March 31, 2019.

NOTE 4 – STOCKHOLDERS’ EQUITY

Share based compensation

During the three-month period ended March 31, 2019 and 2018 the Company recorded share-based compensation in a total amount of $1.3 million and $0.1 million, respectively. There were 275,000 shares of common stock issued for services in the three-month period ended March 31, 2019. Additionally, 120,000 options were issued during the three-month period ended March 31, 2019. The options were recorded at a fair value of $265 and vest immediately.

The fair value for options granted in 2019 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$3.40
Exercise price	$3.40
Risk free interest	2.79%
Expected term (in years)	5
Volatility	48%

The total stock based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended March 31,
	2019	2018

Research and development	$—	$7
Selling and marketing	11	4
General and administrative	1,324	98

Total	$1,335	$109

As of March 31, 2019, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $488, which is expected to be recognized over a weighted average period of approximately 1.5 years.

Warrant modification

On February 5, 2019, the Company entered into amendments to its two-year warrants (the “Warrant Amendment”) to purchase an aggregate of 266,667 shares of common stock at an exercise price of $3.00 per share (the “$3.00 Warrants”) and warrants to purchase an aggregate of 420,000 shares of common stock at an exercise price of $6.00 per share (the “$6.00 Warrants”), issued in January and February 2015, to extend the expiration date of the warrants for two additional years. The warrants were previously extended for two years in January 2017. In addition, the Warrant Amendment amended the exercise price with respect to the $3.00 Warrants from $3.00 per share to $3.35 per share. The exercise price of the $6.00 Warrants was unchanged. Pursuant to the Warrant Amendment, warrants to purchase 266,667 shares of common stock at $3.35 per share and warrants to purchase 266,667 shares of common stock at $6.00 per share will expire on January 29, 2021, and warrants to purchase 140,000 shares of common stock at $6.00 per share will expire on February 10, 2021, and warrants to purchase 13,333 shares of common stock at $6.00 per share will expire on February 23, 2021. The Warrant Amendment is effective as of January 29, 2019. All other terms of the original warrants remain the same.

The Warrant Amendment was accounted for in warrant modification expense, which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, warrant modification expense in the amount of $412 was recorded with a corresponding increase in the additional paid-in capital.

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	2.56%
Dividend yield	0%
Volatility	55.6% – 56.5%
Expected term (in years)	2

NANOVIBRONIX, INC.
Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

NOTE 5 – CONVERTIBLE DEBT

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

March 31, 2019
Convertible Notes:
Principal value of 6% convertible note at March 31, 2019, due March 29, 2024	$225
Fair value of derivative liability of convertible notes	86
Debt discount	(225)
Total long-term carrying value of convertible notes	$86

NOTE 6 – DERIVATIVE LIABILITIES

On March 29, 2019 (“Issuance Date”) the Company issued 90,000 warrants in conjunction with the issuance of convertible debt. The warrants have an exercise price equal to the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per warrant share of the warrants to purchase shares of capital stock of the Company issued in the first Equity Financing of the Company following the Issuance Date, or (b) $4.80, which is subject to down round adjustments. In April 2019, the warrants were modified to include that in no event will the exercise price be less than $3.00 per warrant share.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s common stock purchase warrants that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2019 is as follows:

Three Months Ended March 31, 2019
Stock price	$4.05
Exercise price	$4.80
Contractual term (in years)	7
Volatility (annual)	57.8%
Risk-free rate	2.23%
Dividend yield (per share)	0%

The foregoing assumptions are reviewed quarterly and are subject to change based primarily on management’s assessment of the probability of the events described occurring. Accordingly, changes to these assessments could materially affect the valuations.

NANOVIBRONIX, INC.
Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability – warrants and derivative liabilities:

	Fair value measured at March 31, 2019
	Quoted prices in active	Significant other	Significant
	markets	observable inputs	unobservable inputs	Fair value at
	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Derivative liability - warrants	$—	$—	$151	$151

Embedded conversion feature derivative liability	$—	$—	$86	$86
Total	$—	$—	$237	$237

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2019:

	Derivative Liability - -Warrants	Embedded Conversion Feature Derivative Liability	Total Derivative Liabilities
Balance - January 1, 2019	$—	$—	$—
Liabilities	149	83	232
Change in fair value of warrant liability	2	3	5
Balance – March 31, 2019	$151	$86	$237

NOTE 7 – LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the three months ended March 31, 2019 and 2018 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2019	December 31, 2018
Series D Preferred Shares	303,782	303,782
Stock Options - employee and non-employee	854,756	734,756
Warrants	266,667	266,667
Total	1,425,205	1,305,205

NANOVIBRONIX, INC.
Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

The diluted loss per share equals basic loss per share in the three months ended March 31, 2019 and 2018 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 8 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2019	2018

United States	$68	$67
Europe	10	3
Israel	1	4
India	—	3
	$79	$77

During the three-month period ended March 31, 2019 and 2018, revenues from distributors accounted for 82% and 8% of total revenues, respectively.

The Company’s long-lived assets are all located in Israel.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2020.

Year ended December 31,	Operating leases

2019	$32
2020	29
Total	$61

NANOVIBRONIX, INC.
Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

The Company leases motor vehicles under cancelable lease agreements. The Company has an option to be released from this lease agreement, which may result in penalties in a maximum amount of approximately $5.

Rent and related expenses were $12 and $7 for the years ended March 31, 2019 and 2018, respectively.

NOTE 10 – SUBSEQUENT EVENTS

Between April and May 2019, the Company completed multiple bridge financings, pursuant to which the Company issued to two accredited investors convertible notes on the aggregate principal amount of $250,000 and seven-year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock or series C preferred stock at an exercise price of the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80, with a stipulation that in no event will the exercise price be less than $3.00 per warrant share.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

● being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this prospectus;

● being permitted to provide less extensive narrative disclosure than other public companies including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

● being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

● being permitted to defer complying with certain changes in accounting standards; and

● being permitted to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

We intend to take advantage of these and other exemptions available to “emerging growth companies.” We could remain an “emerging growth company” until the earliest of (a) the last day of our fiscal year following the fifth anniversary of the closing of this offering, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

The JOBS Act permits an “emerging growth company” like us to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. This means that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to delay such adoption of new or revised accounting standards.

Recent Events

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

We timely requested a hearing before the Panel, which request stayed any delisting action by the Staff. The hearing occurred on May 2, 2019. At the hearing, we presented our plan to evidence compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market, and request an extension of time within which to do so. As of the date of this Report, we have not received a decision from the Panel.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 2 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018. There have not been any material changes to such critical accounting policies since December 31, 2018.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues. For the three months ended March 31, 2019 and 2018, our revenues were approximately $79,000 and $77,000, respectively, an increase of approximately 3%, or $2,000, between the periods. The increase was mainly attributable to increased sales to distributors in the three months ended March 31, 2019.Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2019, the percentage of revenues attributable to our products was: PainShield - 91% and UroShield - 9%. For the three months ended March 31, 2018, the percentage of revenues attributable to our products was: PainShield - 81% and UroShield - 19%. For the three months ended March 31, 2019 and 2018, the percentage of revenues attributable to our disposable products was 7% and 21%, respectively. For the three months ended March 31, 2019 and 2018, the portion of our revenues that was derived from distributors was 82% and 8%, respectively.

Gross Profit. For the three months ended March 31, 2019 and 2018, gross profit was approximately $53,000 and $55,000, respectively, a decrease of approximately 4%, or $2,000, mainly due to the increased sales to distributors that typically are sold at a lower margins than sales that are direct to consumer.

Gross profit as a percentage of revenues was approximately 67% and 71% for the three months ended March 31, 2019 and 2018, respectively. The decrease in gross profit as a percentage is mainly due to the aforementioned increase in sales to distributors.

Research and Development Expenses. For the three months ended March 31, 2019 and 2018, research and development expenses were approximately $152,000 and $136,000, respectively, an increase of approximately 12%, or $16,000, between the periods. The increase was primarily due to an increase in expenses related to our clinical trials.

Research and development expenses as a percentage of total revenues were approximately 192% and 177% for the three months ended March 31, 2019 and 2018, respectively. The decrease was due primarily to the increase in sales as well as the increase in expenses described above.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2019 and 2018, selling and marketing expenses were approximately $321,000 and $229,000, respectively, an increase of approximately 40%, or $92,000, between the periods. The increase was mainly due to an increase in our sales staff, sales consultants, and marketing activities.

Selling and marketing expenses as a percentage of total revenues were approximately 406% and 297% for the three months ended March 31, 2019 and 2018, respectively. The increase was due primarily to the increase in expenses described above partially offset by the increase in revenues.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2019 and 2018, general and administrative expenses were approximately $1,803,000 and $480,000, respectively, an increase of approximately 276%, or $1,323,000, between the periods. The increase was mainly due to an additional 1,300,000 of non-cash compensation relating to restricted shares and options issued to professional consultants in 2019.

General and administrative expenses as a percentage of total revenues were approximately 2,282% and 623% for the three months ended March 31, 2019 and 2018, respectively. The decrease was due primarily to the increase in revenues described above offset somewhat by the decrease in expenses described above.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended March 31, 2019 and 2018, financial income and (expenses), net was approximately ($32,000) compared to a $13,000, respectively, a decrease of approximately $45,000, between the periods. The large decrease in 2019 was derived primarily from interest expense on the derivative liabilities.

Warrant modification expenses. For the three months ended March 31, 2019 and 2018, warrant modification expense was approximately ($412,000) compared to a $-, respectively, and was related to the incremental fair value of the warrants modified in January 2019.

Tax expenses. For the three months ended March 31, 2019 and 2018, tax expenses remained the same at approximately $12,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $1,890,000, or 240%, to approximately $2,679,000 for the three months ended March 31, 2019 from approximately $789,000 in the same period of 2018. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We incurred losses in the amount of $2,679,000 during the three month period ended March 31, 2019, and accumulated negative cash flow from operating activities of $937,000 for the three month period ended March 31, 2019. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we will not have sufficient resources to fund our operation for the next twelve months from the date of this filing. These conditions raise substantial doubt about our ability to continue as a going concern. During the next twelve months management expects that we will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the three months ended March 31, 2019, and through May 20, 2019, we met our short-term liquidity requirements from our existing cash reserves which includes the proceeds from issuance of convertible debt in the amount of $475,000. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We have been using these proceeds to meet our short-term liquidity requirements but may need to sell additional securities to advance our long-term plans. It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the next twelve months, we may need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. Delisting from NASDAQ would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we may need to curtail operations significantly, including possibly postponing anticipated clinical trials or entering into financing agreements with unattractive terms.

We do not have any material commitments to capital expenditures as of March 31, 2019, and we are not aware of any material trends in capital resources that would impact our business.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

General. As of March 31, 2019, we had cash and cash equivalents of approximately $184,000, compared to approximately $3,491,000 as of March 31, 2018. The decrease is attributable to our net cash used in operating activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $937,000 for the three months ended March 31, 2019 and $867,000 for the same period in 2018. The increase in our cash usage was mainly associated with the increase in our net operating loss, excluding non-cash items such as stock-based compensation, for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, for the reasons described above.

Cash used in investing activities was $- and $2,000 for the three month periods ended March 31, 2019 and 2018, respectively, and was related to purchases of fixed assets.

Cash provided by financing activities was approximately $225,000 for the three months ended March 31, 2019 derived from proceeds received from the issuance of convertible debt, compared to $- for the three months ended March 31, 2018.

Off Balance Sheet Arrangements

Except as disclosed, as of March 31, 2019, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2019, the end of the period covered by this quarterly report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2018, filed with the Securities and Exchange Commission on April 15, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Company’s continued implementation of action plans to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. While we have made progress in all areas of our remediation plan relating to the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 15, 2019, material weaknesses continue to exist.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our 2018 10-K, as filed with the SEC on April 15, 2019. There have been no material changes to these risks during the three months ended March 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 On May 10, 2019, the Company issued and sold to an accredited investor a convertible promissory note (the “May 10 Note”) in the principal amount of $125,000 and a seven-year warrant (the “May 10 Warrant”) to purchase 50,000, shares of the Company’s common stock or series C preferred stock. The exercise price for the May 10 Warrant is equal to the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80.

The principal amount and all accrued but unpaid interest on the May 10 Note are due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “Qualified Financing”). The May 10 Note bears interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, the investor will receive, at the option of the investor, either (a) cash equal to the original principal amount of the May 10 Note and interest then accrued and unpaid thereon, or (b) shares of common stock or series C convertible preferred stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company; provided that in either case, the conversion price will not be less than $1.00 per share. Upon consummation of a Qualified Financing, the investor may elect to have the outstanding principal and accrued but unpaid interest thereon converted into (a) shares of the same class and series of equity securities sold in such Qualified Financing, (b) shares of series C convertible preferred stock or (c) common stock, at a price per share equal to the lesser of: (1) 80% of the price per share at which such securities are sold in such Qualified Financing and (2) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock; provided that in no event shall the conversion price will not be less than $1.00 per share.

The May 10 Warrant is immediately exercisable. The May 10 Warrant may be exercised on a cashless basis if there is no effective registration statement registering the resale of the shares issuable upon exercise of the Warrant after the six-month anniversary of the issuance date of the May 10 Warrant. The exercise price of the May 10 Warrant is adjustable for certain events, such as distribution of stock dividends, stock splits or fundamental transactions including mergers or sales of assets. The holder of the May 10 Warrant will not have the right to exercise any portion of the May 10 Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the May 10 Warrant. In no event will the number of shares to be issued upon (A) exercise of the May 10 Warrant and (B) conversion of the May 10 Note exceed, in the aggregate, 9.9% of the total shares outstanding or the voting power outstanding on the date immediately preceding the date of issuance.

The foregoing description of the May 10 Note and the May 10 Warrant is a summary and does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the May 10 Note and the form of May 10 Warrant, copies of which filed as Exhibits 10.2 and 4.1, respectively, to this Form 10-Q.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

On May 15, 2019, the Company issued and sold to an accredited investor a convertible promissory note (the “May 15 Note”) in the principal amount of $100,000 and a seven-year warrant (the “May 15 Warrant”) to purchase 40,000, shares of the Company’s common stock or series C preferred stock. The exercise price for the Second Warrant is equal to the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80.

The principal amount and all accrued but unpaid interest on the May 15 Note are due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000,000 (a “Qualified Financing”). The May 15 Note bears interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, the investor will receive, at the option of the investor, either (a) cash equal to the original principal amount of the May 15 Note and interest then accrued and unpaid thereon, or (b) shares of common stock or series C convertible preferred stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s common stock, as of the Maturity Date on a fully diluted basis, and (y) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company; provided that in either case, the conversion price will not be less than $1.00 per share. Upon consummation of a Qualified Financing, the investor may elect to have the outstanding principal and accrued but unpaid interest thereon converted into (a) shares of the same class and series of equity securities sold in such Qualified Financing, (b) shares of series C convertible preferred stock or (c) common stock, at a price per share equal to the lesser of: (1) 80% of the price per share at which such securities are sold in such Qualified Financing and (2) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock; provided that in no event shall the conversion price will not be less than $1.00 per share.

The May 15 Warrant is immediately exercisable. The May 15 Warrant may be exercised on a cashless basis if there is no effective registration statement registering the resale of the shares issuable upon exercise of the May 15 Warrant after the six-month anniversary of the issuance date of the May 15 Warrant. The exercise price of the May 15 Warrant is adjustable for certain events, such as distribution of stock dividends, stock splits or fundamental transactions including mergers or sales of assets. The holder of the May 15 Warrant will not have the right to exercise any portion of the May 15 Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the May 15 Warrant. In no event will the number of shares to be issued upon (A) exercise of the May 15 Warrant and (B) conversion of the May 15 Note exceed, in the aggregate, 9.9% of the total shares outstanding or the voting power outstanding on the date immediately preceding the date of issuance.

The foregoing description of the May 15 Note and the May 15 Warrant is a summary and does not purport to be complete, and is subject to, and qualified in its entirety by reference to, the May 15 Note and the form of May 15 Warrant, copies of which filed as Exhibits 10.1 and 4.1, respectively, to this Form 10-Q for the quarter ended March 31, 2019.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of May 10 and May 15, 2019 Warrants
10.1	Convertible Promissory Note (Globis), May 10, 2019
10.2	Convertible Promissory Note issued (AiGH), May
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: May 20, 2019	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: May 20, 2019	By:	/s/ Stephen Brown
Name: Stephen Brown
Title: Chief Financial Officer