Form 10-Q
period 2019-06-30
NanoVibronix, Inc.
filed 2019-08-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s Common Stock, par value $0.001 per share, as of August 13, 2019 was 4,429,964 shares.

NANOVIBRONIX, INC.

Quarter Ended March 31, 2019

i

PART I - FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix Inc

Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$2,371	$896
Trade receivables	239	95
Other accounts receivable and prepaid expenses	177	144
Inventory	102	95
Total current assets	2,889	1,230

Non-current assets:
Fixed assets, net	6	8
Severance pay fund	207	342
Long term prepaid expenses	5	—
Total non-current assets	218	350
Total assets	$3,107	$1,580

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$343	$193
Other accounts payable and accrued expenses	522	447
Total current liabilities	865	640

Non-current liabilities:
Accrued severance pay	307	477
Total non-current liabilities	307	477
Total liabilities	1,172	1,117

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series C Preferred stock of $0.001 par value – Authorized: 5,000,000 shares at June 30, 2019 and December 31, 2018; Issued and outstanding: 2,733,142 at June 30, 2019 and December 31, 2018	2	2
Series D Preferred stock of $0.001 par value – Authorized: 5,000 shares at June 30, 2019 and December 31, 2018; Issued and outstanding: 304 at June 30, 2019 and December 31, 2018	—	—
Series E Preferred stock of $0.001 par value – Authorized: 3,999,494 shares at June 30, 2019 and 0 at December 31, 2018; Issued and outstanding: 1,600,000 at June 30, 2019 and 0 at December 31, 2018	2	—
Common stock of $0.001 par value – Authorized: 20,000,000 shares at June 30, 2019 and December 31, 2018; Issued and outstanding: 4,139,964 and 3,801,522 shares at June 30, 2019 and December 31, 2018, respectively	4	4

Additional paid in capital	38,249	32,993
Accumulated deficit	(36,322)	(32,536)
Total stockholders’ equity	1,935	463
Total liabilities and stockholders’ equity	$3,107	$1,580

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix Inc

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$263	$132	$342	$209
Cost of revenues	56	55	82	77
Gross profit	207	77	260	132

Operating expenses:
Research and development	150	151	302	286
Selling and marketing	271	297	592	526
General and administrative	682	454	2,485	934

Total operating expenses	1,103	902	3,379	1,746

Loss from operations	(896)	(825)	(3,119)	(1,614)

Financial income (expense), net	(24)	11	(51)	23
Change in fair value of derivative liabilities	107	—	102	—
Loss on extinguishment of derivative liability	(288)	—	(288)	—
Warrant modification expense	—	—	(412)	—

Loss before taxes on income	(1,101)	(814)	(3,768)	(1,591)
Income tax expense	(6)	(10)	(18)	(22)
Net loss	$(1,107)	$(824)	$(3,786)	$(1,613)

Basic and diluted net loss available for holders of Common Stock, Preferred C stock and Preferred D stock	$(0.16)	$(0.13)	$(0.55)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	6,788,716	6,429,201	6,841,252	6,424,132

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix Inc

Consolidated Statement of Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2019
	Preferred C Stock		Preferred D Stock		Preferred E Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2019	2,733,142	$2	304	$–	–	–	4,076,552	$4	$34,740	$(35,215)	$(469)
Stock–based compensation	–	–	–	–	–	–	–	–	111	–	111
Exercise of stock options	–	–	–	–	–	–	63,412	–	4	–	4
Issuance of preferred series E stock	–	–	–	–	1,600,000	2	–	–	3,198	–	3,200
Reclassification of warrants	–	–	–	–	–	–	–	–	196	–	196
Net loss	–	–	–	–	–	–	–	–	–	(1,107)	(1,107)
Balance, June 30, 2019	2,733,142	$2	304	$–	1,600,000	$2	4,139,964	$4	$38,249	$(36,322)	$1,935

Six Months Ended June 30, 2019
	Preferred C Stock		Preferred D Stock		Preferred E Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	2,733,142	$2	304	$–	–	$–	3,801,552	$4	$32,993	$(32,536)	$463
Issuance of Common Stock as compensation for services	–	–	–	–	–	–	275,000	–	1,042	–	1,042
Stock–based compensation	–	–	–	–	–	–	–	–	404	–	404
Exercise of options	–	–	–	–	–	–	63,412	–	4	–	4
Issuance of preferred series E stock	–	–	–	–	1,600,000	2	–	–	3,198	–	3,200
Reclassification of warrants	–	–	–	–	–	–	–	–	196	–	196
Warrant modification expense	–	–	–	–	–	–	–	–	412	–	412
Net loss	–	–	–	–	–	–	–	–	–	(3,786)	(3,786)
Balance, June 30, 2019	2,733,142	$2	304	$–	1,600,000	$2	4,139,964	$4	$38,249	$(36,322)	$1,935

Three Months Ended June 30, 2018
	Preferred C Stock		Preferred D Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2018	2,483,142	$2	304	$–	3,935,865	$4	$32,119	$(29,171)	$2,954
Stock–based compensation	–	–	–	–	–	–	59	–	59
Exercise of warrants	–	–	–	–	22,088	–	31	–	31
Net loss	–	–	–	–	–	–	–	(824)	(824)
Balance, June 30, 2018	2,483,142	$2	304	$–	3,957,953	$4	$32,209	$(29,995)	$2,220

Six Months Ended June 30, 2018
	Preferred C Stock		Preferred D Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	2,483,142	$2	304	$–	3,935,865	$4	$32,010	$(28,382)	$3,634
Stock–based compensation	–	–	–	–	–	–	168	–	168
Exercise of warrants	–	–	–	–	22,088	–	31	–	31
Net loss	–	–	–	–	–	–	–	(1,613)	(1,613)
Balance, June 30, 2018	2,483,142	$2	304	$–	3,957,953	$4	$32,209	$(29,995)	$2,220

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix Inc

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(3,786)	$(1,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3
Stock-based compensation	1,446	168
Noncash interest expense	10	—
Change in fair value of derivative liabilities	(102)	—
Warrant modification expense	412	—
Loss on extinguishment of derivative liability	288
Changes in operating assets and liabilities:
Trade receivable	(144)	(46)
Prepaid expenses and other accounts receivable	(38)	(104)
Inventories	(7)	(2)
Trade payables	150	(92)
Other accounts payable	75	(194)
Accrued severance pay, net	(35)	8
Net cash used in operating activities	(1,729)	(1,872)

Cash flows from investing activities:
Purchases of property plant and equipment	—	(5)
Net cash used in investing activities	—	(5)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes and warrants	475	31
Repayments of convertible promissory notes	(475)	—
Proceeds from issuance of Preferred Series E stock	3,200	—
Proceeds from exercise of options	4	—
Net cash provided by financing activities	3,204	31

Net decrease in cash, cash equivalents and restricted cash	1,475	(1,845)
Cash, cash equivalents and restricted cash at beginning of period	896	4,360

Cash, cash equivalents and restricted cash at end of period	$2,371	$2,515

Supplemental non-cash financing and investing activities:
Cash paid for interest	$5	$—
Cash paid for taxes	$—	$—
Discount on convertible notes	$414	$—

The accompanying notes are an integral part of these consolidated financial statements

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

NanoVibronix, Inc. (“the Company”), a U.S. Delaware corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. In the second quarter of 2019, the Company raised $3,200 through the issuance of Series E Preferred Stock. Despite the cash infusion, the Company will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

Recently adopted accounting standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company adopted ASU 2017-11 on January 1, 2019 and as a result, the down round feature of equity instruments that were issued in the first and second quarter of 2019 were not considered when determining the derivative liability of those instruments.

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The presentation of the changes in shareholders’ equity in accordance with the new guidance is included in this Form 10-Q for the quarter ended June 30, 2019.

NOTE 4 - STOCKHOLDERS’ EQUITY

Stock based compensation

There were 0 and 275,000 shares of Common Stock issued for services in the three- and six-month period ended June 30, 2019.

During the six-month period ended June 30, 2019, 63,412 employee options were exercised, and 120,000 options were issued. The options issued in 2019, were recorded at a fair value of $183 and vested immediately. During the three- and six-month period ended June 30, 2019, stock based compensation expense of $111 and $404 was recorded for options that vested, respectively.

The fair value for options granted in 2019 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$3.40
Exercise price	$3.40
Risk free interest	2.79%
Expected term (in years)	5
Volatility	48%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Research and development	$—	$—	$—	$7
Selling and marketing	11	—	22	3
General and administrative	100	60	1,424	158

Total	$111	$60	$1,446	$168

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

As of June 30, 2019, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $379, which is expected to be recognized over a weighted average period of approximately 1.22 years.

Series E Preferred Stock

During the second quarter of 2019, the Company designated 3,999,494 shares of Series E Preferred Stock, par value $0.001 per share. Pursuant to the Series E Certificate of Designation (“COD”), each share of Series E Preferred Stock is convertible, at any time, at the option of the Series E Holder thereof, into one share of common stock, par value $0.001 per share, of the Company, subject to adjustments such as stock dividends and stock splits.

Series E Holders are entitled to receive cash dividends, on an as-if-converted basis, equal to the amount actually paid on shares of the Common Stock. Additionally, Series E Holders of each share of Series E Preferred Stock will be entitled to vote with the holders of the Common Stock on an as-converted basis.

On June 21, 2019, the Company, entered into and closed a private placement Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain existing stockholders (the “June Investors”), relating to the sale to such June Investors of (i) 1,600,000 shares of the Company’s Series E Convertible Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), and warrants (the “June Warrants”) to purchase 1,600,000 shares of Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “June Financing”), for aggregate gross proceeds of $3,200,000 (excluding the exercise of the June Warrants issued in the June Financing).

These Series E Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

During the six months ended June 30, 2019, the Company issued warrants to purchase 190,000 shares of the Company’s Common Stock or series C preferred stock, par value $0.001 per share (“Series C Preferred Stock”), at an exercise price of the  lesser  of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80, with a stipulation that in no event will the exercise price be less than $3.00 per warrant share. The warrants were issued in conjunction with the issuance of convertible debt – see Note 5. The warrants were initially accounted for as a derivative liability until the completion of the June Financing – See Note 6.

In June 2019, the Company issued 1,600,000 warrants to purchase 1,600,000 shares of Series E Preferred Stock in the June Financing.

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

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	2.56%
Dividend yield	0%
Volatility	55.6% -56.5%
Contractual term (in years)	2

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

NOTE 5 - CONVERTIBLE NOTES

On March 29, 2019, the Company completed a bridge financing, pursuant to which the Company issued to two accredited investors convertible notes on the aggregate principal amount of $225 (the “Notes”) and seven-year warrants (the “March Warrants”) to purchase an aggregate of 90,000 shares of the Company’s Common Stock or Series C Preferred Stock.

The principal amount and all accrued but unpaid interest on the Notes are due and payable on the date (the “Maturity Date”) that is the earlier of the (i) 5-year anniversary of the date of issuance, or (ii) the date the Company completes an equity financing pursuant to which the Company issues and sells shares of capital stock resulting in aggregate proceeds of at least $2,000 (a “Qualified Financing”). The Notes bear interest at a rate of 6% per annum, payable on the Maturity Date. To the extent not previously converted, on the Maturity Date, the investors will receive, at the option of each the investor, either (a) cash equal to the original principal amount of the Note and interest then accrued and unpaid thereon, or (b) shares of Common Stock or Series C Preferred Stock of the Company, at a price per share equal to the lesser of: (x) 80% of the amount equal to the quotient obtained by dividing (i) the estimated value of the Company as of the Maturity Date, as determined in good faith by the Company’s board of directors, by (ii) the aggregate number of outstanding shares of the Company’s Common Stock , as of the Maturity Date on a fully diluted basis, and (y) $5.90 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the capital stock of the Company. Upon consummation of a Qualified Financing, each investor may elect to have the outstanding principal and accrued but unpaid interest thereon converted into (a) shares of the same class and series of equity securities sold in such Qualified Financing, (b) shares of Series C Preferred Stock or (c) Common Stock, at a price per share equal to the lesser of: (a) 80% of the price per share at which such securities are sold in such Qualified Financing and (b) $4.00 per share, as such amount may be adjusted for any stock split, stock dividend, reclassification or similar events affecting the Company’s capital stock.

In no event will the number of shares to be issued upon (i) exercise of this March Warrants, (ii) conversion of the Notes exceed, in the aggregate, 9.9% of the total shares outstanding or the voting power outstanding on the date immediately preceding the date of issuance.

Between April and May 2019, the Company completed multiple bridge financings, pursuant to which the Company issued to two accredited investors convertible notes in the aggregate principal amount of $250 and seven-year warrants to purchase an aggregate of 100,000 shares of the Company’s Common Stock or Series C Preferred Stock with the same terms as the notes issued on March 29, 2019.

In June 2019, the Company paid off all convertible notes and interest with funds raised from the Qualified Financing. The balance of the notes and interest paid off was $475 and $5, respectively. As a result, a loss of $288 was recorded on extinguishment of derivative liabilities.

June 30, 2019
Convertible Notes:
Principal value of 6% convertible notes issued during the six months ended June 30, 2019	$475
Fair value of derivative liability of convertible notes prior to payoff date	122
Debt discount less amortization during the period prior to payoff date	(410)
Loss on extinguishment of derivative liabilities upon payoff of convertible notes	288
Payoff of convertible notes	(475)
Total carrying value of convertible notes at June 30, 2019	$—

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

NOTE 6 - DERIVATIVE LIABILITIES

On March 29, 2019 the Company issued 90,000 warrants in conjunction with the issuance of convertible debt.

Between April and May 2019, the Company issued 100,000 warrants in conjunction with the issuance of convertible debt.

These warrants were initially accounted for as a derivative liability.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the six months ended June 30, 2019 is as follows:

Stock price	$2.77 - $4.05
Conversion price	$1.60 - $2.50
Contractual term (in years)	5
Volatility (annual)	57.7% - 62.9%
Risk-free rate	2.23% - 2.40%
Dividend yield (per share)	0%

The foregoing assumptions were reviewed quarterly and were subject to change based primarily on management’s assessment of the probability of the events described occurring.

As of June 26, 2019, the Company completed a Qualified Financing, at which point the warrants exercise price is fixed and the warrants no longer require derivative treatment. The warrants were remeasured at fair value on that date and the remaining derivative liability of $196 was eliminated.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability - warrants and derivative liabilities:

Fair value measured at June 30, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value at June 30, 2019
Derivative liability - warrants	$—	$—	$—	$—
Embedded conversion feature derivative liability	—	—	—	—
Total	$—	$—	$—	$—

Fair value measured at December 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value at December 31, 2018
Derivative liability – warrants	$—	$—	$—	$—
Embedded conversion feature derivative liability	—	—	—	—
Total	$—	$—	$—	$—

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the six months ended June 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2019:

	Derivative Liability - -Warrants	Embedded Conversion Feature Derivative Liability	Total Derivative Liabilities
Balance - January 1, 2019	$—	$—	$—
Liabilities	149	83	232
Change in fair value of warrant liability	2	3	5
Balance – March 31, 2019	151	86	237
Liabilities	112	76	188
Change in fair value of warrant liability	(67)	(40)	(107)
Eliminate derivative treatment	(196)	(122)	(318)
Balance – June 30, 2019	$—	$—	$—

NOTE 7 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the three and six months ended June 30, 2019 and 2018 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2019	December 31, 2018
Series D Preferred Shares	303,782	303,782
Series E Preferred Shares	1,600,000	—
Stock Options - employee and non-employee	749,361	734,756
Warrants	266,667	266,667
Total	2,919,810	1,305,205

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

Amounts in thousands (except share and per share data)

The diluted loss per share equals basic loss per share in the three and six months ended June 30, 2019 and 2018 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 8 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
United States	$90	$33	$158	$100
Europe	151	42	161	45
Israel	12	34	13	38
India	8	—	8	3
Canada	2	21	2	21
Rest of the World	—	2	—	2
Total	$263	$132	$342	$209

During the three-month period ended June 30, 2019 and 2018, revenues from distributors accounted for 40% and 73% of total revenues, respectively.

During the six-month period ended June 30, 2019 and 2018, revenues from distributors accounted for 50% and 49% of total revenues, respectively.

The Company’s long-lived assets are all located in Israel.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2020.

Year ended December 31,	Operating leases

2019	$21
2020	29
Total	$50

Rent and related expenses were $27 and $10 for the six months ended June 30, 2019 and 2018 and $15 and $3 for the three months ended June 30, 2019 and 2018, respectively.

NOTE 10 - SUBSEQUENT EVENTS

On July 31, 2019, the Company entered into and initially closed a private placement Securities Purchase Agreement with certain existing stockholders (the “Preferred Investors”) relating to the sale to such Preferred Investors of the Company’s Series E Preferred Stock and warrants (the “Preferred Warrants”) to purchase shares of Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “Preferred Financing”).

Each share of Series E Preferred Stock is convertible at any time and from time to time from and after the Stockholder Approval Date at the option of a holder of Series E Preferred Stock into one share of Common Stock.

On July 31, 2019, the Company entered into and initially closed a private placement Securities Purchase Agreement with certain accredited investors (the “Common Investors”) relating to the sale to such Common Investors of shares of the Company’s Common Stock, and (ii) warrants to purchase shares of the Company’s Common Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “Common Financing”).

The aggregate gross proceeds from the initial closings of the Preferred Financing and the Common Financing (as defined below) is $1,000,000 (excluding the exercise of the warrants issued in the Preferred Financing and the Common Financing).

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.

●	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of WoundShield and our other product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

●	Our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our common stock will be delisted if we cannot do so.

●	Our intellectual property portfolio.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Our ability to generate internal growth.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this prospectus. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

By letter dated May 20, 2019, we received notice that the Panel granted our request for continued listing on the NASDAQ Capital Market. Assuming our compliance plan is executed and compliance with the $2.5 million stockholder equity requirement is demonstrated, the Panel will maintain jurisdiction thereafter for the balance of the 180-day discretionary period, and imposed certain conditions and reporting requirements during that period. The Panel determined to continue the listing of our shares of common stock on the NASDAQ Capital Market, partially based upon our assurances that it had a high level of confidence that it will receive the funding needed.

To that end, on June 21, 2019, we entered into and closed a private placement Securities Purchase Agreement with certain existing stockholders relating to the sale to such existing stockholders of (i) 1,600,000 shares of the Company’s Series E Preferred Stock, par value $0.001 per share (the “Series E Preferred Stock”), and warrants to purchase 1,600,000 shares of Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “June Financing”), for aggregate gross proceeds of $3,200,000 (excluding the exercise of the warrants issued in the June Financing).

On July 31, 2019, we entered into and initially closed a private placement Securities Purchase Agreement with certain existing stockholders relating to the sale to such existing investors of the Series E Preferred Stock and warrants to purchase shares of Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “Preferred Financing”).

On July 31, 2019, we entered into and initially closed a private placement Securities Purchase Agreement with certain accredited investors relating to the sale to such investors of shares of our common stock, and (ii) warrants to purchase shares of our common stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “Common Financing”).

The aggregate gross proceeds from the initial closings of the Preferred Financing and the Common Financing is $1,000,000 (excluding the exercise of the warrants issued in the Preferred Financing and the Common Financing).

We agreed to use commercially reasonable efforts to provide each stockholder entitled to vote at a special meeting of stockholders of the Company (the “Stockholder Meeting”) a proxy statement soliciting each such stockholder’s affirmative vote at the Stockholder Meeting for approval of resolutions (“Stockholder Resolutions”) providing for the issuance of all of the shares of our common stock issuable upon conversion of the Series E Preferred Stock in accordance with applicable law and the rules and regulations of the Nasdaq Stock Market (such affirmative approval being referred to herein as the “Stockholder Approval”, and the date such Stockholder Approval is obtained, the “Stockholder Approval Date”), and we have agreed to use its commercially reasonable efforts to solicit its stockholders’ approval of such Stockholder Resolutions and shall cause our board of directors to recommend to the stockholders that they approve such Stockholder Resolutions.

Each share of Series E Preferred Stock is convertible at any time and from time to time from and after the Stockholder Approval Date at the option of a holder of Series E Preferred Stock into one share of our common stock.

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

Results of Operations

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues. For the three months ended June 30, 2019 and 2018, our revenues were approximately $263,000 and $132,000 respectively, an increase of approximately 99%, or $131,000 between the periods. The increase was mainly attributable to increased sales to distributors in the three months ended June 30, 2019. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2019, the percentage of revenues attributable to our products was: PainShield - 64% and UroShield 36%. For the three months ended June 30, 2018, the percentage of revenues attributable to our products was: PainShield - 64% and UroShield - 36%. For the three months ended June 30, 2019 and 2018, the percentage of revenues attributable to our disposable products was 2% and 31%, respectively. For the three months ended June 30, 2019 and 2018, the portion of our revenues that was derived from distributors was 40% and 73%, respectively.

Gross Profit. For the three months ended June 30, 2019 and 2018, gross profit was approximately $207,000 and $77,000, respectively, an increase of approximately 169%, or $130,000, mainly due to new royalty agreement.

Gross profit as a percentage of revenues was approximately 79% and 58% for the three months ended June 30, 2019 and 2018, respectively. The increase in gross profit as a percentage is mainly due to the royalty agreement signed in the second quarter which included a nonrefundable deposit.

Research and Development Expenses. For the three months ended June 30, 2019 and 2018, research and development expenses were approximately $150,000 and $151,000, respectively, a decrease of approximately 0%, or $1,000, between the periods.

Research and development expenses as a percentage of total revenues were approximately 57% and 114% for the three months ended June 30, 2019 and 2018, respectively. The decrease was due primarily to a large increase in general and administrative expenses.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2019 and 2018, selling and marketing expenses were approximately $271,000 and $297,000, respectively, a decrease of approximately 9%, or $26,000, between the periods. The decrease was mainly due to decreased spending due to limited cash reserves.

Selling and marketing expenses as a percentage of total revenues were approximately 103% and 225% for the three months ended June 30, 2019 and 2018, respectively. The decrease was due primarily to the large increase in general and administrative expenses.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2019 and 2018, general and administrative expenses were approximately $682,000 and $454,000, respectively, an increase of approximately 50%, or $228,000, between the periods. The increase was mainly due to large legal fees.

General and administrative expenses as a percentage of total revenues were approximately 259% and 344% for the three months ended June 30, 2019 and 2018, respectively. The decrease was due primarily to increased revenue in the three months ended June 30, 2019.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended June 30, 2019 and 2018, financial income and (expenses), net was approximately ($24,000) compared to a $11,000, respectively, a decrease of approximately $35,000, between the periods. The decrease in 2019 was derived primarily from exchange rate adjustments.

Change in fair value of derivative liabilities. For the three months ended June 30, 2019 and 2018, there was a change in fair value of derivative liabilities resulting in a gain of approximately $107,000 compared to a $0, respectively, an increase of approximately $107,000, between the periods. The income in 2019 was derived from the valuation of derivative liabilities.

Loss on extinguishment of derivative liability. For the three months ended June 30, 2019 and 2018, there was a loss on extinguishment of derivative liability of approximately ($288,000) compared to a $0, respectively, a decrease of approximately $288,000, between the periods. The loss in 2019 was derived from the elimination of derivative liabilities.

Warrant modification expenses. For the three months ended June 30, 2019 and 2018, there was no warrant modification expense.

Tax expenses. For the three months ended June 30, 2019 and 2018, tax expenses were $6,000 and $10,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss increased by approximately $283,000, or 34%, to approximately $1,107,000 for the three months ended June 30, 2019 from approximately $824,000 in the same period of 2018. The increase in net loss resulted primarily from the factors described above.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues. For the six months ended June 30, 2019 and 2018, our revenues were approximately $342,000 and $209,000, respectively, an increase of approximately 63%, or $133,000, between the periods. The increase was mainly attributable to new royalty agreement in the six months ended June 30, 2019. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2019, the percentage of revenues attributable to our products was: PainShield - 70% and UroShield 30%. For the six months ended June 30, 2018, the percentage of revenues attributable to our products was: PainShield - 76% and UroShield - 24%. For the six months ended June 30, 2019 and 2018, the percentage of revenues attributable to our disposable products was 3% and 27%, respectively. For the six months ended June 30, 2019 and 2018, the portion of our revenues that was derived from distributors was 50% and 49%, respectively.

Gross Profit. For the six months ended June 30, 2019 and 2018, gross profit was approximately $260,000 and $132,000, respectively, an increase of approximately 97%, or $128,000, mainly due new royalty agreement signed in the second quarter of 2019.

Gross profit as a percentage of revenues was approximately 76% and 63% for the six months ended June 30, 2019 and 2018, respectively. The increase in gross profit as a percentage is mainly due to the nonrefundable deposit received from the royalty agreement.

Research and Development Expenses. For the six months ended June 30, 2019 and 2018, research and development expenses were approximately $302,000 and $286,000, respectively, an increase of approximately 6%, or $16,000 between the periods. The increase was primarily due to the increased spending in the second quarter to prepare for a meeting with the FDA.

Research and development expenses as a percentage of total revenues were approximately 88% and 137% for the six months ended June 30, 2019 and 2018, respectively. The decrease was due primarily to an increase in revenue.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the six months ended June 30, 2019 and 2018, selling and marketing expenses were approximately $592,000 and $526,000, respectively, an increase of approximately 13%, or $66,000, between the periods. The increase was mainly due to a couple of employees who were hired at the end of the second quarter or 2018.

Selling and marketing expenses as a percentage of total revenues were approximately 173% and 252% for the six months ended June 30, 2019 and 2018, respectively. The decrease was due primarily to the increase in revenue.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the six months ended June 30, 2019 and 2018, general and administrative expenses were approximately $2,485,000 and $934,000, respectively, an increase of approximately 166%, or $1,551,000, between the periods. The increase was mainly due to increased legal fees and stock compensation.

General and administrative expenses as a percentage of total revenues were approximately 727% and 447% for the six months ended June 31, 2019 and 2018, respectively. The increase was due primarily to the large increase in general and administrative expenses.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the six months ended June 30, 2019 and 2018, financial income and (expenses), net was approximately ($51,000) compared to a $23,000, respectively, a decrease of approximately ($74,000), between the periods. The decrease in 2019 was derived primarily from exchange rate adjustments.

Change in fair value of derivative liabilities. For the six months ended June 30, 2019 and 2018, there was a change in fair value of derivative liabilities resulting in a gain of approximately $102,000 compared to a $0, respectively, an increase of approximately $102,000, between the periods. The income in 2019 was derived from the valuation of derivative liabilities.

Loss on extinguishment of derivative liability. For the six months ended June 30, 2019 and 2018, there was a loss on extinguishment of derivative liability of approximately ($288,000) compared to a $0, respectively, a decrease of approximately $288,000, between the periods. The loss in 2019 was derived from the elimination of derivative liabilities.

Warrant modification expenses. For the six months ended June 30, 2019 and 2018, warrant modification expense was approximately $412,000 compared to a $0, respectively, and was related to warrant modification.

Tax expenses. For the six months ended June 30, 2019 and 2018, tax expenses was approximately $18,000 compared to $22,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss increased by approximately $2,173,000, or 135%, to approximately $3,786,000 for the six months ended June 30, 2019 from approximately $1,613,000 in the same period of 2018. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We incurred losses in the amount of approximately $3,768,000 during the six-month period ended June 30, 2019 and accumulated negative cash flow from operating activities of $1,729,000 for the six-month period ended June 30, 2019.

During the six months ended June 30, 2019, and through August 14, 2019, we met our short-term liquidity requirements from our existing cash reserves which includes the proceeds from issuance of Series E Preferred Stock in the June Financing, Preferred Financing and Common Financing in the amount of $4,200,000. Despite the cash infusion, the Company will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

We do not have any material commitments to capital expenditures as of June 30, 2019, and we are not aware of any material trends in capital resources that would impact our business.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

General. As of June 30, 2019, we had cash and cash equivalents of approximately $2,371,000, compared to approximately $2,515,000 as of June 30, 2018. The increase is attributable to our net cash provided in financing activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,729,000 for the six months ended June 30, 2019 and $1,872,000 for the same period in 2018. The decrease in our cash usage was mainly associated with the increase in our working capital liabilities, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

Cash used in investing activities was $0 and $5 for the six-month periods ended June 30, 2019 and 2018, respectively.

Cash provided by financing activities was approximately $3,204,000 for the six months ended June 30, 2019 derived from proceeds received from the issuance of Series E preferred stock, compared to $31,000 for the six months ended June 30, 2018.

Off Balance Sheet Arrangements

Except as disclosed, as of June 30, 2019, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2019, the end of the period covered by this quarterly report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2018, filed with the Securities and Exchange Commission on April 15, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Company’s continued implementation of action plans to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. While we have made progress in all areas of our remediation plan relating to the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 15, 2019, material weaknesses continue to exist.

Part II - OTHER INFORMATION

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our 2018 10-K, as filed with the SEC on April 15, 2019. There have been no material changes to these risks during the six months ended June 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 14, 2019	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: August 14, 2019	By:	/s/ James S. Cardwell
Name: James S. Cardwell
Title: Chief Financial Officer