Form 10-Q
period 2019-09-30
NanoVibronix, Inc.
filed 2019-11-19
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36445

NanoVibronix, Inc

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Blvd. Elmsford, New York	10523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	NOAV	NASDAQ Capital Market

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

The number of shares outstanding of the registrant’s Common Stock as of November 15, 2019 was 4,453,764 shares.

NanoVibronix, Inc.

Quarter Ended September 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Consolidated Balance Sheets (Unaudited)

 (Amounts in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS:
Current assets:
Cash	$2,258	$896
Trade receivables	175	95
Other accounts receivable and prepaid expenses	310	144
Inventory	104	95
Total current assets	2,847	1,230

Non-current assets:
Fixed assets, net	5	8
Severance pay fund	218	342
Total non-current assets	223	350
Total assets	$3,070	$1,580

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$186	$193
Other accounts payable and accrued expenses	286	447
Due to related party	50	—
Total current liabilities	522	640

Non-current liabilities:
Accrued severance pay	318	477
Total non-current liabilities	318	477
Total liabilities	840	1,117

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity:
Series C Preferred stock of $0.001 par value – Authorized: 5,000,000 shares at September 30, 2019 and December 31, 2018; Issued and outstanding: 2,733,142 at September 30, 2019 and December 31, 2018	2	2
Series D Preferred stock of $0.001 par value – Authorized: 5,000 shares at September 30, 2019 and December 31, 2018; Issued and outstanding: 304 at September 30, 2019 and December 31, 2018, respectively	—	—
Series E Preferred stock of $0.001 par value – Authorized: 3,999,494 shares at September 30, 2019 and 0 at December 31, 2018; Issued and outstanding: 1,810,000 at September 30, 2019 and 0 at December 31, 2018, respectively	2	—
Common stock of $0.001 par value – Authorized: 20,000,000 shares at September 30, 2019 and December 31, 2018; Issued and outstanding: 4,429,964 and 3,801,522 shares at September 30, 2019 and December 31, 2018, respectively	5	4

Additional paid in capital	39,358	32,993
Accumulated deficit	(37,137)	(32,536)
Total stockholders’ equity	2,230	463
Total liabilities and stockholders’ equity	$3,070	$1,580

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations (Unaudited)

(Amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$101	$54	$443	$264
Cost of revenues	54	46	136	123
Gross profit	47	8	307	141

Operating expenses:
Research and development	79	121	381	408
Selling and marketing	228	345	820	871
General and administrative	533	868	3,018	1,802

Total operating expenses	840	1,334	4,219	3,081

Loss from operations	(793)	(1,326)	(3,912)	(2,940)

Financial income (expense), net	(20)	(7)	(71)	16
Change in fair value of derivative liabilities	—	—	102	—
Loss on extinguishment of derivative liability	—	—	(288)	—
Warrant modification expense	—	—	(412)	—

Loss before taxes on income	(813)	(1,333)	(4,581)	2,924
Income tax expense	(2)	(11)	(20)	33
Net loss	$(815)	$(1,344)	$(4,601)	$2,957

Basic and diluted net loss available for holders of Common Stock, Preferred C stock and Preferred D stock	$(0.12)	$(0.21)	$(0.66)	$(0.46)

Weighted average common shares outstanding:
Basic and diluted	7,054,845	6,438,308	7,094,547	6,433,239

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands, except share and per share data)

Three Months Ended September 30, 2019
	Preferred C Stock		Preferred D Stock		Preferred E Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	2,733,142	$2	304	$–	1,600,000	2	4,139,964	$4	$38,249	$(36,322)	$1,935
Stock–based compensation	–	–	–	–	–	–	–	–	110	–	110
Sale of common stock	–	–	–	–	–	–	290,000	1	579	–	580
Issuance of preferred series E stock	–	–	–	–	210,000	–	–	–	420	–	420
Net loss	–	–	–	–	–	–	–	–	–	(815)	(815)
Balance, September 30, 2019	2,733,142	$2	304	$–	1,810,000	$2	4,429,964	$5	$39,358	$(37,137)	$2,230

Nine Months Ended September 30, 2019
	Preferred C Stock		Preferred D Stock		Preferred E Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	2,733,142	$2	304	$–	–	$–	3,801,552	$4	$32,993	$(32,536)	$463
Issuance of Common Stock as compensation for services	–	–	–	–	–	–	275,000	–	1,042	–	1,042
Stock–based compensation	–	–	–	–	–	–	–	–	514	–	514
Sale of common stock	–	–	–	–	–	–	290,000	1	579	–	580
Exercise of options	–	–	–	–	–	–	63,412	–	4	–	4
Issuance of preferred series E stock	–	–	–	–	1,810,000	2	–	–	3,618	–	3,620
Reclassification of warrants	–	–	–	–	–	–	–	–	196	–	196
Warrant modification expense	–	–	–	–	–	–	–	–	412	–	412
Net loss	–	–	–	–	–	–	–	–	–	(4,601)	(4,601)
Balance September 30, 2019	2,733,142	$2	304	$–	1,810,000	$2	4,429,964	$5	$39,358	$(37,137)	$2,230

Three Months Ended September 30, 2018
	Preferred C Stock		Preferred D Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2018	2,483,142	$2	304	$–	3,957,953	$4	$32,209	$(29,995)	$2,220
Stock–based compensation	–	–	–	–	–	–	498	–	498
Exercise of warrants	–	–	–	–	9,107	–	12	–	12
Net loss	–	–	–	–	–	–	–	(1,344)	(1,344)
Balance, September 30, 2018	2,483,142	$2	304	$–	3,967,060	$4	$32,719	$(31,339)	$1,386

Nine Months Ended September 30, 2018
	Preferred C Stock		Preferred D Stock		Common Stock		Additional Paid – in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	2,483,142	$2	304	$–	3,935,865	$4	$32,010	$(28,382)	$3,634
Stock–based compensation	–	–	–	–	–	–	666	–	666
Exercise of warrants	–	–	–	–	31,195	–	43	–	43
Net loss	–	–	–	–	–	–	–	(2,957)	(2,957)
Balance, September 30, 2018	2,483,142	$2	304	$–	3,967,060	$4	$32,719	$(31,339)	$1,386

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(4,601)	$(2,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3	4
Stock-based compensation	1,556	666
Noncash interest expense	10	—
Change in fair value of derivative liabilities	(102)	—
Warrant modification expense	412	—
Loss on extinguishment of derivative liability	288	—
Changes in operating assets and liabilities:
Trade receivable	(80)	(46)
Prepaid expenses and other accounts receivable	(166)	(73)
Inventories	(9)	(58)
Other assets	—	(13)
Trade payables	(7)	(25)
Other accounts payable	(161)	(190)
Due to related party	50	—
Accrued severance pay, net	(35)	23
Net cash used in operating activities	(2,842)	(2,669)

Cash flows from investing activities:
Purchases of property plant and equipment	—	(8)
Net cash used in investing activities	—	(8)

Cash flows from financing activities:
Proceeds from issuance of convertible promissory notes and warrants	475	—
Proceeds from exercise of warrants	—	44
Repayments of convertible promissory notes	(475)	—
Proceeds from sale of common stock	580	—
Proceeds from issuance of Preferred Series E stock	3,620	—
Proceeds from exercise of options	4	—
Net cash provided by financing activities	4,204	44

Net decrease in cash and restricted cash	1,362	(2,633)
Cash and restricted cash at beginning of period	896	4,360

Cash and restricted cash at end of period	$2,258	$1,727

Supplemental non-cash financing and investing activities:
Cash paid for interest	$5	$—
Cash paid for taxes	$—	$—
Discount on convertible notes	$414	$—

The accompanying notes are an integral part of these consolidated financial statements

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

NanoVibronix, Inc. (the “Company”), a Delaware corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. In 2019, the Company raised $3,620 through the issuance of its Series E Preferred Stock and $580 through the issuance of its Common Stock. Despite the cash infusion, the Company will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability.

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

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2019.

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

Foreign currency translation and transaction

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate. Gains and losses from foreign currency transactions and translation for the three and nine months ended September 30, 2019 and 2018 and the cumulative translation gains and losses as of September 30, 2019 and December 31, 2018 were not material.

Revenue recognition

The Company generates revenues from the sale of our products to distributors and patients. Revenues from those products are recognized in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers), in which its core principle of Accounting Standards Update (“ASU”) 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

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

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The presentation of the changes in shareholders’ equity in accordance with the new guidance is included in this Form 10-Q for the quarter ended September 30, 2019.

NOTE 4 - STOCKHOLDERS’ EQUITY

Stock based compensation and sale of common stock

In February 2019, the Company issued 275,000 shares of common stock to a consultant for services valued at $3.79 per share, or $1,042.

In July 2019, the Company sold 290,000 shares of common stock to private investors at $2 per share, or $580.

During the three and nine-month period ended September 30, 2019, 0 and 63,412 employee options were exercised, and 0 and 120,000 options were issued, respectively. The options issued in 2019, were recorded at a fair value of $183 and vested immediately. During the three and nine-month period ended September 30, 2019, stock-based compensation expense of $110 and $514 was recorded for options that vested, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Research and development	$–	$–	$–	$7
Selling and marketing	11	6	33	9
General and administrative	99	492	481	650

Total	$110	$498	$514	$666

As of September 30, 2019, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $269, which is expected to be recognized over a weighted average period of approximately 1.13 years.

Series E Preferred Stock

On June 21, 2019, the Company filed a Certificate of Designation of the Series E Preferred Stock (the “Original Certificate of Designation”) with the Secretary of State of the State of Delaware (the “Secretary of State”). The Original Certificate of Designation was effective upon filing with the Secretary of State and designated the Series E Preferred Stock. On July 31, 2019 and November 15, 2019, the Company filed with the Secretary of State an Amended and Restated Certificates of Designation (the “Amended and Restated Certificates of Designation”) which were effective upon filing with the Secretary of State of Delaware. The Amended Certificates of Designation provide that, among other things, the Series E Preferred Stock is not convertible into the Company’s common stock, and the holders of Series E Preferred Stock have no voting rights, until, in each case, the Company receives stockholder approval of the June Offering (as defined below) and the July Offering (as defined below).

On June 21, 2019, the Company entered into and closed a private placement Securities Purchase Agreement with certain existing stockholders relating to the sale to such existing stockholders of 1,600,000 shares of the Company’s Series E Preferred Stock, and seven year warrants to purchase 1,600,000 shares of our Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “June Offering”), for aggregate gross proceeds of $3,200,000 (excluding the exercise of the warrants issued in the June Offering).

On July 31, 2019, the Company entered into and closed a private placement Securities Purchase Agreement with certain existing stockholders relating to the sale to such existing investors of 210,000 shares of the Company’s Series E Preferred Stock and seven year warrants to purchase 210,000 shares of our Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “July Preferred Offering”), for gross proceeds of $420,000 (excluding the exercise of the warrants issued in the July Preferred Offering).

Each share of Series E Preferred Stock is convertible at any time and from time to time at the option of a holder of Series E Preferred Stock into one share of the Company’s common stock, provided that each holder would be prohibited from converting Series E Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder of the Series E Preferred Stock shall be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series E Preferred Stock if such shares had been converted to the Company’s common stock immediately prior to such liquidation.

Shares of Series E Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Board. However, holders of Series E Preferred Stock are entitled to receive dividends on shares of Series E Preferred stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when such dividends are specifically declared by the Board of Directors of the Company. The Company is not obligated to redeem or repurchase any shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Subject to the beneficial ownership limitations, each holder of Series E Preferred Stock shall be entitled to the number of votes equal to the number of shares of the Company’s common stock equal to the Voting Ratio. The Voting Ratio, for each share of Series E Preferred Stock is equal to $2.00 divided by $3.53.

These Series E Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 Distinguishing Liabilities from Equity.

Warrants

During the nine months ended September 30, 2019, the Company issued warrants to purchase 190,000 shares of the Company’s Common Stock or series C preferred stock, par value $0.001 per share (“Series C Preferred Stock”), at an exercise price of the  lesser  of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80, with a stipulation that in no event will the exercise price be less than $3.00 per warrant share. The warrants were issued in conjunction with the issuance of convertible debt which has since been repaid and the warrants remain outstanding – See Note 5. The warrants were initially accounted for as a derivative liability until the completion of the June Financing – See Note 6.

The Company issued warrants to purchase 1,600,000 shares of Series E Preferred Stock in the June Financing and warrants to purchase 210,000 shares of Series E preferred Stock in the July Financing.

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

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	2.56%
Dividend yield	0%
Volatility	55.6% - 56.5%
Contractual term (in years)	2

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

September 30, 2019
Convertible Notes:
Principal value of 6% convertible notes issued during the six months ended June 30, 2019	$475
Fair value of derivative liability of convertible notes prior to payoff date	122
Debt discount less amortization during the period prior to payoff date	(410)
Loss on extinguishment of derivative liabilities upon payoff of convertible notes	288
Payoff of convertible notes	(475)
Total carrying value of convertible notes at September 30, 2019	$-

NOTE 6 - DERIVATIVE LIABILITIES

On March 29, 2019 the Company issued 90,000 warrants in conjunction with the issuance of convertible debt.

Between April and May 2019, the Company issued 100,000 warrants in conjunction with the issuance of convertible debt.

These warrants were initially accounted for as a derivative liability.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the nine months ended September 30, 2019 is as follows:

Stock price	$2.77 - $4.05
Conversion price	$1.60 - $2.50
Contractual term (in years)	5
Volatility (annual)	57.7% - 62.9%
Risk-free rate	2.23% - 2.40%
Dividend yield (per share)	0%

The foregoing assumptions were reviewed quarterly and were subject to change based primarily on management’s assessment of the probability of the events described occurring.

As of June 26, 2019, the Company completed a Qualified Financing, at which point the warrants exercise price is fixed and the warrants no longer require derivative treatment. The warrants were remeasured at fair value on that date and the remaining derivative liability of $196 reclassed to equity.

Financial Liabilities Measured at Fair Value on a Recurring Basis

Financial liabilities measured at fair value on a recurring basis are summarized below and disclosed on the balance sheet under Derivative liability - warrants and derivative liabilities:

Fair value measured at September 30, 2019
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value at September 30, 2019
Derivative liability – warrants	$-	$-	$-	$-
Embedded conversion feature derivative liability	-	-	-	-
Total	$-	$-	$-	$-

Fair value measured at December 31, 2018
	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Fair value at December 31, 2018
Derivative liability – warrants	$-	$-	$-	$-
Embedded conversion feature derivative liability	-	-	-	-
Total	$-	$-	$-	$-

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2019:

	Derivative Liability - -Warrants	Embedded Conversion Feature Derivative Liability	Total Derivative Liabilities
Balance - January 1, 2019	$-	$-	$-
Liabilities	261	159	420
Change in fair value of warrant liability	(65)	(37)	(102)
Eliminate derivative treatment	(196)	(122)	(318)
Balance – September 30, 2019	$-	$-	$-

NOTE 7 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the three and nine months ended September 30, 2019 and 2018 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2019	December 31, 2018
Series D Preferred Shares	303,782	303,782
Series E Preferred Shares	1,810,000	—
Stock Options - employee and non-employee	749,361	734,756
Warrants	266,667	266,667
Total	3,129,810	1,305,205

The diluted loss per share equals basic loss per share in the three and nine months ended September 30, 2019 and 2018 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 8 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
United States	$101	$28	$259	$129
Europe	-	16	161	61
Israel	-	3	13	41
India	-	-	8	3
Canada	-	-	2	21
Other	-	7	-	9
Total	$101	$54	$443	$264

During the three-month period ended September 30, 2019 and 2018, revenues from distributors accounted for 93% and 64% of total revenues, respectively.

During the nine-month period ended September 30, 2019 and 2018, revenues from distributors accounted for 59% and 52% of total revenues, respectively.

The Company’s long-lived assets are all located in Israel.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2020.

Year ended December 31,	Operating leases

2019	$11
2020	29
Total	$40

Rent and related expenses were $13 and $12 for the three months ended September 30, 2019 and 2018 and $43 and $22 for the nine months ended September 30, 2019 and 2018, respectively.

NOTE 10 - SUBSEQUENT EVENTS

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.

●	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of UroShield and our other product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

●	Our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our common stock will be delisted if we cannot do so.

●	Our intellectual property portfolio.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Our ability to generate internal growth.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q;

●	being permitted to provide less extensive narrative disclosure than other public companies including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved;

●	being permitted to defer complying with certain changes in accounting standards; and

●	being permitted to use test-the-waters communications with qualified institutional buyers and institutional accredited investors.

We intend to take advantage of these and other exemptions available to “emerging growth companies.” We could remain an “emerging growth company” until the earliest of (a) the last day of the fiscal year following the fifth anniversary of the date of the first sale of common stock in an offering registered under the Securities Act of 1933, as amended, (b) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (c) the last day of our fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, or Exchange Act (which would occur if the market value of our equity securities that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter), or (d) the date on which we have issued more than $1 billion in nonconvertible debt during the preceding three-year period.

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

By letter dated May 20, 2019, we received notice that the Panel granted our request for continued listing on the NASDAQ Capital Market. Assuming our compliance plan is executed and compliance with the $2.5 million stockholder equity requirement is demonstrated, the Panel will maintain jurisdiction thereafter for the balance of the 180-day discretionary period and imposed certain conditions and reporting requirements during that period. The Panel determined to continue the listing of our shares of common stock on the NASDAQ Capital Market, partially based upon our assurances that it had a high level of confidence that it will receive the funding needed. The Panel will maintain a panel Monitor on the Company until September 2020.

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

We agreed to use commercially reasonable efforts to provide each stockholder entitled to vote at a special meeting of stockholders of the Company (the “Stockholder Meeting”) a proxy statement soliciting each such stockholder’s affirmative vote at the Stockholder Meeting for approval of resolutions (“Stockholder Resolutions”) providing for the issuance of all of the shares of our common stock issuable upon conversion of the Series E Preferred Stock in accordance with applicable law and the rules and regulations of the Nasdaq Stock Market (such affirmative approval being referred to herein as the “Stockholder Approval”, and the date such Stockholder Approval is obtained, the “Stockholder Approval Date”), and we have agreed to use its commercially reasonable efforts to solicit its stockholders’ approval of such Stockholder Resolutions and shall cause our board of directors to recommend to the stockholders that they approve such Stockholder Resolutions. The Stockholder Meeting occurred on November 18, 2019 and at the Stockholder Meeting, the stockholders of the Company approved the Stockholder Resolutions.

Each share of Series E Preferred Stock is convertible at any time and from time to into one share of the Company’s common stock, provided that each holder would be prohibited from converting Series E Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

Upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder of the Series E Preferred Stock shall be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series E Preferred Stock if such shares had been converted to the Company’s common stock immediately prior to such liquidation.

Shares of Series E Preferred Stock are not entitled to receive any dividends, unless and until specifically declared by the Board. However, holders of Series E Preferred Stock are entitled to receive dividends on shares of Series E Preferred stock equal (on an as-if-converted-to-common-stock basis) to and in the same form as dividends actually paid on shares of the common stock when such dividends are specifically declared by the Board of Directors of the Company. The Company is not obligated to redeem or repurchase any shares of Series E Preferred Stock. Shares of Series E Preferred Stock are not otherwise entitled to any redemption rights, or mandatory sinking fund or analogous fund provisions.

Subject to the beneficial ownership limitations, each holder of Series E Preferred Stock shall be entitled to the number of votes equal to the number of shares of the Company’s common stock equal to the Voting Ratio. The Voting Ratio, for each share of Series E Preferred Stock is equal to $2.00 divided by $3.53. Unless and until the stockholders of the Company approve the June Offering and the July Offering, the holders of the Series E Preferred Stock have no voting rights.

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

Results of Operations

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues. For the three months ended September 30, 2019 and 2018, our revenues were approximately $101,000 and $54,000 respectively, an increase of approximately 87%, or $47,000 between the periods. The increase was mainly attributable to customer additions. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended September 30, 2019, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the three months ended September 30, 2018, the percentage of revenues attributable to our products was: PainShield - 72% and UroShield - 28%. For the three months ended September 30, 2019 and 2018, the percentage of revenues attributable to our disposable products was 12% and 23%, respectively. For the three months ended September 30, 2019 and 2018, the portion of our revenues that was derived from distributors was 93% and 64%, respectively.

Gross Profit. For the three months ended September 30, 2019 and 2018, gross profit was approximately $47,000 and $8,000, respectively, an increase of approximately 488%, mainly due to increased sales.

Gross profit as a percentage of revenues was approximately 47% and 15% for the three months ended September 30, 2019 and 2018, respectively. The increase in gross profit as a percentage is mainly due to extra costs incurred in the third quarter of 2018 that were incurred to correct defective products ..

Research and Development Expenses. For the three months ended September 30, 2019 and 2018, research and development expenses were approximately $79,000 and $121,000, respectively between the periods. The decrease was due to there being no clinical trials during the three months ended September 30, 2019.

Research and development expenses as a percentage of total revenues were approximately 78% and 224% for the three months ended September 30, 2019 and 2018, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended September 30, 2019 and 2018, selling and marketing expenses were approximately $228,000 and $345,000, respectively, a decrease of approximately 34%, or $117,000, between the periods. The decrease was primarily due to bonuses and vacation payouts in 2018.

Selling and marketing expenses as a percentage of total revenues were approximately 226% and 639% for the three months ended September 30, 2019 and 2018, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2019 and 2018, general and administrative expenses were approximately $533,000 and $868,000, respectively, a decrease of approximately 39%, or $335,000, between the periods. The decrease was primarily due to higher compensation costs and public company expenses in 2018.

General and administrative expenses as a percentage of total revenues were approximately 528% and 1,607% for the three months ended September 30, 2019 and 2018, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended September 30, 2019 and 2018, financial expenses, net was approximately $20,000 compared to a $7,000, respectively, an increase of approximately $13,000, between the periods. The increase in 2019 was derived primarily from exchange rate adjustments.

Tax expenses. For the three months ended September 30, 2019 and 2018, tax expenses were $2,000 and $11,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $529,000, or 39%, to approximately $815,000 for the three months ended September 30, 2019 from approximately $1,344,000 in the same period of 2018. The decrease in net loss resulted primarily from the factors described above.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues. For the nine months ended September 30, 2019 and 2018, our revenues were approximately $443,000 and $264,000, respectively, an increase of approximately 68%, or $179,000, between the periods. The increase was mainly attributable to new royalty agreement in the nine months ended September 30, 2019. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Our revenues may fluctuate from quarter-to-quarter and any growth or decrease in revenues by quarter may not be linear or consistent.

For the nine months ended September 30, 2019, the percentage of revenues attributable to our products was: PainShield - 54% and UroShield 46%. For the nine months ended September 30, 2018, the percentage of revenues attributable to our products was: PainShield - 75% and UroShield - 25%. For the nine months ended September 30, 2019 and 2018, the percentage of revenues attributable to our disposable products was 5% and 53%, respectively. For the nine months ended September 30, 2019 and 2018, the portion of our revenues that was derived from distributors was 59% and 52%, respectively.

Gross Profit. For the nine months ended September 30, 2019 and 2018, gross profit was approximately $307,000 and $141,000, respectively, an increase of approximately 118%, or $166,000.

Gross profit as a percentage of revenues was approximately 69% and 53% for the nine months ended September 30, 2019 and 2018, respectively. The increase in gross profit as a percentage is mainly due to royalty income generated in the second quarter of 2019.

Research and Development Expenses. For the nine months ended September 30, 2019 and 2018, research and development expenses were approximately $381,000 and $408,000, respectively, a decrease of approximately 7%, or $27,000 between the periods. The decrease is due to less clinical trials done in 2019.

Research and development expenses as a percentage of total revenues were approximately 86% and 155% for the nine months ended September 30, 2019 and 2018, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the nine months ended September 30, 2019 and 2018, selling and marketing expenses were approximately $820,000 and $871,000, respectively, a decrease of approximately 6%, or $51,000, between the periods. The decrease was primarily due to higher compensation costs and public company expenses in 2018.

Selling and marketing expenses as a percentage of total revenues were approximately 185% and 330% for the nine months ended September 30, 2019 and 2018, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the nine months ended September 30, 2019 and 2018, general and administrative expenses were approximately $3,018,000 and $1,802,000, respectively, an increase of approximately 681%, or $1,216,000, between the periods. The increase is due to stock compensation cost and higher professional fees.

General and administrative expenses as a percentage of total revenues were approximately 681% and 683% for the nine months ended September 30, 2019 and 2018, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, share-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the nine months ended September 30, 2019 and 2018, financial income and (expenses), net was approximately ($71,000) compared to a $16,000, respectively, a decrease of approximately ($87,000), between the periods.

Change in fair value of derivative liabilities. For the nine months ended September 30, 2019 and 2018, there was a change in fair value of derivative liabilities resulting in a gain of approximately $102,000 compared to a $0, respectively, an increase of approximately $102,000, between the periods. The income in 2019 was derived from the valuation of derivative liabilities.

Loss on extinguishment of derivative liability. For the nine months ended September 30, 2019 and 2018, there was a loss on extinguishment of derivative liability of approximately ($288,000) compared to a $0, respectively, a decrease of approximately $288,000, between the periods. The income in 2019 was derived from the elimination of derivative liabilities.

Warrant modification expenses. For the nine months ended September 30, 2019 and 2018, warrant modification expense was approximately $412,000 compared to a $0, respectively, and was related to warrant modification.

Tax expenses. For the nine months ended September 30, 2019 and 2018, tax expenses was approximately $20,000 compared to $33,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss increased by approximately $1,644,000, or 56%, to approximately $4,601 for the nine months ended September 30, 2019 from approximately $2,957,000 in the same period of 2018.

Liquidity and Capital Resources

We incurred losses in the amount of approximately $4,601,000 during the nine-month period ended September 30, 2019 and accumulated negative cash flow from operating activities of $2,842 for the nine-month period ended September 30, 2019.

Despite the cash infusion, the Company will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We have been using these proceeds to meet our short-term liquidity requirements but may need to sell additional securities to advance our long-term plans. It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the next twelve months, we may need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. Delisting from NASDAQ Capital Markets would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Common Stock. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we may need to curtail operations significantly, including possibly postponing anticipated clinical trials or entering into financing agreements with unattractive terms.

We do not have any material commitments to capital expenditures as of September 30, 2019, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

General. As of September 30, 2019, we had cash and cash equivalents of approximately $2,258,000, compared to approximately $1,727,000 as of September 30, 2018. The increase is attributable to our net cash provided in financing activities. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $2,842,000 for the nine months ended September 30, 2019 and $2,669,000 for the same period in 2018.

Cash used in investing activities was $0 and $8,000 for the nine-month periods ended September 30, 2019 and 2018, respectively. Cash invested in 2018 was related to purchase of fixed assets.

Cash provided by financing activities was approximately $4,204,000 for the nine months ended September 30, 2019 derived from proceeds received from the issuance of Series E preferred stock, compared to $44,000 for the nine months ended September 30, 2018.

Off Balance Sheet Arrangements

Except as disclosed, as of September 30, 2019, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2019, the end of the period covered by this quarterly report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2018, filed with the Securities and Exchange Commission on April 15, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rule 13a-15 or 15d-15 that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the Company’s continued implementation of action plans to improve the effectiveness of our internal control over financial reporting and disclosure controls and procedures. While we have made progress in all areas of our remediation plan relating to the material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on April 15, 2019, material weaknesses continue to exist.

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

Item 1A. Risk Factors

A description of the risks associated with our business, financial condition and results of operations is set forth in “Item 1A. Risk Factors” of our 2018 10-K, as filed with the SEC on April 15, 2019. There have been no material changes to these risks during the nine months ended September 30, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On June 21, 2019, the Company filed a Certificate of Designation of the Series E Preferred Stock (the “Original Certificate of Designation”) with the Secretary of State of the State of Delaware (the “Secretary of State”). The Original Certificate of Designation was effective upon filing with the Secretary of State and designated the Company’s Series E convertible preferred stock, par value $0.001 per share (the “Series E Preferred Stock”). On July 31, the Company filed with the Secretary of State an Amended and Restated Certificates of Designation, which became effective upon filing with the Secretary of State. On November 18, 2019, the Company filed with the Secretary of State an Amended and Restated Certificates of Designation (the “Amended and Restated Certificate of Designation”). The Amended and Restated Certificate of Designation was effective upon filing with the Secretary of State. The Amended and Restated Certificate of Designation provides that, among other things, each holder of Series E Preferred Stock shall be entitled to the number of votes equal to the number of shares of the Company’s common stock equal to the Voting Ratio. The Voting Ratio, for each share of Series E Preferred Stock is equal to $2.00 divided by $3.53.

The foregoing description of the Amended and Restated Certificate of Designation does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Amended and Restated Certificate of Designation, the form of which is attached hereto as Exhibit. 3.1, and are incorporated herein by reference.

Item 6.  Exhibits

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Certificate of Designation of Series E Convertible Preferred Stock.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: November 19, 2019	By:	/s/ Brian Murphy
Name: Brian Murphy, Ph.D.
Title: Chief Executive Officer

Date: November 19, 2019	By:	/s/ James S. Cardwell
Name: James S. Cardwell
Title: Chief Financial Officer