Form 10-K
period 2019-12-31
NanoVibronix, Inc.
filed 2020-05-20
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the registrant’s Common Stock as of May 18, 2020 was 4,313,764 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year.

EXPLANATORY NOTE

As previously reported by NanoVibronix, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on March 30, 2020 (the “March 8-K”), as amended by the Current Report on Form 8-K/A filed with the SEC on April 3, 2020, in accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company disclosed that it was relying on the relief provided by the Order in connection with the filing of this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Report”) due to the circumstances related to coronavirus or COVID-19. The Company’s principal operating facility is located in Israel and most of its employees are residents of Israel. Israel has been impacted by the COVID-19 outbreak, resulting in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. In particular, the Company’s office staff members responsible for preparing and providing supporting materials and information to the third-party auditor and the Company’s third-party accountants and tax professionals are located in Israel, and COVID-19 and the resulting government measures have caused disruptions in the Company’s normal interactions with among such persons. Because of the Israeli government-mandated quarantine, the Company’s staff and third-party audit personnel are at that time and are still working remotely, which led to a significant delay in the Company’s ability to provide relevant materials and other information to its third-party audit personnel to complete the audit for the year ended December 31, 2019. In addition, the Company filed a Notification of Late Filing on Form 12b-25 filed on May 14, 2020. We were unable to file this Annual Report on the extended March 14, 2020 due date because (i) of the impact of COVID-19 as disclosed above and (ii) of management's devoting significant time and attention to assessing and responding to the impact of COVID-19.

PART I

ITEM 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.
●	The delisting of our common stock from the NASDAQ Capital Market.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Our intellectual property portfolio.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Our ability to generate internal growth.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.
●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

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

Overview

We were organized as a Delaware corporation in October 2003. Through our wholly-owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on noninvasive biological response-activating devices that target biofilm prevention, wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our primary products, which are in various stages of clinical and market development, currently consist of:

●	UroShield™, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use;

●	PainShield™, a patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area; and

●	WoundShield™, a patch-based therapeutic ultrasound device intended to facilitate tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation.

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

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our UroShield, PainShield, and WoundShield products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, prior to January 2020, we only had reimbursement codes in the United States (i.e., CPT codes) for clinical use only. Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (CMS) approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for Durable Medical Equipment, or DME, through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004. With respect to UroShield, which may be used in a clinical and home setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We anticipate that we will begin to seek reimbursement codes for use of our products in the markets in which we have regulatory authority to sell such products; however, additional clinical data will be required in order to obtain such reimbursement codes. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes and there is no guarantee that we will be successful in obtaining such codes quickly, or at all. We have engaged a reimbursement expert, Redemption Revenue Cycle Solutions, LLC, to help facilitate private insurance reimbursement.

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

In addition, we continue to expand our clinical development and marketing efforts in North America with respect to PainShield. In February 2018, we completed a clinical trial to evaluate the effect of PainShield in patients with trigeminal neuralgia. The double blinded, crossover trial was conducted across the United States and included 59 patients with a diagnosis of unilateral trigeminal neuralgia. Among the 59 patients, 30 were in the active treatment group and 29 were in the control group. The values which were assessed include Visual Analog Scale (“VAS”) pain score, both baseline prior to trial and VAS pain score at the end of the study. The study also assessed breakthrough medications per week at the start of the trial and breakthrough medications per week at the end of the trial, with a particular focus on the use of opioids. Breakthrough medications are used for chronic pain directly related to the pre-existing trigeminal neuralgia condition. There was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken, which was directly correlated to pain experienced during treatment. Specifically, the control group saw an improvement in baseline scores of 2.3% versus the treatment group, which saw a 55.2% improvement in baseline scores. Additionally, the control group saw a reduction in breakthrough pain medication of 1.5% versus the treatment group, which saw a 46.4% reduction in breakthrough pain medication.

In 2019, the Company has completed a study which was intended to assess the PainShield’s ability to effectively treat Lateral Epicondylitis (Tennis Elbow). This is a double blinded, randomized control trial. The study has been completed and awaiting submission to an appropriate journal. The interim results were reported as follows:

●	70% of patients using PainShield experienced complete resolution or significant improvement in symptoms without the use of opioids; and
●	PainShield had no adverse events or complications and was deemed both safe and effective.

The Company has entered into distribution partnerships for PainShield in the United States, Israel, India, Italy, United Kingdom, and Switzerland.

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

The Company executed a license agreement for WoundShield® with Sanuwave Health, Inc. (“Sanuwave”) for the manufacture and delivery of its WoundShield® technology. The agreement was executed on March 27th, 2020.

Under the terms of the agreement, NanoVibronix will receive 100,000 warrants of Sanuwave stock, a $250,000 milestone payment based on FDA approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to the Company’s WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world.

Recent Developments

Effective as of January 2020, the U.S. CMS has approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004, as discussed above.

In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, we will receive warrants to purchase 100,000 shares of Sanuwave stock, a $250,000 milestone payment based on receipt of U.S. Food and Drug Administration approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to our WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world, as discussed above.

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

In August 2019, we established our first license agreement with Medisana, Inc. (“Medisana”) with a total of 1,500 devices that was shipped to Medisana directly from China, in April 2020. The devices were designed to carry the product labeling specific to the Medisana brand, with the product name of PT100. The product labeling includes the words, “PAINSHIELD Ultrasonic therapy, Medisana”. All instructions for use and packaging are specific to Medisana.

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

There has been an article published in 2019 on SAM® Sport4 regarding clinical evidence demonstrating that ultrasound dose timing (i.e. daily treatment) and duration significantly impact benefits and treatment results, we are aware of a prospective randomized, double-blinded, placebo-controlled study on the effects of the long-duration low-intensity ultrasound treatment using SAM® Sport4 suggesting that ultrasound may be used as a conservative non-pharmaceutical and non-invasive treatment option for patients with knee osteoarthritis.

In general, ultrasound offers the benefits by increasing local blood circulation, increasing vascular wall permeability, promoting protein secretion, promoting enzymatic reactions, accelerating nitric oxide production, promoting angiogenesis (the formation of new blood vessels from pre-existing vessels) and promoting fibroblast proliferation (fibroblasts are a type of cell that play a critical role in wound healing). We believe that the body of evidence, and the positive therapeutic effect that ultrasound has for various indications, potentially provides for future product development opportunities for us.

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

Our Products

Product Design, Packaging, Identity

All products have been redesigned with an updated look and improved performance. These new designs were coupled with new branding, packaging, instructional manuals, and marketing materials. Beginning in the fourth quarter of 2019, our manufacturers in China have commenced producing the redesigned products for distribution and delivered their first completed units in April 2020.

UroShield

UroShield is intended to prevent bacterial colonization and biofilm formation, increase antibiotic efficacy in the catheter lumen and decrease pain and discomfort associated with urinary catheter use. It is designed to be used with any type of indwelling urinary catheter regardless of the material or coating. We believe that if it is approved by the FDA for marketing, UroShield could be the first medical device on the market that attempts to simultaneously address all of the aforementioned catheter-related issues. UroShield is similar in design to WoundShield and PainShield, in that it uses a driver unit that produces low frequency, low intensity ultrasound. The driver unit connects to a disposable transducer that is clipped onto the external portion of the catheter to deliver ultrasound therapy to all catheter surfaces as well as the tissue surrounding the catheter.

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

The global catheter market size was valued at USD 37.3 billion in 2018 and is expected to witness a CAGR of 9.7% through 2026. Rising prevalence of chronic disorders leading to hospitalization has fueled the growth of this market. Presence of multi-national manufacturers, improving medical facilities, supportive insurance policies are also some of the key factors propelling the market growth. North America is the largest regional market due to the presence of multi-national manufacturers and sophisticated healthcare infrastructure along with high product awareness levels. Asia Pacific is projected to expand at the maximum CAGR of 10.4%, over the study period. According to a Grandview research report, there are 25 million Foley catheters sold annually in the United States and 75 million catheters sold elsewhere yielding a total global Foley catheter market of 100 million units worldwide. The cost to treat a simple CAUTI has been estimated at $13,793 per case (AHRQ), and the cost of treating bacteremia has been estimated at $8,355 (NIH) per case, yielding a total healthcare burden of $830 million per year. While there are currently both antibiotic and silver coated catheters in the market, they often sell for approximately $10 above the non-antimicrobial equivalent.

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

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications. UroShield may be unable to successfully compete in this market due to an inability to obtain clearance from the FDA and failure to be adopted by health care practitioners and facilities.

Regulatory Strategy

UroShield received CE Mark approval in September 2007 and was also approved for sale by the Israeli Ministry of Health in 2008. We are able to sell UroShield in India and Ecuador based on our CE Mark. UroShield was granted a Canadian medical device license in September 2016, although, due to a modification of regulatory standards in Canada, we have lost our Canadian license. We are working toward reinstatement of our Canadian license. To that extent, we recently passed an audit with a notified body and we are waiting on a certificate.

In the European Union, UroShield has been marketed for the prevention of biofilm, decreased pain and discomfort associated with urinary catheters and increased antibiotic efficacy.

In the United States, we intend to seek clearance from the U.S. Food and Drug Administration through the de novo classification process for UroShield. We submitted our application for 510(k) clearance on January 3, 2011. On March 11, 2011, we received a response from the U.S. Food and Drug Administration proposing that the approval go through the de novo route, which will require clinical trials with proposed study protocols to be pre-cleared by the U.S. Food and Drug Administration. We are currently seeking a strategic partner that is active in the urology market to coincide with the U.S. Food and Drug Administration clearance. We have not made any further submissions to the U.S. Food and Drug Administration related to UroShield, but we completed a more robust study conducted at 5 different nursing facilities in the United States. This study was approved by the institutional review board, or “IRB”. In November 2017, we announced interim results of this study. The study has since been published in the Journal of Medical and Surgical Urology, November 20, 2018. The title of the article is “The Effect of Surface Acoustic Waves on Bacterial Load and Preventing Catheter- associated Urinary Tract Infections (CAUTI) in Long Term Indwelling Catheters”.

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

Studies completed to establish safety of UroShield for human use:

●

A large animal model (female sheep) study has been conducted to establish local tissue response from a urinary catheter with UroShield attached as compared to a control group of animals with a urinary catheter with no UroShield attached.

The pre-clinical animal study was intended to demonstrate safety of UroShield device when used for 30-days with a urinary catheter. The study compared local tissue and organ response in two groups of 4 (female) sheep where one group was catheterized (urethral) using an uncoated silicone Foley catheter (only) and the other group was catheterized using an uncoated silicone Foley catheter with UroShield device attached to it. All catheters were identical in their size, material composition and manufacturer.

After 30 days the animals were euthanized and local tissue and organs were examined. The results showed the group with UroShield device had fewer observations of swelling, redness or discharge at the vulva as compared to the group without UroShield. The animals did not exhibit signs of discomfort or pain during study period (of 30 days). The gross and histopathology findings were also very similar between the two groups.

●

A comparative study of leachables from a urinary catheter with and without UroShield attached has been performed to demonstrate that the leachables with UroShield attached do not exceed toxicological safe limits allowed for a medical device.

The chemical characterization of leachables was intended to demonstrate safety for UroShield device for 30-day use with a urinary catheter. The study compared leachables from a group consisting of 3 uncoated silicone catheter with leachables from a group consisting of 3 uncoated silicone catheter with UroShield attached to it. All catheters were identical in their size, material composition and manufacturer.

The exhaustive extractions were performed with non-polar, polar and aqueous solvents. An additional simulated use extraction using Saline and Ethanol was performed. Overall the extractables from both groups were comparable and toxicological evaluation showed that all compounds from extraction with UroShield were below the tolerable exposure limits. Most of compounds had a margin of safety greater than 10 and 4 compounds had margin of safety between 1.5 and 10. Overall, the toxicological risk for using UroShield with a urinary catheter is similar and at even lower as compared to a catheter without UroShield attached.

Sales and Marketing

We believe the business opportunity for UroShield is in the hundreds of millions in U.S. dollars to the extent that UroShield obtains 510(k) clearance from the U.S. Food and Drug Administration, is recognized as effective and becomes widely adopted for use in catheters. To that end, we are exploring sales distribution models in the United States through a distributor network and direct sales. In order to have a distribution network in place if UroShield receives clearance from the U.S. Food and Drug Administration, we are currently identifying distributors through several vehicles, including our sales staff, commissionable representation, and independent contractors. We have appointed distributors for UroShield in the United Kingdom and, and an outside management organization, Morulaa Health, to assist with regulatory matters and distribution of UroShield in India. Each of these distributors is paid a small retainer and will be paid a commission between 10 to 20% of sales going forward. Total payments to these distributors totaled approximately $24,000 in 2019.

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

After cessation of treatment in the active group at 30 days, there was a minimal increase in CFU count at both 60 and 90 days. In the same group, there was no statistical difference in the decrease of CFU count from 30 to 60 days after treatment, t (28)=1. p= .326, however there was a marginally significant increase in CFU from 60 to 90 days for the active group (28)=1.7 p= 0.09.

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

UroShield Randomized Control trial	5 different nursing facilities	2017 - 2018 51 subjects

51 subjects were evaluated with 26 in the active/treatment group and 25 in the control group. All patients had been treated for at least one incident of a catheter-acquired urinary tract infection (CAUTI) requiring antibiotics in the preceding 6 months prior to trial initiation.

At the 90-day evaluation, 13 of 25 subjects (52%) in the control group developed a CAUTI requiring systemic antibiotics while only 1 of 26 patients (4%) in the UroShield™ group required antibiotic. All study subjects had an initial colony count of greater than 100,000 CFU cultured from their urinary tract. At thirty days, all subjects within the control group showed no change in the number of their bacteria count which was greater than 100,000 CFU, while those in the treatment group showed a reduction to 10,000 CFU in 15 of 26 subjects and only 1,000 CFU in 10 of 26 subjects, proving a decrease in both bacterial colonization and the incidence of Urinary Tract Infection.

Recently Completed, Current, Ongoing and Planned Clinical Trial

In July 2019, a 23 patient trial was completed in Norwich, United Kingdom. The trial was initiated to satisfy the requirements for adoption within the UK National Health Service. Results of the trial have not been published. The hospital that completed the patient trial continues to use the Uroshield device.

In September 2019, an economic impact study was performed completed by York Health Economic Consortium, United Kingdom to determine the cost savings related to prevention of urinary tract infection. The study resulted in an economic impact “model” which will demonstrate cost savings to prevention of patients contracting UTI. The trial was initiated to satisfy the requirements for adoption within the UK National Health Service.

In April 2019, an in vitro study was performed at Southampton University, Southampton, United Kingdom, to determine the effect of UroShield on bacterial colonization in a laboratory setting. The trial was initiated to satisfy the requirements for adoption within the UK National Health Service. This trial will also be helpful to fulfill a requirement of the FDA. Results revealed positive results to all others studied in the same laboratory.

UroShield-In vivo study is being conducted by Dr. Blayne Welk MD MSc and Dr. Jeremy Burton MSc PhD. The study, entitled “Low energy surface waves to prevent urinary infections and catheter associated symptoms among patients with neurogenic bladder dysfunction”. The intent is to conduct a pilot study to determine if the UroShield device can reduce catheter symptoms, improve urinary quality of life, and reduce catheter biofilm formation and bacteriuria among patients with neurogenic bladder dysfunction and an indwelling catheter. The study is ongoing and is expected to be completed before the end of this year.

This study is being done without cost to NanoVibronix and is expected to be presented at the American Urologic Association in the fall.

If we are able to locate a strategic partner or otherwise obtain sufficient funding, we anticipate conducting the following clinical trial:

Trial	Place	Start Date/Timing	Objectives
UroShield U.S. Food and Drug Administration trial 80 patient trial	To be determined	To be determined

Safety and efficacy of UroShield in urinary catheter related pain and infection and biofilm formation.

The results of previous clinical trials may not be predictive of future results, and the results of our planned clinical trial, if we are able to locate a strategic partner or otherwise obtain sufficient funding, may not satisfy the requirements of the FDA.

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

Competition

There are numerous products and approaches currently utilized to treat chronic pain. The pharmacological approach, which may be the most common, focuses on drug-related treatments with the over-the-counter internal analgesic market estimated at $19 billion in 2019. Alternatively, there are a large number of non-pharmacological pain treatment options available, such as ultrasound, transcutaneous electrical nerve stimulation, or TENS, laser therapy and pulsed electromagnetic treatment. In addition, there are some technologies and devices in the market that utilize low frequency ultrasound or patch technology. Many patients are initially prescribed anti-pain medication; however, ongoing use of drugs may cause substantial side effects and lead to addiction. Therefore, patients and clinicians have shown increased interest in alternative pain therapy using medical devices that do not carry these side effects.

The currently available ultrasound treatments for chronic pain have generally been accepted by the medical community as standard treatment for pain management. However, the traditional ultrasound treatments, such as those manufactured or distributed by Mettler Electronics Corp, Metron USA and Zimmer MedizinSysteme, are stationary devices found only in clinics and other health care facilities that need to be administered to patients by health care professionals. We are aware of three companies that market smaller ultrasound devices capable of certain self-administered use for the treatment of pain: Koalaty Products, Inc., Sun-Rain System Corp. and PhysioTEC. These devices generally function in the same manner, at the same frequency and with the same administration and safety requirements and limitations as traditional, larger ultrasound devices. We are also aware of one product, the SAM® Sport4, which has recently received U.S. Food and Drug Administration approval and also has CE Mark approval, marketed by ZetrOZ, Inc., that we understand may eliminate certain of these requirements and limitations, namely the requirement to be plugged in, the need for movement around the treated area and the relatively short safe treatment period. However, we understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that under the transducer, that the use of transmission gel is still required and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the U.S. Food and Drug Administration has prohibited the manufacturer from labeling or promoting this product for use directly over bone that is near the skin surface. In addition, there are other patch-based methods of pain treatment, such as TENS therapy. TENS therapy may be painful and irritating for the patient due to the muscle contractions resulting from the electrical pulses. PainShield combines the efficacy of ultrasound treatment for pain with the ease of use and portability of a patch-based system. PainShield also may be self-administered by the patient, including while the patient is sleeping. However, if we are unable to obtain widespread insurance coverage and reimbursement for PainShield, its acceptance as a pain management treatment would likely be hindered, as patients may be reluctant to pay for the product out-of-pocket.

The CMS has approved PainShield for reimbursement for Medicare beneficiaries on a national basis effective January 2020.

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

In the United States, a prescription from a licensed healthcare practitioner is required for the use of PainShield. We have engaged a consultant to assist us in the process of reclassifying the next generation of PainShield devices to remove the prescription requirement for the use of PainShield. We believe that such reclassification will open up mass market opportunities which are currently not available to us due to the prescription requirement. However, there is no assurance that we will be able to remove the prescription requirement for the use of PainShield or that, even if we accomplish such reclassification and the use of PainShield no longer requires a prescription, PainShield will be successful commercially in the mass market or we will be able to generate significant revenues from the mass market opportunities, if any.

In order to eliminate the requirement for a physician prescription, proof of safety and consumer “usability” must be established. With no adverse events reported on the PainShield device, we have a high degree of confidence that we will achieve the desired outcome. We have engaged User-View, Inc to facilitate our Usability study. The product packaging and all instruction documents have been modified to meet OTC standards. That study was completed in 2019 with positive results.

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

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain, such as tendonitis, sports injuries, pelvic pain and neurologic pain and we have sold approximately 1,700 units and 15,000 treatment patches since its introduction. We have entered into distribution agreements in United States, Europe, Asia and India for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and Ecuador. In addition, we sell PainShield directly to patients through our website. We are currently ramping up our marketing efforts in the U.S. market and throughout the world to establish licensing and private label partnerships as well.

We have identified a unique and effective application for PainShield, the treatment of a severe facial nerve pain called Trigeminal Neuralgia, otherwise known as tic douloureux. Two studies were performed in Israel, “a randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigeminal neuralgia pain”, and “A sound solution for Trigeminal Neuralgia”. Two trials which enrolled a total of 16 and 15 patients respectively, both conducted at the Sheba Medical Center in Israel, concluded that this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease. One of the studies showed a reduction in pain among 73% of the participants. We believe this to be an ideal market to address with the PainShield. With few existing treatment alternatives, we believe the PainShield’s effectiveness is a practical and safe alternative. A broader RCT, targeting 60 patients suffering from unilateral trigeminal neuralgia, was recently completed. The article was published on January 22, 2019, in the Journal of Anesthesiology and Pain Research, under the title “The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia”.

GlobalData’s epidemiological analysis forecasts that the total prevalent cases of trigeminal neuralgia in the seven major markets (United States, France, Germany, Italy, Spain, U.K and Japan) will grow at 15% between 2012 and 2022. According to an estimate by Ronald Brisman, M.D., in 2013 the prevalence of trigeminal neuralgia in the U.S. may have been as high as approximately 280,000 patients. With the favorable results from our current, ongoing study (explained in detail below), we continue to plan to aggressively pursue this market through direct marketing efforts and distributor relationships.

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

Completed Research

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

●To assess the pain, functional capacity and discomfort of the subject

●To assess the subject’s quality of life

●To assess the injury status

●To assess the efficacy of the treatment

●To assess compliance factors

Active group:

74% had improvement, 26% no change

Sham group:

56% no change, 44% had improvement

This is an indication of the effectiveness of the device.

Lack of funding for statistical analysis has stopped this trial prior to fulfillment.

Reduction of chronic abdominal and pelvic pain, urological and GI symptoms using wearable device delivering low frequency ultrasound	D. Wiseman, Synechion Institute for Pelvic Pain	2011 19 patients	●To assess the efficacy of PainShield for pelvic and related pain	Improvement in pain related symptoms noted for all symptoms.

The Effects of the NanoVibronix’s PainShield® Surface Acoustic Waves on the Symptoms of Lateral Epicondylitis	Dr. David Lemak, a leading orthopedic surgeon with Birmingham Orthopedic and Sports Specialists.	2019, 24 patients

A randomized, double blinded study for 30 days that evaluated the effectiveness and safety of PainShield™ Surface Acoustic Wave (SAW) technology on patients suffering from pain and discomfort, as well as limited mobility caused by the effects of chronic or acute lateral epicondylitis (LE) (“tennis elbow”).

We expect to publish results later this year.

The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia	Shira Markowitz, MD, New York, NY	Early 2018 59 patients	To measure pain scores, quality of life, and breakthrough drug use of 59 patients with a diagnosis of unilateral trigeminal neuralgia.

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

The Effects of the NanoVibronix’s PainShield® Surface Acoustic Waves on the Symptoms of Lateral Epicondylitis

If we are able to obtain sufficient funding, we anticipate conducting the following clinical trials:

Trial	Place	Start Date/Timing	Objectives
PainShield for Pelvic Pain 200 patient trial	To be determined	To be determined	Safety and Efficacy of PainShield in Chronic Pelvic Pain

WoundShield®

Our WoundShield product was granted the European Wound Closure Customer Value Leadership Award, Ultrasound Therapy – Wound Closure in 2014. WoundShield is intended to treat acute and chronic wounds with a disposable treatment patch that delivers localized therapeutic low frequency ultrasound. The WoundShield patch has two configurations: one that is placed adjacent to the wound and another, called the instillation patch, that is placed on the wound to enable instillation through sonophoresis, a process that increases the absorption of semisolid topical compounds, including medications, into the skin. Based on studies conducted by BIO-EC Microbiology Laboratory and Rosenblum, we believe that our WoundShield product possesses significant potential for the treatment of, among other things, diabetic foot ulcers and burns (Gasser P, Study Report delivered by BIO-EC Microbiology Laboratory, Dec 2007, which we ordered, paid for, and provided devices for; Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices but had no further involvement). In March 2020 we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, NanoVibronix will receive 100,000 warrants of Sanuwave stock, a $250,000 milestone payment based on FDA approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to the company’s WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world.

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

Market for Wound-Healing Devices

The global wound care device market totaled approximately $24 billion in 2015 and it is expected to grow at a CAGR of 6.7% during 2016-2022 (as reported by P&S Global Research in January 2017). According to the Global Report on Diabetes produced by the World Health Organization (“WHO”) in 2016, globally, an estimated 422 million adults were living with diabetes in 2014, compared to 108 million in 1980. According to a report entitled “Advances in Wound Closure Technology” by Frost and Sullivan (2005), foot complexities are the most frequent causes for patients with diabetes to get hospitalized, with complications usually starting with the formation of skin ulcers. In addition, according to the American Burn Association, approximately 486,000 patients received medical treatment annually for burn injuries in 2016 in the United States. There are also policy-based factors that may increase the size of the wound care market. We anticipate that reimbursement decisions with respect to hospital acquired wounds may create a large market opportunity for wound care products, including WoundShield. Furthermore, in 2009, the Centers for Medicare and Medicaid Services announced that they would stop reimbursements for treatment of certain complications that they believed were preventable with proper care. One such complication was surgical site infections after certain elective procedures, including some orthopedic surgeries and bariatric surgery. We believe that such developments incentivize medical care providers to invest in reducing the risk of infection through the use of wound care products, including WoundShield.

Competition for WoundShield

The market for advanced wound care includes a number of competitors, such as Kinetic Concepts, Inc. (a subsidiary of the 3M Company), or KCI, Smith and Nephew plc and Convatec Inc., all of whom market wound-healing medical devices. Due to their size, in general these companies may have significant advantages over us. These competitors have their own distribution networks for their products, which gives them an advantage over us in reaching potential customers. In addition, they are vertically-integrated, which may allow them to maximize efficiencies that we cannot achieve with our third-party suppliers and distributors. Finally, because of their significantly greater resources, they could potentially choose to focus on research and development of technology similar to ours, more than we are able to. In general, we believe that these competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. However, we believe that our products differentiate us from these competitors, and we will be competitive on the basis of our technology. We believe that the strength of these competitors may create an opportunity through strategic partnerships.

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

The most common method of oxygen administration for wound healing is hyperbaric oxygen therapy, especially to treat specific ulcerations in diabetic patients. Hyperbaric oxygen therapy has been shown to increase vascular endothelial growth factor expression, which measures the creation of new blood vessels (Fok TC, at el, “Hyperbaric oxygen results in increased vascular endothelial growth factor (VEGF) protein expression in rabbit calvarial critical-sized defects”, Schulich School of Medicine and Dentistry, University of Western Ontario, Canada). The activation of endothelial cells by VEGF sets in motion a series of steps toward the creation of new blood vessels (J Lewis et al, National Cancer Institute, Understanding Cancer and Related Topics, Understanding Angiogenesis). We believe that the WoundShield instillation patch, which can be used as an oxygen instillation system, will be complementary to, or in some cases an alternative, to the use of hyperbaric chamber therapy. This complementary treatment option will allow the treating physician greater therapeutic versatility in treating wounds. For a certain populace of patients, we believe that the WoundShield instillation patch could provide physicians with an alternative to hyperbaric oxygen therapy because it provides the same benefits as hyperbaric oxygen therapy at a lower cost to the patient. There are a number of competitors in the hyperbaric chamber therapy market, including approximately eight companies in the United States. Due to their size, in general these companies may have the same advantages over us discussed with respect to our competitors in the first paragraph of this section. However, we believe that the WoundShield instillation patch possesses certain advantages over the existing hyperbaric chamber therapy, including lower cost and greater ease of use. In addition, we believe that the WoundShield instillation patch will not necessarily compete with hyperbaric chamber therapy, but rather will often complement such therapy.

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

Sales and Marketing

WoundShield has generated minimal revenues to date). In March 2020 we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology.

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

Obtaining reimbursement approval for a product from any government or other third party payer is a time-consuming and costly process that could require us or our distributors to provide supporting scientific, clinical and cost-effectiveness data for the use of our product to each payer. Even if a code is obtained for a product, a third party payer must still make coverage and payment determinations. When a payer determines that a product that is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other foreign regulatory authorities. We believe that the overall escalating costs of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry to reduce the costs of products and services. In addition, health care reform measures, as well as legislative and regulatory initiatives at the federal and state levels, create significant additional uncertainties. There can be no assurance that third party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or reimbursement policies of third party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third party payer coverage or reimbursement would have a material adverse effect on our business, operating results and financial condition.

UroShield. We expect these products to be used in inpatient settings and therefore reimbursed under the DRG or per diem reimbursement system. In addition, in an outpatient or home setting, we anticipate that these products will initially be purchased privately until a reimbursement code is obtained. However, we believe that if we can empirically demonstrate UroShield’s efficacy in preventing recurrent hospitals admission in chronic Foley catheter patients and reducing overall per-patient cost, third party payers may accelerate the reimbursement approval process since the device could reduce their overall per-patient cost. We believe the natural progression of the adoption of this technology will allow for use in the home setting. We intend to pursue reimbursement in the Medicare Part B code to support the use for long term catheter use and infection prevention in the home.

PainShield. Recently, CMS approval for Medicare reimbursement was added through code K1004. The value of the reimbursement has not yet been confirmed.

WoundShield. We believe that the initial usage of these products will be in the hospital setting. Reimbursement in the hospital setting is typically governed by the Diagnosis Related Group system, or DRG system, which is a prospective payment methodology that assigns a predetermined, fixed amount based on the patient’s diagnoses. Such reimbursement will be sought by Sanuwave Health Inc. as the licensee of this technology.

New Product Under Development

Renooskin

In 2016, we started developing a device for the facial rejuvenation market called Renooskin. Previous in vitro studies on human skin were done showing that the SAW technology provided skin rejuvenation comparable to Retinol A which is a well-accepted anti-aging cream. We have developed a head band like applicator for the PainShield SAW treatment and are in the process of arranging for a pilot trial with a cosmetic dermatologist and/or plastic surgeon. We believe that, subject to proof of efficacy of the Renooskin and receiving regulatory approval, the device can be sold in a non-reimbursement market since cosmetic devices are private pay. We are still considering several paths towards commercialization.

Intellectual Property

Patents

We have rights to five patents in the United States. Granted U.S. Patent No. 7,393,501 (having the following foreign counterparts: China 100482171; Israel 165422; Japan 4504183; India 246351; Australia 2003231892; European Union 1511414 B) directed to “Method, apparatus and system for treating biofilms associated with catheters” and granted U.S. Patent No. 7,829,029 (having the following foreign counterparts: China 101616707 and European Union 1998834) directed to “Acoustic add-on device for biofilm prevention in urinary catheter,” both relate to the use of surface acoustic waves to prevent biofilm formation on indwelling catheters. These granted U.S. patents expire on December 19, 2023 and October 27, 2025, respectively. Granted U.S Patent No. 9,028,748 directed to “System and method for surface acoustic wave treatment of medical devices,” relates to methods of generating surface acoustic waves on medical device surfaces on both indwelling medical devices and implants to prevent biofilm formation.  This U.S. patent expires on July 11, 2030. Granted U.S. Patent No. 9,585,977 (having the following foreign counterparts: China 101431940, European Union 1991129, and Israel 193600) directed to “System and method for surface acoustic waves treatment of skin,” relates to methods of using surface acoustic waves for treatment of skin for the purpose of wound-healing, reducing infection, pain reduction and cosmetic enhancements. This U.S. patent expires on August 20, 2033. In addition, pursuant to a license agreement with PIzo-Top Ltd. and P.M.G. Medica Ltd., we license U.S. Patent No. 6,964.640 directed to “System and method for detection of fetal heartbeat,” which covers certain technology related to detecting in-vivo motion with respect to biological parameters, such as, e.g., blood flow detection, heartbeat monitoring, fetal motion monitoring, and fetal heartbeat monitoring. This patent expires on May 23, 2020.

Furthermore, on September 3, 2019, we filed U.S. Provisional Patent Application No. 62/895,392 directed to “Transdermal patch of a portable ultrasound-generating system for improved transdermal delivery of cannabis drugs and associated methods of treatment,” which expires on September 3, 2020. We intend to file and pursue a non-provisional application by the expiration date in order to protect the disclosed technology relating to possible new applications of our existing technology.

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

We believe the granted patents and patent applications collectively cover our existing products to the extent necessary and may be useful for protecting our future technology developments. We intend to continue patenting new technology as it is developed, and to actively pursue any infringement of any of our patents.

To date, we are not aware of other companies that have patent rights to a comparable systems and methods for surface acoustic wave treatment for skin.

Trademarks

We believe that our product brand names are an important factor in establishing and maintaining brand recognition. We currently have the following trademark registrations: NanoVibronix® (in the U.S. and Canada), WoundShield® (in the U.S. and Canada), PainShield® (in the U.S. and Canada), and UroShield® (in the U.S.).   We also have pending trademark applications in the U.S. and Canada for “PainShield CBD,” which we filed in anticipation of the specific technology covered by the provisional application referenced above.  Finally, we intend to re-file and pursue our previously acquired trademark registration for “Curing though prevention”®, which expired in July 2015.  Generally, the protection afforded by trademarks is perpetual, subject to paying timely renewals and continuing proper use in commerce.

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

Manufacturing and Suppliers

For most of 2019 we assembled our products in-house at our facilities in Nesher, Israel. All of the component parts of our products are readily available from a number of manufacturers and suppliers. We order component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers are APC International, Ltd., Tamuz Electronics, DI-EL Tack Ltd., Rotel Product Engineering Ltd. and Sinpro Electronics Co., Ltd. We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

In December 2018, we announced we appointed Quasar Engineering Ltd, as contract manufacturer for the PainShield®, UroShield®, WoundShield® as well as other devices. Quasar (http://www.quasar-med.com/) is a medical device manufacturer, located in China, with over 30 years of experience, serving major brands worldwide, with complex catheters, disposables, and U.S. Food and Drug Administration regulated assemblies. Starting in the fourth quarter of 2019, we started using Quasar to manufacture all of our newly redesigned products. Quasar temporarily shut down for sixty days in early 2020, due to the COVID-19 outbreak which lead to a significant delay in the production of goods needed to fulfill our sales orders, and became fully operational in April 2020. Presently, we are no longer experiencing delays in the production of our products.

Customers

We currently sell our products both directly, through our website, and indirectly via distribution agreements, with approximately 70% of our sales coming through distributors in 2019. We expect that percentage to grow significantly as we enter into additional distribution agreements. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, India, Canada and Asia.

We are currently in discussions with several distribution companies with access to various markets in the United States, Europe, and Asia, as well as Veterans Administration facilities. Our current agreements stipulate that distributors will be responsible for carrying out local marketing activities and sales. We are responsible for training, providing marketing guidance, marketing materials, and technical guidance. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. We expect any future distribution agreements to contain substantially similar stipulations. Under our current agreements, distributors purchase our products from us at a fixed price. Our current agreements with distributors are generally for a term of approximately two to three years and automatically renew for an additional annual terms unless modified by either party.

Compliance with Environmental Laws

Compliance with applicable environmental requirements during the years ended December 31, 2019 and 2018 and subsequently has not had a material effect upon our capital expenditures, earnings or competitive position.

Employees

At December 31, 2019, we had 10 full-time employees and four contract employees. In addition, we employ several consultants on an as needed basis, to provide a cost efficient alternative to a larger infrastructure to support the Company.

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

For the fiscal year ended December 31, 2019 we had a net loss of approximately $5.8 million, with revenues of approximately $530,000. As of December 31, 2019, we had an accumulated deficit of approximately $38.3 million. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for UroShield and WoundShield, and market acceptance of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance.

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

The recent coronavirus outbreak may adversely affect our business.

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The continued outbreak and spreading of the coronavirus has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the outbreak. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the outbreak and only recently became fully operational which lead to a significant delay in the production of goods needed to fulfill our sales orders. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for over a month, which delayed our submission for CE mark approval for the year 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. In addition, remaining staff members have been forced to operate remotely from their homes resulting in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Therefore, the coronavirus has and could continue to disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with the coronavirus and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The development of the coronavirus outbreak could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

The report of our independent registered public accounting firm expresses substantial doubt about the Company’s ability to continue as a going concern. Such “going concern” opinion could impair our ability to obtain financing.

Our auditors, Marcum LLP, have indicated in their report on the Company’s financial statements for the fiscal year ended December 31, 2019 that conditions exist that raise substantial doubt about our ability to continue as a going concern due to our recurring losses from operations. A “going concern” opinion could impair our ability to finance our operations through the sale of equity, incurring debt, or other financing alternatives. Our ability to continue as a going concern will depend upon the availability and terms of future funding. If we are unable to achieve this goal, our business would be jeopardized and the Company may not be able to continue. If we ceased operations, it is likely that all of our investors would lose their investment.

If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.

We have experienced negative operating cash flows since our inception and have funded our operations primarily from proceeds of the sale of our securities, with only limited revenue being generated from our product sales. In order to fully realize our business objectives, we may need to raise additional capital. We will seek to raise such additional funds through equity or debt financings, or strategic alliances with third parties, either alone or in combination with equity financings. These financings could result in substantial dilution to the holders of our common stock, or require contractual or other restrictions on our operations or on alternatives that may be available to us. If we raise additional funds by issuing debt securities, these debt securities could impose significant restrictions on our operations through the imposition of restrictive covenants and requiring us to pledge assets in order to secure repayment. In addition, if we raise funds through the sale of equity, we may issue equity securities with rights superior to our common stock, including voting rights, rights to proceeds upon our liquidation or sale, rights to dividends and rights to appoint board members. There can be no assurance that we will be able to complete a required financing on acceptable terms or at all. If such financing is not available on satisfactory terms, or is not available in sufficient amounts, we may be required to delay, limit or eliminate the development of business opportunities. The failure to procure such required financing could have a material adverse effect on our business, financial condition and results of operations, or threaten our ability to continue as a going concern.

A variety of factors could impact the timing and amount of any required financings, including, without limitation:

●	unforeseen developments during our clinical trials;
●	delays in our receipt of required regulatory approvals;
●	delayed market acceptance of our products;
●	unanticipated expenditures in our acquisition and defense of intellectual property rights, and/or the loss of those rights;
●	the failure to develop strategic alliances for the marketing of some of our product candidates;
●	unforeseen changes in healthcare reimbursement for any of our approved products;

●	lack of financial resources to adequately support our operations;
●	difficulties in maintaining commercial scale manufacturing capacity and capability;
●	unanticipated difficulties in operating in international markets;
●	unanticipated financial resources needed to respond to technological changes and increased competition;
●	unforeseen problems in attracting and retaining qualified personnel;
●	enactment of new legislation or administrative regulations;
●	the application to our business of new regulatory interpretations;
●	claims that might be brought in excess of our insurance coverage;
●	the failure to comply with regulatory guidelines; and
●	the uncertainty in industry demand;
●	the delisting of our common stock from the NASDAQ Capital Market; and
●	the geographic, social and economic impact of COVID-19 on the Company’s business operations.

Any required financing efforts may divert our management from their day-to-day activities, which may adversely affect its ability to develop and commercialize our products Moreover, if we complete additional financing by issuing equity securities, the percentage ownership of its existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

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

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device companies, such as Neurometrix Inc., Zetrox, Kinetic Concepts, Inc., (a subsidiary of the 3M Company) and Smith & Nephew plc, manufacturers of certain portable ultrasound devices capable of self-administered use, as well as from academic institutions, government agencies, and private and public research institutions in the United States and abroad. Most, if not all, of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, marketing approved products, protecting and defending their intellectual property rights and designing around the intellectual property rights of others. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements, or mergers with, or acquisitions by, large and established companies, or through the development of novel products and technologies.

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

We are a clinical-stage company with a small number of planned employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage its growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve its operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance its operational, financial and management systems in conjunction with its potential future growth, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

We face risks associated with litigation and claims.

We may, in the future, be involved in one or more lawsuits, claims or other proceedings. These suits could concern issues including contract disputes, employment actions, employee benefits, taxes, environmental, health and safety, fraud and abuse, personal injury and product liability matters.

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, in December 2019, seeking damages of approximately $900,000 for breach of contract, which matter has proceeded to settle in medication schedule to begin in late May 2020. In addition, the court has ordered the company to reserve approximately $350,000 of its cash reserves to be available until this matter is adjudicated. See “Part I, Item 3 — Legal Proceedings”. While we believe that a major part of the allegations included in the suit are without merit, due to the uncertainties of litigation or mediation, however, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, research data, our proprietary business information and that of our suppliers, technical information about our products, clinical trial plans and employee records. Similarly, our third-party providers possess certain of our sensitive data and confidential information. The secure maintenance of this information is critical to our operations and business strategy. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, ransomware, cyber fraud, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, encrypted, lost or stolen. Any such access, inappropriate disclosure of confidential or proprietary information or other loss of information, including our data being breached at third-party providers, could result in legal claims or proceedings, liability or financial loss under laws that protect the privacy of personal information, disruption of our operations or our product development programs and damage to our reputation, which could adversely affect our business.

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

We believe that all of our products in development, which currently consists of only RenooSkin, will require clinical trials to determine their safety and efficacy by regulatory bodies in their target markets, including the U.S. Food and Drug Administration and various foreign regulators. There can be no assurance that we will be able to successfully complete the U.S. and foreign regulatory approval processes for products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials will be deemed sufficient in size and scope to satisfy regulatory approval requirements, or, if completed, will ultimately demonstrate our products to be safe and efficacious.

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

Our principal offices and manufacturing facilities are located in Israel and most of our officers and employees are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. Since the Gaza Strip’s 2007 coup, by which the terrorist organization Hamas seized control, there have been a number of armed conflicts between Hamas and Israel – in December-January 2008-9, November 2012, July-August 2014 and as recently as May 2019 – in all of which conflicts, rockets were fired from Gaza into Israeli civilian population centers. During the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party backed by Iran and controlling large swathes of Lebanon. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our Rehovot facilities, employees and some of our consultants are located, and negatively affected business conditions in Israel. Civil unrest and political turbulence has occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. Since April 2011, a civil war that has been ongoing in Syria has escalated, and evidence indicates that chemical weapons have been used in the region. This instability and any intervention may lead to additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran also has a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and both the Allawite regime and various rebel militia groups in Syria. These situations may potentially escalate in the future to more violent events which may affect Israel and us. The tension between Israel and Iran and/or these groups may escalate in the future and turn violent, which could affect the Israeli economy in general and us in particular. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees being called up to perform military duty for an extended period of time. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

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

In recent years, the stock markets, in general, have experienced extreme price and volume fluctuations especially in the biotechnology sector. Broad market and industry factors may materially harm the market price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted. On March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

Although our shares of common stock are listed on the NASDAQ Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Although our shares of common stock are listed on the NASDAQ Capital Market under the symbol “NAOV,” trading volume in our common stock has been limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

As a publicly traded company, we incur significant additional legal, accounting and other expenses. The obligations of being a public reporting company require significant expenditures, including costs resulting from public company reporting obligations under the Exchange Act, and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the Nasdaq Stock Market. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and corporate governance practices, among many other complex rules that are often difficult, and time consuming to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, these rules and regulations make it more difficult and more expensive for us to obtain director and officer liability insurance. Compliance with such requirements also places demands on management’s time and attention.

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

The trading market for our securities will depend in part on the research and reports that securities or industry analysts publish about us or our business. Currently there is only one research coverage by a securities and industry analyst. If one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our securities and their trading volume to decline.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in certain claims and litigation arising out of the ordinary course and conduct of business. Management assesses such claims and, if it considers that it is probable that an asset had been impaired or a liability had been incurred and the amount of loss can be reasonably estimated, provisions for loss are made based on management’s assessment of the most likely outcome.

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order and believes it will prevail in court. In February 2020, the Company agreed to restrict approximately $350,000 and agreed to try to settle the matter in mediation which is scheduled to begin in late May 2020.

There are no other material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

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

The last reported sale price for our common stock on the NASDAQ as of May 12, 2020 was $1.86 per share. As of May 12, 2020, we had 4,313,764 issued and outstanding shares of common stock, which were held by 125 holders of record.

As of May 12, 2020, we had a total of 2,993,142 shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of May 12, 2020, we had a total of 304 shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of May 12, 2020, we had a total of 1,715,000 shares of our Series E Preferred Stock issued and outstanding. Each share of our Series E Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series E Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

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

Recent Events

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The continued outbreak and spreading of the coronavirus has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the outbreak. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the outbreak and only recently became fully operational which lead to a significant delay in the production of goods needed to fulfill our sales orders. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for over a month, which delayed our submission for CE mark approval for the year 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. In addition, remaining staff members have been forced to operate remotely from their homes resulting in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Therefore, the coronavirus has and could continue to disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with the coronavirus and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. The development of the coronavirus outbreak could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations

Effective as of January 2020, the U.S. CMS has approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004.

In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, we will receive warrants to purchase 100,000 shares of Sanuwave stock, a $250,000 milestone payment based on receipt of U.S. Food and Drug Administration approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to our WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world.

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

Revenue recognition

We generate revenues from the sale of our products to distributors and patients. Revenues from those products are recognized in accordance with ASC 606, “Revenue Recognition”, in which its core principle of Accounting Standard Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line method in our consolidated statement of operations.

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

We apply ASC 505-50, “Equity-Based Payments to Non-Employees” with respect to options and warrants issued to non-employees which requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

Income taxes

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has been consistently in a loss position in the U.S. and at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to the Company.

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

Warrants

We account for stock warrants held by investors as either equity instruments or liabilities in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), depending on the specific terms of the warrant agreement.

Debt Issued with Warrants

We consider guidance within ASC 470-20, Debt (ASC 470), ASC 480, and ASC 815, “Derivatives and Hedging” when accounting for the issuance of convertible debt with detachable warrants. As described above under the caption “Warrants”, we classify stock warrants as either equity instruments or liabilities depending on the specific terms of the warrant agreement. In circumstances in which debt is issued with liability-classified warrants, the proceeds from the issuance of convertible debt are first allocated to the warrants at their full estimated fair value and established as both a liability and a debt discount. The remaining proceeds, as further reduced by discounts created by the bifurcation of embedded derivatives and a beneficial conversion feature, is allocated to the debt. We account for debt as liabilities measured at amortized cost and amortize the resulting debt discount from the allocation of proceeds, to interest expense using the effective interest method over the expected term of the debt instrument pursuant to ASC 835, “Interest”.

Recently issued accounting standards

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 3, “Significant Accounting Policies” to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Extended Transition Period for “Emerging Growth Companies”

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates. Because our consolidated financial statements may not be comparable to companies that comply with public company effective dates, investors may have difficulty evaluating or comparing our business, performance or prospects in comparison to other public companies, which may have a negative impact on the value and liquidity of our common stock.

Going Concern

The financial statements have been prepared assuming that we will continue as a going concern. Our ability to continue to operate is dependent mainly on our ability to successfully market and sell our products and the receipt of additional financing until profitability is achieved. We have incurred losses in the amount of $5,794 during the year ended December 31, 2019, and have accumulated negative cash flow from operating activities of $3,874 for the year ended December 31, 2019. We expect to continue incurring losses and negative flows from operations. As a result, we will not have sufficient resources to fund our operations for the next twelve months from the date of filing. These conditions raise substantial doubts about our ability to continue as a going concern. During the next twelve months management expects that we will need to raise additional capital to finance our losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. Management’s plans include the continued commercialization of our products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. If we are unsuccessful in commercializing our products and raising capital, we will need to reduce activities, curtail or cease operations. The financial statements do not include any adjustments with respect to the carrying amounts of assets and liabilities and their classification that might be necessary should we be unable to continue as a going concern.

Results of Operations

Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018

Revenues. For the twelve months ended December 31, 2019 and 2018, our revenues were approximately $530,000 and $318,000, respectively, an increase of approximately 67%, or $212,000, between the periods. The increase was mainly attributable to increased sales from adding distributors. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the twelve months ended December 31, 2019, the percentage of revenues attributable to our products was: PainShield – 67% and UroShield – 33%. For the twelve months ended December 31, 2018, the percentage of revenues attributable to our products was: PainShield – 73.9% and UroShield – 26.1%. For the twelve months ended December 31, 2019 and 2018, the percentage of revenues attributable to our disposable products was 4.5% and 33.1%, respectively. For the twelve months ended December 31, 2019 and 2018, the portion of our revenues that was derived from distributors was 67.5% and 55%, respectively.

Gross Profit. For the twelve months ended December 31, 2019, gross profit increased by approximately 76%, or $121,000, to approximately $281,000 from approximately $160,000 during the same period in 2018 mainly due to the increase in sales.

Gross profit as a percentage of revenues were approximately 53% and 50% for the twelve months ended December 31, 2019 and 2018, respectively. The increase in gross profit as a percentage is mainly due to the entering into a licensing agreement pursuant to which the Company received a $150,000 payment which has no associated costs of sales, partially offset by the increased percentage of sales to distributors which typically carry lower gross margins.

Our gross profit may be affected year-over-year by the mix of revenues between sales to distributors and sales directly to the end customers (where sales directly to the end customers generally have a higher margin). As a result, we are subject to year-over-year fluctuation in our gross profits.

Research and Development Expenses. For the twelve months ended December 31, 2019 and 2018, research and development expenses were $514,000 and $614,000, respectively, a decrease of approximately 16%, or $100,000, between the periods. This decrease was mainly due to decreased payroll expenses.

Research and development expenses as a percentage of total revenues were approximately 97% and 193% for the twelve months ended December 31, 2019 and 2018, respectively. This decrease was due to the lower costs as described above as well as the increase in revenues.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the twelve months ended December 31, 2019 and 2018, selling and marketing expenses were approximately $1,096,000 and $1,212,000, respectively, a decrease of approximately 10%, or $116,000, between the periods.

The decrease in selling and marketing expenses was mainly due to decreased sales and marketing personnel, and less trade show expenses and marketing campaigns.

Selling and marketing expenses as a percentage of total revenues were approximately 207% and 381% for the twelve months ended December 31, 2019 and 2018, respectively. The decrease in our percentage was due to the increase in revenues and decrease in selling and marketing expenses.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the twelve months ended December 31, 2019 and 2018, general and administrative expenses were approximately $3,822,000 and $2,637,000, respectively, an increase of approximately 45%, or $1,185,000, between the periods. The increase was mainly attributable to an increase in stock-based compensation of approximately $848,000 from the issuances of stock options, and an increase in consulting and legal fees of approximately $292,000. General and administrative expenses as a percentage of total revenues were approximately 721% and 829% for the twelve months ended December 31, 2019 and 2018, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, costs associated with being a publicly traded company, stock-based compensation expenses, accounting and facilities expenses associated with general and administrative activities.

Financial income (expenses), net. For the twelve months ended December 31, 2019 and 2018, financial expenses, net were $47,000 and financial income, net $22,000, respectively, a decrease in financial income, net of approximately 314%, or $69,000, between the periods. The decrease resulted primarily from no longer recording a valuation adjustment of our warrants which were exercised in 2018.

Income tax benefit. For the twelve months ended December 31, 2019 and 2018, our income tax benefit was approximately $17,000 and $127,000, respectively. Our income tax benefit for 2018 was greater than the current year as a result of favorable adjustments due to lapses of statutes of limitations on its Israel tax positions. In 2019, there was no such adjustment.

Net Loss. Our net loss increased by approximately $1,640,000, or 39%, to approximately $5,794,000 for the twelve months ended December 31, 2019 from approximately $4,154,000 during the same period in 2018. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of $5,794,000 during the year ended December 31, 2019 and had negative cash flow from operating activities of $3,874,000 for the year ended December 31, 2019. We expect to continue to incur losses and negative cash flows from operating activities and as a result, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing. These conditions raise substantial doubts about our ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations for the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the year ended December 31, 2019, we met our short-term liquidity requirements from our existing cash reserves and proceeds from the sale of our equity securities, $3,620,000 through the issuance of Series E Preferred Stock and $630,000 through the issuance of our common stock. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. As a result, we will not have sufficient resources to fund our operations for the next twelve months. These conditions raise substantial doubt about our ability to continue as a going concern. During the next twelve months we expect that we will need to raise additional capital to finance our losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. Our plans include the continued commercialization of our products and raising capital through the sale of additional equity securities, debt or capital inflows from strategic partnerships. There are no assurances, however, that we will be successful in obtaining the level of financing needed for our operations. Furthermore, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

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

We do not have any material commitments to capital expenditures as of December 31, 2019, and we are not aware of any material trends in capital resources that would impact our business.

Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018

General. As of December 31, 2019, we had cash and cash equivalents of approximately $1,338,000, compared to approximately $896,000 as of December 31, 2018. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3,874,000 for the twelve months ended December 31, 2019 and approximately $3,550,000 for the same period in 2018. The increase in our usage of cash in our operating activities in the amount of $324,000 is mainly attributable to the increase in stock-based compensation, warrant modification, settlement of derivative liabilities and increased professional fees.

No cash was used in our investing activities during the twelve months ended December 31, 2019 compared to cash used in our investing activities was approximately $8,000 during the twelve months ended December 31, 2018.

Cash provided by financing activities during the twelve months ended December 31, 2019 was approximately $4,316,000, which was the net proceeds received from the sale of Series E Preferred Stock and common stock in private placements completed in 2019 compared to $94,000 in 2018, which was the net proceeds received from the exercise of options and warrants in 2018. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

Off Balance Sheet Arrangements

As of December 31, 2019, we have no off-balance sheet transactions, arrangements, obligations, or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well issues that may continue to occur due to the development of the coronavirus outbreak. While there were significant delays in the production of goods due to COVID-19 issues, presently, we are no longer experiencing such delays in the production of our products. That said, there are no assurances that if a second wave of the pandemic occurs that we will not experience significant delays in the future. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLMENTARY DATA

Our Consolidated Financial Statements and the relevant notes to those statements are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Background and Remediation of Material Weakness

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting related to the design and effectiveness of our internal controls over financial reporting as described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2018, we did not have adequate controls in place to ensure adequate review, including 1) effective controls over our information technology and information systems relevant to the preparation of our financial statements, and 2) the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and 3) we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our   system of internal controls over financial reporting meets the requirements of the COSO 2013 framework.

During 2019, management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses. Our remediation activities included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. During the period covered by this annual report on Form 10-K, we have not been able to remediate    the material weaknesses identified above. Although the Company has taken numerous steps, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient   period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of December 31, 2019.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management including the Chief Executive Officer and newly appointed Chief Financial Officer has determined that, as of December 31, 2019, the Company’s disclosure controls and procedures are not effective due to a lack of a full and complete testing plan of the Company’s disclosure controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes policies and procedures that:

1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on that assessment, the Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was effective as of December 31, 2019.

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2019, as the result of a material weakness. The material weaknesses in internal control over financial reporting that were identified was due to the lack of a testing plan to conclude if our controls and procedures and management were operating effectively as of December 31, 2019.

As a non-accelerated filer, the Company is not required to include in this report a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Management’s Remediation Plans

We will look to develop a full testing plan and document to determine that management designs, implements and maintains adequate controls over our financial processes and reporting in the future our controls and procedures and management are operating effectively. To address these internal control deficiencies, management will continue to perform additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting.

Other than described above in this Item 9A, there have been no changes in our internal control over financial reporting during the year ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement on Schedule 14A for the 2018 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission no later than June 15, 2020.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoVibronix, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY

May 20, 2020

NanoVibronix, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	December 31, 2019	December 31, 2018
ASSETS:
Current assets:
Cash and cash equivalents	$1,338	$896
Trade receivables	111	95
Other accounts receivable and prepaid expenses	268	95
Inventory	121	144
Total current assets	1,838	1,230

Non-current assets:
Fixed assets, net	4	8
Severance pay fund	194	342
Total non-current assets	198	350
Total assets	$2,036	$1,580

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$129	$193
Other accounts payable and accrued expenses	280	447
Total current liabilities	409	640

Non-current liabilities:
Accrued severance pay	279	477
Total liabilities	688	1,117

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 5,500,000 shares at December 31, 2019 and 2018; Issued and outstanding: 2,993,142 and 2,733,142 at December 31, 2019 and 2018	2	2

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at December 31, 2019 and 2018; Issued and outstanding: 304 at December 31, 2019 and 2018	-	-

Series E Preferred stock of $0.001 par value - Authorized: 3,999,494 and 0 shares at December 31, 2019 and 2018, respectively; Issued and outstanding: 1,825,000 and 0 at December 31, 2019 and 2018, respectively	2	-

Common stock of $0.001 par value - Authorized: 24,000,000 shares at December 31, 2019 and 2018; Issued and outstanding: 4,203,764 and 3,801,522 shares at December 31, 2019 and 2018, respectively	5	4

Additional paid in capital	39,669	32,993
Accumulated deficit	(38,330)	(32,536)
Total stockholders’ equity	1,348	463
Total liabilities and stockholders’ equity	$2,036	$1,580

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018

Revenues	$530	$318
Cost of revenues	249	158
Gross profit	281	160

Operating expenses:
Research and development	514	614
Selling and marketing	1,096	1,212
General and administrative	3,822	2,637

Total operating expenses	5,432	4,463

Loss from operations	(5,151)	(4,303)

Interest expense	(15)	-
Financial income (expense), net	(47)	22
Change in fair value of derivative liabilities	102	-
Loss on extinguishment of derivative liability	(288)	-
Warrant modification expense	(412)	-

Loss before taxes	(5,811)	(4,281)

Income tax benefit	17	127

Net loss	$(5,794)	$(4,154)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.83)	$(0.64)

Weighted average common shares outstanding:
Basic and diluted	6,939,358	6,448,343

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands except share and per share data)

	Series C Preferred		Series D Preferred		Series E Preferred		Common		Additional		Total
	Stock		Stock		Stock		Stock		Paid - in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	2,483,142	$2	304	$-	-	$-	3,935,865	$4	$32,010	$(28,382)	$3,634
Stock-based compensation related to options granted to employees	-	-	-	-	-	-	-	-	889	-	889
Exercise of warrants for common stock	-	-	-	-	-	-	67,670	-	91	-	91
Exercise of stock options for common stock	-	-	-	-	-	-	48,017	-	3	-	3
Exchange of common stock into Preferred D	250,000	-	-	-	-	-	(250,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(4,154)	(4,154)
Balance, December 31, 2018	2,733,142	$2	304	$-	-	$-	3,801,552	$4	$32,993	$(32,536)	$463

Issuance of common stock as compensation for services	-	-	-	-	-	-	275,000	-	1,042	-	1,042
Stock-based compensation	-	-	-	-	-	-	-	-	713	-	713
Sale of common stock	-	-	-	-	-	-	315,000	1	629	-	630
Exercise of options	-	-	-	-	-	-	87,212	-	66	-	66
Issuance of Series E Preferred Stock	-	-	-	-	1,810,000	2	-	-	3,618	-	3,620
Reclassification of warrants	-	-	-	-	-	-	-	-	196	-	196
Warrant modification expense	-	-	-	-	-	-	-	-	412	-	412
Exchange of common stock into Preferred Stock	260,000	-	-	-	15,000	-	(275,000)	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(5,794)	(5,794)
Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$(38,330)	$1,348

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,794)	$(4,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	6
Stock-based compensation	1,755	889
Noncash interest expense	10	-
Change in fair value of derivative liabilities	(102)	-
Warrant modification expense	412	-
Loss on extinguishment of derivative liability	288	-
Changes in operating assets and liabilities:
Trade receivable	(16)	(71)
Other accounts receivable and prepaid expenses	(173)	(34)
Inventory	23	(68)
Other assets	-	(4)
Trade payables	(64)	25
Other accounts payable and accrued expenses	(167)	(182)
Accrued severance pay, net	(50)	43
Net cash used in operating activities	(3,874)	(3,550)

Cash flows from investing activities:
Purchases of property plant and equipment	-	(8)
Net cash used in investing activities	-	(8)

Cash flows from financing activities:
Net proceeds from exercise of warrants	-	91
Proceeds from issuance of convertible notes and warrants	475	-
Payments of convertible notes	(475)	-
Proceeds from sale of common stock	630	-
Proceeds from issuance of Series E Preferred Stock	3,620	-
Proceeds from exercise of options	66	3
Net cash provided by financing activities	4,316	94

Net increase in cash and cash equivalents	442	(3,464)
Cash and cash equivalents at beginning of period	896	4,360

Cash and cash equivalents at end of period	$1,338	$896

Supplemental non-cash financing and investing activities:
Cash paid for interest	$5	$-
Cash paid for taxes	$-	$-
Reclass warrants to non-derivative instruments	$196	$-
Exchange of common stock into Preferred Stock	$275	$250
Discount on convertible notes	$414	$-

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

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix Ltd., a company registered in Israel, which commenced operations in October 2003.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. In 2019, the Company raised $3,620 through the issuance of its Series E Preferred Stock and $630 through the issuance of its common stock. Despite the cash infusion, the Company will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of NanoVibronix, Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated. The preparation of these consolidated financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles (“US GAAP”) requires management to make estimates and assumptions that affect the amounts reported. Actual results could differ materially from those estimates.

Use of estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Foreign currency translation and transactions

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate. Gains and losses from foreign currency transactions and translation for the years ended December 31, 2019 and 2018 and the cumulative translation gains and losses as of years ended December 31, 2019 and 2018 were $24 and $19, respectively.

Earnings per share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock option, warrants and exercise of preferred stock as of December 31, 2019 and 2018, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2019 and 2018, there was no allowance on inventory.

Property and equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets, at the following annual rates:

Years

Computers and peripheral equipment	3
Office furniture and equipment	5-7

Impairment of Long-Lived Assets

Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statements of Operations.

Derivative Liability

The Company’s derivative financial instruments are measured at fair value using the Black Scholes Model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the instrument. The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.” As of December 31, 2019 and 2018, there were no derivative liabilities on the consolidated balance sheet, respectively.

Severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date, and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability at December 31, 2019 and 2018 was $279 and $477, respectively.

Severance expenses for the years ended December 31, 2019 and 2018 amounted to $4 and $46, respectively.

Revenue recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Income taxes

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

The Company recognizes interest and penalties related to uncertain tax positions on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Stock-based payments

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation”, (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line method in the Company’s consolidated statement of operations.

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

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2021. The Company does not believe that the adoption will have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The Company is evaluating the effect that ASU 2018-13 will have on consolidated financial statements.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s financial statements and financial statement disclosures.

Recently adopted accounting standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company adopted ASU 2017-11 on January 1, 2019 and as a result, the down round feature of equity instruments that were issued in the first and second quarter of 2019 were not considered when determining the classification of those instruments.

NOTE 4 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	December 31,
	2019	2018

Prepaid expenses	$249	$46
Other receivables	19	49

	$268	$95

NOTE 5 – INVENTORY

Inventory consists of the following components:

	December 31,
	2019	2018

Raw materials	$88	$110
Work in process	-	13
Finished goods	33	21

	$121	$144

NOTE 6 – PROPERTY AND EQUIPMENT, NET

	December 31,
	2019	2018

Cost:
Computers and peripheral equipment	$55	$55
Office furniture and equipment	3	3

Total cost	58	58
Accumulated depreciation:

Less accumulated depreciation	(54)	(50)

Depreciated cost	$4	$8

Depreciation expenses for the years ended December 31, 2019 and 2018 were $4 and $6, respectively.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

In February 2019, the Company issued 275,000 shares of common stock to a consultant for services valued at the stock price on the date of issuance which was $3.79 per share, or $1,042. In December 2019, these shares of common stock were converted into Series C Preferred Stock and Series E Preferred Stock, of which 260,000 shares and 15,000 shares were issued, respectively.

During 2019, the Company sold 290,000 shares of common stock to private investors and 25,000 shares to a board member at $2 per share, or $630. The shares also included one warrant for each share of common stock issued.

No common stock or preferred stock was sold or issued for services in 2018.

Options

During the years ended December 31, 2019 and 2018, 87,212 and 48,017 employee options were exercised, and 200,000 and 338,750 options were granted, respectively. No directors or consultants exercised options in 2019 and 2018. The options granted during 2019, were recorded at a fair value of $299 and vested immediately. The options granted during 2018 were recorded at fair market value and vest at different schedules ranging from date granted to 2.63 years. During the year ended December 31, 2019 and 2018, stock-based compensation expense of $713 and $889 was recorded for options that vested, respectively.

	Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2017	$1,227,774	$3.01	$7.18
Granted	338,750	4.75	9.65
Forfeited	(71,920)	4.41	7.16
Exercised	(48,017)	0.07	(4.24)
Outstanding – December 31, 2018	$1,446,587	$3.16	$7.87
Granted	200,000	3.17	9.41
Forfeited	(3,043)	9.06	(0.89)
Exercised	(87,212)	0.75	3.79
Outstanding – December 31, 2019	$1,556,332	$3.62	$6.16

The fair value for options granted in 2019 and 2018 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$2.83 - 3.40
Exercise price	$2.83 - 3.40
Risk free interest	1.77 – 2.79%
Expected term (in years)	5
Volatility	48% - 58.6%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Year Ended
	December 31,
	2019	2018

Research and development	$-	$-
Selling and marketing	44	16
General and administrative	669	873

Total	$713	$889

As of December 31, 2019, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $185, which is expected to be recognized over a weighted average period of approximately 0.94 years.

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

Series D Preferred Stock

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

In the event of our liquidation, dissolution, or winding up, each holder of Series D Preferred Stock will be entitled to receive the amount of cash, securities or other property to which such holder would be entitled to receive with respect to such shares of Series D Preferred Stock if such shares had been converted to common stock immediately prior to such event (without giving effect for such purposes to the 4.99% or 9.99% beneficial ownership limitation, as applicable) subject to the preferential rights of holders of any class or series of the Company’s capital stock specifically ranking by its terms senior to the Series D Preferred Stock as to distributions of assets upon such event, whether voluntarily or involuntarily.

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

Series E Preferred Stock

On June 21, 2019, the Company filed a Certificate of Designation of the Series E Preferred Stock (the “Original Certificate of Designation”) with the Secretary of State of the State of Delaware (the “Secretary of State”). The Original Certificate of Designation was effective upon filing with the Secretary of State and designated the Series E Preferred Stock. On July 31, 2019 and November 15, 2019, the Company filed with the Secretary of State an Amended and Restated Certificates of Designation (the “Amended and Restated Certificates of Designation”) which were effective upon filing with the Secretary of State of Delaware. The Amended Certificates of Designation provide that, among other things, the Series E Preferred Stock is not convertible into the Company’s common stock, and the holders of Series E Preferred Stock had no voting rights, until, in each case, the Company received stockholder approval of the June Offering (as defined below) and the July Preferred Offering (as defined below), which it received on November 18, 2019.

On June 21, 2019, the Company entered into and closed a private placement Securities Purchase Agreement with certain existing stockholders relating to the sale to such existing stockholders of 1,600,000 shares of the Company’s Series E Preferred Stock, and seven year warrants to purchase 1,600,000 shares of our Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “June Offering”), for aggregate proceeds of $3,200 (excluding the exercise of the warrants issued in the June Offering).

On July 31, 2019, the Company entered into and closed a private placement Securities Purchase Agreement with certain existing stockholders relating to the sale to such existing investors of 210,000 shares of the Company’s Series E Preferred Stock and seven year warrants to purchase 210,000 shares of our Series E Preferred Stock at an exercise price of $2.50 per share, at a purchase price per unit of $2.00 (the “July Preferred Offering”), for proceeds of $420 (excluding the exercise of the warrants issued in the July Preferred Offering).

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

These Series E Preferred Shares are classified within permanent equity on the Company’s consolidated balance sheet as they do not meet the criteria that would require presentation outside of permanent equity under ASC 480 “Distinguishing Liabilities from Equity”.

Warrants

During the year ended December 31, 2019, the Company issued warrants to purchase 190,000 shares of the Company’s common stock or Series C Preferred Stock, at an exercise price of the lesser of: (a) 80% (i.e., a 20% discount) of the exercise price per share of the warrants to purchase shares of the Company’s capital stock issued in the first equity financing of the Company following the date of issuance, or (b) $4.80, with a stipulation that in no event will the exercise price be less than $3.00 per warrant share. The warrants were issued in conjunction with the issuance of convertible debt which has since been repaid and the warrants remain outstanding – See Note 8. The warrants were initially accounted for as a derivative liability until the completion of the June Offering.

The Company issued warrants to purchase 1,600,000 shares of Series E Preferred Stock in the June Offering and warrants to purchase 210,000 shares of Series E Preferred Stock in the July Preferred Offering.

In July and August 2019, the Company issued 315,000 warrants to private investors that were issued in conjunction with the sale of common stock.

Warrants
Outstanding – December 31, 2017	2,641,165
Granted	-
Exercised	-
Expired	(245,893)
Outstanding – December 31, 2018	2,395,272
Granted	2,315,000
Exercised	-
Expired	-
Outstanding – December 31, 2019	4,710,272

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

NOTE 8 - CONVERTIBLE NOTES AND DERIVATIVE LIABILITIES

Convertible Notes

On March 29, 2019, the Company completed a bridge financing, pursuant to which the Company issued to two accredited investors convertible notes on the aggregate principal amount of $225 (the “Notes”) and seven-year warrants (the “March Warrants”) to purchase an aggregate of 90,000 shares of the Company’s common stock or Series C Preferred Stock. These warrants were initially accounted for as a derivative liability.

Between April and May 2019, the Company completed multiple bridge financings, pursuant to which the Company issued to two accredited investors convertible notes in the aggregate principal amount of $250 and seven-year warrants to purchase an aggregate of 100,000 shares of the Company’s common stock or Series C Preferred Stock with the same terms as the notes issued on March 29, 2019.

In June 2019, the Company paid off all convertible notes and interest with funds raised from an equity financing of $2,000, or Qualified Financing. The balance of the notes and interest paid off was $475 and $5, respectively. As a result, a loss of $288 was recorded on extinguishment of derivative liabilities upon payoff of convertible notes.

December 31, 2019
Convertible Notes:
Principal value of 6% convertible notes issued during the six months ended June 30, 2019	$475
Fair value of derivative liability of convertible notes prior to payoff date	122
Debt discount less amortization during the period prior to payoff date	(410)
Loss on extinguishment of derivative liabilities upon payoff of convertible notes	288
Payoff of convertible notes	(475)
Total carrying value of convertible notes at December 31, 2019	$-

Derivative Liabilities

On March 29, 2019 the Company issued 90,000 warrants in conjunction with the issuance of convertible debt.

Between April and May 2019, the Company issued 100,000 warrants in conjunction with the issuance of convertible debt.

These warrants were initially accounted for as a derivative liability.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the year ended December 31, 2019 is as follows:

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the year ended December 31, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the year ended December 31, 2019:

	Derivative Liability - -Warrants	Embedded Conversion Feature Derivative Liability	Total Derivative Liabilities
Balance - January 1, 2019	$-	$-	$-
Liabilities	261	159	420
Change in fair value of warrant liability	(65)	(37)	(102)
Eliminate derivative treatment	(196)	(122)	(318)
Balance – December 31, 2019	$-	$-	$-

NOTE 9 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the years ended December 31, 2019 and 2018 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	December 31, 2019	December 31, 2018
Series D Preferred Stock Shares	303,782	303,782
Series E Preferred Stock Shares	1,825,000	—
Stock Options - employee and non-employee	1,556,332	734,756
Warrants	266,667	266,667
Total	3,951,781	1,305,205

The diluted loss per share equals basic loss per share in the year ended December 31, 2019 and 2018 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 10 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Year Ended December 31,
	2019	2018
United States	$331	$164
Europe	168	58
Israel	14	49
India	12	17
Other	5	30
Total	$530	$318

During the year ended December 31, 2019 and 2018, revenues from distributors accounted for 93% and 64% of total revenues, respectively.

The Company’s long-lived assets are all located in Israel.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Pending litigation

In December 17, 2019, a lawsuit was filed by a former officer and director, Jona Zumeris, in the Haifa Israel District Financial Court, seeking damages of approximately $900 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700 of the Company’s money until the matter is adjudicated. The Company appealed the court order and in February 2020, the Company agreed to restrict approximately $350 and agreed to try to settle the matter in mediation which is scheduled to begin in late May 2020.

Leases

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2020. The Company has $11 of lease obligations throughout the year ended December 31, 2020.

Rent and related expenses were $44 and $31 for the year ended December 31, 2019 and 2018, respectively.

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

NOTE 12 – RELATED PARTY TRANSACTIONS

Exchange of common stock for Preferred stock:

In 2018, the Company exchanged 250,000 shares of common stock for 250,000 shares of Series C Preferred Stock with a significant shareholder. In 2019, the Company exchanged 275,000 shares of common stock for 250,000 shares of Series C Preferred Stock and 15,000 shares of Series E Preferred Stock with a significant shareholder.

Sale of common stock and Series E Preferred Stock

In June and July 2019, the Company sold and aggregate of 1,810,000 shares of Series E Preferred Stock to existing shareholders for $2.00 per share, or $3,620.

In November 2019, the Company sold 25,000 shares of common stock to a board member at $2 per share, or $50.

Board members resignation and severance agreement:

On July 4, 2018, Jona Zumeris, Vice President of Technology and member of the board of directors of NanoVibronix, Inc. and the Company’s subsidiary, submitted his resignation.

On July 4, 2018, the Company and Dr. Zumeris and his wife, Janina (Ina) Zumeris entered into a Separation and Release Agreement (the “Separation Agreement”), providing that Dr. Zumeris shall resign from all positions at the Company and that Dr. Zumeris and Janina Zumeris will cooperate with the Company and its officers on meeting certain technical and administrative milestones during the transition period ending 60 days following the date of the Separation Agreement (the “Termination Date”). If Dr. Zumeris and Janina Zumeris have met such milestones to the satisfaction of the Company and fulfilled other obligations under the Separation Agreement, (i) Dr. Zumeris and Janina Zumeris, will be entitled to receive as consulting payments an aggregate of approximately $18 per month for 12 months, commencing 30 days after the Termination Date; (ii) the Company’s management, beginning on November 4, 2018, will use its best efforts to allow the sale of the Company’s securities owned by Dr. Zumeris, provided that such sale would be in compliance with the applicable U.S. securities laws and regulations, and provided further, that, if the Company’s shares of common stock held by Dr. Zumeris had not been sold at a price lower than $4.45 during the fourteen month period from July 4, 2018, and the value of the unsold securities Dr. Zumeris owns plus the value of cash received by Dr. Zumeris from the sale of the Company’s securities during such fourteen month period (the “Aggregate Amount”), in aggregate, is less than $950, then the Company will make up the difference between $950 and the Aggregate Amount by extending the term of engagement of Dr. Zumeris and Janina Zumeris’s consulting services. In addition, if the Company (i) grants a license for the skin rejuvenation technology, then the Company will pay Dr. Zumeris 10% from the payments received by the Company until an aggregate amount of $100,000 has been paid to Dr. Zumeris, (ii) sells the skin rejuvenation technology and/or the rights to such as a standalone product, the Company will pay Dr. Zumeris $100 from the proceeds of such sale, or (iii) sells the skin rejuvenation devices, the Company will pay Dr. Zumeris $5 per unit an aggregate amount of $100 has been paid to Dr. Zumeris.

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

NOTE 13 – INCOME TAXES

As of December 31, 2019, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $21,199. $7,240 of the federal net operating loss can be carried forward indefinitely and $13,959 of the federal net operating loss can be offset against taxable income for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership provisions of the Internal Revenue Code of 1986.

Income tax expense is comprised of the following:

	Year ended December 31,
	2019	2018
Current Tax
Federal
State	$-	$-
Foreign	(17,072)	(127,000)
Total	$(17,072)	$(127,000)

Deferred Tax
Federal	$(1,151,693)	$(1,024,000)
State	(358,828)	-
Foreign	$-	-
Total	$(1,510,521)	$(1,024,000)
Less: Valuation Allowance	1,510,521	1,024,000
Total Tax	$(17,072)	$(127,000)

The difference between the statutory tax rate of the Company and the effective tax rate is primarily the result of tax benefits generated by the Company and its subsidiary which have not been recognized due to the uncertainty that such tax benefits will ultimately be realized. A reconciliation of the statutory U.S Federal rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2019	2018
Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	6.17%	0.00%
Foreign rate differential	-0.03%	2.00%
Permanent Items	-1.78%	3.88%
Change in valuation allowance	-25.99%	-23.91%
Other	0.92%	0.00%
Effective tax rate	0.29%	2.97%

Foreign tax

Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2019 and 2018 is 23%.

In December 2017, the Israeli Parliament approved the Economic Efficiency Law (Legislative Amendments for Applying the Economic Policy for the 2018 and 2017 Budget Years), 2017 which reduced the corporate income tax rate to 24% (instead of 25%) effective from January 1, 2017 and to 23% effective from January 1, 2018.

The subsidiary has final tax assessments through 2013.

Loss / (income) before taxes on income:

	Year ended December 31,
	2019	2018

Domestic	$5,853	$3,503
Foreign	(42)	779
	$5,811	$4,282

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carry forward	$4,807	$3,746
Stock Compensation and Other	484	35
Deferred tax assets before valuation allowance	5,291	3,781
Valuation allowance	(5,291)	(3,781)
Net deferred tax asset	$-	$-

For the year ended December 31, 2019 and 2018, the net increases in valuation allowance of $1,510 and $1,024, respectively was primarily driven by the increase in net operating loss carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are able to be utilized. Based on consideration of these factors, the Company concluded that all of its recorded deferred tax assets are not more likely than not realizable and recorded a full valuation allowance at December 31, 2019 and 2018.

The Company considers the earnings of its non-U.S. subsidiary to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes as an estimate of undistributed earnings of foreign subsidiaries would not be practicable to estimate at this time. If the Company does decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

Reconciliation of the theoretical tax expense to the actual tax expense

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating loss carryforward among the Company and its subsidiary due to the uncertainty of the realization of such tax benefits.

A reconciliation of the beginning and ending balances of uncertain tax benefits is as follows:

	Year ended December 31,
	2019	2018
Balance at beginning of the year	$-	$168
Increases related to tax positions from prior years	-	-
Lapses of statutes of limitation	-	(168)
Balance at the end of the year	$-	$-

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2019, the Company accrued $0 for interest and penalties expenses related to uncertain tax positions.

U.S. federal and New York State income taxes are open for examination for years 2017-2019 and Israel tax returns are open for examination for years 2016-2019.

NOTE 14 - SUBSEQUENT EVENTS

Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (CMS) has approved its PainShield™ for reimbursement for Medicare beneficiaries on a national basis. The company was notified on March 30, 2020 that its Medicare Enrollment Application was approved, and it is now an approved Medicare Supplier for DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is now available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004.

In March 2020 we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, NanoVibronix will receive 100,000 warrants of Sanuwave stock, a $250,000 milestone payment based on FDA approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to the company’s WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

3.5	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

4.6	Form of Amended and Restated Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.7	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

4.8	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.9	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.10*	Form of Warrant Amendment.

4.11*	Description of Securities

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017)

10.36	Consulting Agreement dated as of February 21, 2019, between Nanovibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.37	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.38	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.39	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.40	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.41	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.42+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019)

10.43	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

10.44	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.45	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

23.1*	Consent of Marcum, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ BRIAN MURPHY
Brian Murphy
Chief Executive Officer

Date: May 20, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Murphy as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	May 20, 2020
Brian Murphy	(principal executive officer)

/s/ JAMES CARDWELL	Chief Financial Officer,	May 20, 2020
James Cardwell	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	May 20, 2020
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	May 20, 2020
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	May 20, 2020
Harold Jacob, M.D.

/s/ MICHAEL FERGUSON	Director	May 20, 2020
Michael Ferguson

/s/ THOMAS R. MIKA	Director	May 20, 2020
Thomas R. Mika

