Form 10-Q
period 2020-03-31
NanoVibronix, Inc.
filed 2020-07-06
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant has been required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock as of July 3, 2020 was 4,313,764 shares.

EXPLANATORY NOTE

As previously reported by NanoVibronix, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020 (the “8-K”), in accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company disclosed that it was relying on the relief provided by the Order in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”) due to the circumstances related to coronavirus or COVID-19. The Company’s principal operating facility is located in Israel and most of its employees are residents of Israel. Israel has been impacted by the COVID-19 outbreak, resulting in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. In particular, because of the Israeli government-mandated quarantine, the Company’s staff and third-party audit personnel are at that time and are still working remotely, and management has had to devote significant time and attention to assess the impact of COVID-19 and related events on the Company’s operations and financial position and to develop operational and financial plans to address those matters, leading to a significant delay in the Company’s ability to complete tasks necessary to file the Report. This issue has delayed the Company’s ability to file the Report prior to the due date.

NANOVIBRONIX, INC.

Quarter Ended March 31, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$93	$1,338
Restricted cash	350	-
Trade receivables	135	111
Other accounts receivable and prepaid expenses	225	268
Inventory	111	121
Total current assets	914	1,838

Non-current assets:
Fixed assets, net	3	4
Severance pay fund	204	194
Total non-current assets	207	198
Total assets	$1,121	$2,036

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$227	$129
Other accounts payable and accrued expenses	125	280
Total current liabilities	352	409

Non-current liabilities:
Accrued severance pay	271	279
Total liabilities	623	688

Commitments and contingencies (Note 7)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at March 31, 2020 and December 31, 2019; Issued and outstanding: 2,993,142 at March 31, 2020 and December 31, 2019	2	2

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at March 31, 2020 and December 31, 2019; Issued and outstanding: 304 at March 31, 2020 and December 31, 2019	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at March 31, 2020 and December 31, 2019, respectively; Issued and outstanding: 1,715,000 and 1,825,000 at March 31, 2020 and December 31, 2019, respectively	2	2

Common stock of $0.001 par value - Authorized: 24,000,000 shares at March 31, 2020 and December 31, 2019; Issued and outstanding: 4,313,764 and 4,203,764 shares at March 31, 2020 and December 31, 2019, respectively	5	5

Additional paid in capital	39,740	39,669
Accumulated deficit	(39,251)	(38,330)
Total stockholders’ equity	498	1,348
Total liabilities and stockholders’ equity	$1,121	$2,036

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2020	2019

Revenues	$114	$79
Cost of revenues	63	26
Gross profit	51	53

Operating expenses:
Research and development	47	152
Selling and marketing	254	321
General and administrative	657	1,803

Total operating expenses	958	2,276

Loss from operations	(907)	(2,223)

Financial income (expense), net	(5)	(32)
Warrant modification expense	-	(412)

Loss before taxes on income	(912)	(2,667)

Income tax benefit / (expense)	(9)	(12)

Net loss	$(921)	$(2,679)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.13)	$(0.40)

Weighted average common shares outstanding:
Basic and diluted	7,252,510	6,652,110

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	2,733,142	$2	304	$-	-	$-	3,801,552	$4	$32,993	$(32,536)	$463
Stock-based compensation related to options granted to employees	-	-	-	-	-	-	-	-	293	-	293
Issuance of common stock as compensation for services	-	-	-	-	-	-	275,000	-	1,042	-	1,042
Warrant modification expense	-	-	-	-	-	-	-	-	412	-	412
Net loss	-	-	-	-	-	-	-	-	-	(2,679)	(2,679)
Balance, March 31, 2019	2,733,142	$2	304	$-	-	$-	4,076,552	$4	$34,740	$(35,215)	$(469)

Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$(38,330)	$1,348
Stock-based compensation	-	-	-	-	-	-	-	-	71	-	71
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(110,000)	-	110,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(921)	(921)
Balance, March 31, 2020	2,993,142	$2	304	$-	1,715,000	$2	4,313,764	$5	$39,740	$(39,251)	$498

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(921)	$(2,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	-
Stock-based compensation	71	1,335
Noncash interest expense	-	7
Change in fair value of derivative liabilities	-	5
Other expense related to extension of warrants	-	412
Changes in operating assets and liabilities:
Trade receivable	(24)	27
Other accounts receivable and prepaid expenses	43	87
Inventory	10	(46)
Trade payables	98	37
Other accounts payable and accrued expenses	(155)	(126)
Accrued severance pay, net	(18)	4
Net cash used in operating activities	(895)	(937)

Cash flows from financing activities:
Proceeds from issuance of convertible notes and warrants	-	225
Net cash provided by financing activities	-	225

Net increase in cash, cash equivalents and restricted cash	(895)	(712)
Cash, cash equivalents and restricted cash at beginning of period	1,338	896

Cash, cash equivalents and restricted cash at end of period	$443	$184

Supplemental non-cash financing and investing activities:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Discount on convertible notes	$-	$225

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

The Company’s principal research and development activities are conducted in Israel through its wholly owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. In 2019, the Company raised $3,620 through the issuance of its Series E Preferred Stock and $630 through the issuance of its Common Stock. The Company did not raise any money in the first quarter of 2020. Despite the cash infusion in 2019, the Company will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The terms “we,” “us,” “our,” and the “Company” refer to NanoVibronix, Inc. and its wholly owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2020.

The balance sheet for December 31, 2019 was derived from the Company’s audited financial statements for the year ended December 31, 2019. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

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

Foreign currency translation and transaction

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate. Gains and losses from foreign currency translation for the three months ended March 31, 2020 and 2019 were $1 and $16, respectively.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. See Note 6 for a detailed breakout of revenue.

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

Recently adopted accounting standards

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815)” (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. The Company adopted ASU 2017-11 on January 1, 2019 and there was no material impact on the financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. Although the Company adopted ASU 2018-13 on January 1, 2020, there was no material impact on the financial statements.

NOTE 4 - STOCKHOLDERS’ EQUITY

Stock-based compensation and Options

During the three-month period ended March 31, 2020 and 2019, 0 and 120,000 options were granted, respectively. The options were granted to a non-employee in 2019 and were recorded at a fair value of $183 and vested immediately. During the three-month period ended March 31, 2020 and 2019, stock-based compensation expense of $71 and $1,335 was recorded for options that vested, respectively.

The fair value for options granted in the first quarter of 2019 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$3.40
Exercise price	$3.40
Risk free interest	2.79%
Expected term (in years)	5
Volatility	48%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended March 31,
	2020	2019

Selling and marketing	11	11
General and administrative	60	1,324

Total	$71	$1,335

As of March 31, 2020, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $185, which is expected to be recognized over a weighted average period of approximately 0.69 years.

Series E Preferred Stock conversion to common stock

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

In February 2020, a shareholder converted 110,000 shares of Series E Preferred Stock into 110,000 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

NOTE 5 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three and three months ended March 31, 2020 and 2019 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2020	March 31, 2019
Series D Preferred Stock	303,782	303,782
Series E Preferred Stock	1,715,000	-
Stock Options - employee and non-employee	1,556,332	734,756
Warrants	266,667	266,667
Total	3,841,781	1,305,205

The diluted loss per share equals basic loss per share in the three months ended March 31, 2020 and 2019 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 6 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2020	2019
United States	$110	$68
Europe	3	10
Israel	1	1
Total	$114	$79

During the three-month period ended March 31, 2020 and 2019, revenues from distributors accounted for 99% and 82% of total revenues, respectively.

The Company’s long-lived assets are all located in Israel.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2020.

Rent and related expenses were $12 for the three months ended March 31, 2020 and 2019.

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

NOTE 8 - SUBSEQUENT EVENTS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10 year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share.

On May 20, 2020, the Company granted 15,000 options to purchase common stock of the Company to a consultant at $1.86 per share in exchange for services. The options vest in tranches over 12 months and expire in 10 years.

In June 2020, the Company experienced a cybersecurity incident. Specifically, the Company believes that unauthorized third parties were able to use an email domain similar to the Company’s to convince two of the Company’s customers to send payments in the aggregate amount of approximately $308 to unauthorized bank accounts that should have been sent to the Company. One of the customers has informed the Company that they successfully reclaimed $78 of the fraudulent transfers and deposited such amount into the Company’s account on June 22, 2020. The remaining balance of $230 is still owed and the Company still expects to collect. The expected loss on this breach, if any, cannot be reasonably determined at this time.

The Company’s management has launched an investigation into the incident and have notified the appropriate government authorities. The Company currently does not maintain an insurance related to cybersecurity breaches. The Company is exploring a range of steps to enhance its security protections and prevent future unauthorized activity. The Company is in discussions and is contemplating retaining a cybersecurity investigation firm to fully access the incident and take additional remedial measures. As a result of discovering this breach, the Company is implementing internal control policies such as changing passwords on a regular basis and customers who send wires will confirm with a phone call before sending. We have not incurred, nor do we expect to incur significant costs related to investigating this incident.

On June 22, 2020, we completed a bridge financing, pursuant to which we received from Globis Capital Partners LP, a loan in an aggregate principal amount of $200,000, maturing in one year with interest accruing at 10% per annum, and 2020 Warrants to purchase an aggregate of 100,000 shares of common stock at an initial exercise price of $2.50 per share, subject to adjustment, and were immediately exercisable.

The principal amount and all accrued but unpaid interest on the Note are due and payable on the date (the “Payment Date”) that is the earlier of (i) June 22, 2021 or (ii) the date on which all amounts under the Note shall become due and payable in the event of default. The Note bears interest at a rate of 10% per annum, payable on the Payment Date or the earlier payment in full of the Note.

The Warrant is exercisable at any time or times after the six month anniversary of the date of issuance, but not after its expiration. The exercise price of the Warrant is adjustable for certain events, such as distribution of stock dividends, stock splits or fundamental transactions including mergers or sales of assets. The holder of the Warrant will not have the right to exercise any portion of the Warrant if the holder (together with its affiliates) would beneficially own in excess of 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Warrant. In no event will the number of shares to be issued upon (A) exercise of the Warrant and (B) conversion of the Note exceed, in the aggregate, 9.99% of the total shares of the Company’s common stock outstanding on the date immediately preceding the date of issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix. (the “Company”) as of March 31, 2020 and for the three months ended March 31, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 20, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.

●	The delisting of our common stock from the NASDAQ Capital Market.

●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.

●	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of our other product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

●	Our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our common stock will be delisted if we cannot do so.

●	Our intellectual property portfolio.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	The impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Our ability to generate internal growth.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Recent Events and Developments

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The continued outbreak and spreading of COVID-19 has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the outbreak. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the outbreak and only recently became fully operational in April 2020 which lead to a significant delay in the production of goods needed to fulfill our sales orders. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for over a month, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. In addition, remaining staff members have been forced to operate remotely from their homes resulting in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Therefore, COVID-19has and could continue to disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The development of COVID-19 outbreak could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations

Effective as of January 2020, the U.S. CMS has approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004, as discussed above.

In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, we will receive warrants to purchase 127,000 shares of Sanuwave stock, a $250,000 milestone payment based on receipt of U.S. Food and Drug Administration approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to our WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world, as discussed above.

In June 2020, the Company experienced a cybersecurity incident. Specifically, the Company believes that one or two unauthorized third parties were able to use an email domain similar to the Company’s to convince two of the Company’s customers to send payments in the aggregate amount of approximately $308,000 to unauthorized bank accounts that should have been sent to the Company. One of the customers has informed the Company that they successfully reclaimed $78,000 of the fraudulent transfers and deposited such amount into the Company’s account on June 22, 2020. The remaining balance of $230 is still owed and the Company still expects to collect. The expected loss on this breach, if any, cannot be reasonably determined at this time.

The Company’s management has launched an investigation into the incident and have notified the appropriate government authorities. The Company currently does not maintain an insurance related to cybersecurity breaches. The Company is exploring a range of steps to enhance its security protections and prevent future unauthorized activity. The Company is in discussions and is contemplating retaining a cybersecurity investigation firm to fully access the incident and take additional remedial measures. We have not incurred, nor do we expect to incur significant costs related to investigating this incident.

On June 22, 2020, the Company issued and sold to an accredited investor a promissory note (the “Note”) in the principal amount of $200,000 and a seven-year warrant (the “Warrant”) to purchase 100,000 shares of the Company’s common stock. The exercise price for each Warrant share is equal to $2.50, and the Warrant may also be exercised, in whole or in part, by means of a cashless exercise.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. There have not been any material changes to such critical accounting policies since December 31, 2019.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues. For the three months ended March 31, 2020 and 2019, our revenues were approximately $114,000 and $79,000 respectively, an increase of approximately 44%, or $35,000 between the periods. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the three months ended March 31, 2019, the percentage of revenues attributable to our products was: PainShield - 91% and UroShield - 9%. For the three months ended March 31, 2020 and 2019, the percentage of revenues attributable to our disposable products was 5% and 7%, respectively. For the three months ended March 31, 2020 and 2019, the portion of our revenues that was derived from distributors was 99% and 82%, respectively.

Gross Profit. For the three months ended March 31, 2020 and 2019, gross profit was approximately $51,000 and $53,000, respectively, a decrease of approximately 3% or $2,000, mainly due to sales of devices and patches from a discontinued model of PainShield at reduced margins as well as the increased percentage of sales of our products to distributors.

Gross profit as a percentage of revenues was approximately 45% and 67% for the three months ended March 31, 2020 and 2019, respectively. The decrease in gross profit as a percentage is mainly due to the reason described above.

Research and Development Expenses. For the three months ended March 31, 2020 and 2019, research and development expenses were approximately $47,000 and $152,000, respectively between the periods. The decrease was mainly due to there being no clinical trials during the three months ended March 31, 2020 as well as the furloughing of our staff members in March 2020 due to the impacts of the COVID-19 pandemic.

Research and development expenses as a percentage of total revenues were approximately 42% and 192% for the three months ended March 30, 2020 and 2019, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2020 and 2019, selling and marketing expenses were approximately $254,000 and $321,000, respectively, a decrease of approximately 21%, or $67,000, between the periods. The decrease was primarily due to a significant reduction in sales and marketing activities including related traveling or conventions attended during the first quarter of 2020 due to COVID-19.

Selling and marketing expenses as a percentage of total revenues were approximately 223% and 406% for the three months ended March 31, 2020 and 2019, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2020 and 2019, general and administrative expenses were approximately $657,000 and $1,803,000, respectively, a decrease of approximately 64%, or $1,146,000, between the periods. The decrease was primarily due to the general and administrative portion of stock-based compensation expense of approximately $1,324,000 in 2019 compared to $60,000 in 2020.

General and administrative expenses as a percentage of total revenues were approximately 576% and 2,282% for the three months ended March 31, 2020 and 2019, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended March 31, 2020 and 2019, financial expenses, net was approximately $5,000 compared to a $32,000, respectively, a decrease of approximately $27,000, between the periods. The increase in 2019 was derived primarily from exchange rate adjustments and changes in fair value of derivative liabilities and warrants.

Warrant modification expense. For the three months ended March 31, 2020 and 2019, warrant modification expense was approximately $0 and $412,000, respectively. The warrant modification expense in 2019 was related to an amendment to warrants that extended the expiration date by two years.

Tax expenses. For the three months ended March 31, 2020 and 2019, tax expenses were $9,000 and $12,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $1,758,000, or 66%, to approximately $921,000 for the three months ended March 31, 2020 from approximately $2,679,000 in the same period of 2019. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We incurred losses in the amount of approximately $921,000 during the three-month period ended March 31, 2020 and accumulated negative cash flow from operating activities of $895,000 for the three-month period ended March 31, 2020. On June 22, 2020, the Company issued and sold to an accredited investor a promissory note in the principal amount of $200,000 and a seven-year warrant to purchase 100,000 shares of the Company’s common stock.

We expect to continue to incur losses and negative cash flows from operating activities and as a result. Without additional funding, we will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about our ability to continue as a going concern.

During the next twelve months management expects that we will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We have been relying on past financing activities to meet our short-term liquidity requirements but may need to sell additional securities to advance our long-term plans. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales.

It is our current belief that if we do not continue to see significant increases in revenues, or if we are unable to raise additional capital at a later time in the next twelve months, we may need to reduce our operating budget as well as sales and marketing expenses which may impair our ability to execute our business objectives. However, we may be unable to raise sufficient additional capital when we require it or upon terms favorable to us. Delisting from NASDAQ Capital Markets would adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our Common Stock. In addition, the terms of any securities we issue in future financings may be more favorable to new investors and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding. If we are unable to obtain adequate funds on reasonable terms, we may need to curtail operations significantly, or enter into financing agreements with unattractive terms in order to provide sufficient working capital for our operations.

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

We do not have any material commitments to capital expenditures as of March 31, 2020, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

General. As of March 31, 2020, we had cash and cash equivalents of approximately $443,000, compared to approximately $1,338,000 as of March 31, 2019. The decrease is due to lack of financing activities in the first quarter of 2020. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $895,000 for the three months ended March 31, 2020 and $937,000 for the same period in 2019.

Cash provided by financing activities was approximately $0 for the three months ended March 31, 2020 compared to $225,000 for the three months ended March 31, 2019.

Off Balance Sheet Arrangements

Except as disclosed, as of March 31, 2020, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2020, the end of the period covered by this quarterly report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2019, filed with the Securities and Exchange Commission on May 20, 2020.

In addition, due to the recent cybersecurity incident  reported in June 2020, we will review our established controls and procedures that involve cybersecurity matters to determine the potential material impact to the Company’s financial results, operations, and/or reputation to insure such incidents are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework and insure the Company has established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate.

During 2019, management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses. Our remediation activities included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Although the Company has taken numerous steps, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of March 31, 2020.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order. In February 2020, the Company agreed to restrict approximately $350,000 and agreed to try to settle the matter in mediation which commenced in May 2020. The court did not require the Company to keep such cash reserves in an escrow or any other restricted account, nor have they implemented any monitoring procedures on this matter.  As such, the Company's bank accounts do not have any restrictions in place which prohibit the Company from using its available funds at their discretion. A settlement was not reached in May and although the mediation process has not yet concluded, the Company believes that it and will now likely go to trial, although no date has been set.

There are no other material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, risk factors associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our 2019 10-K, as filed with the SEC on May 20, 2020. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The recent coronavirus outbreak may adversely affect our business.

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The continued outbreak and spreading of COVID-19 has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the outbreak. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the outbreak and only recently became fully operational in April 2020 which lead to a significant delay in the production of goods needed to fulfill our sales orders. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for over a month, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. In addition, remaining staff members have been forced to operate remotely from their homes resulting in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Therefore, COVID-19has and could continue to disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The development of COVID-19 outbreak could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations

If we fail to maintain effective internal control over financial reporting, our business, financial condition or results of operations may be adversely affected.

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

As disclosed in Part II, Item 4, “Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of March 31, 2020. Our management has implemented remediation measures and expects that such measures will be sufficient to fully remediate the material weakness in our internal control over financial reporting that existed at March 31, 2020; however, we cannot guarantee that these steps will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security or those of third-party providers.

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

Furthermore, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. In June 2020, we experienced a cybersecurity incident. Specifically, we believe that one or two unauthorized third parties were able to use an email domain similar to ours to convince two of our business partners to send payments in the aggregate amount of approximately $308,000 to unauthorized bank accounts that should have been sent to us. One of these business partners has informed us that it successfully reclaimed $78,000 of the fraudulent transfers and deposited such amount into our account in June 2020. Our management has launched an investigation into the incident and has notified the appropriate government authorities. We currently do not maintain an insurance related to cybersecurity breaches. We are exploring a range of steps to enhance our security protections and prevent future unauthorized activity. We are also working with a cybersecurity investigation firm to fully access the incident and take additional remedial measures. Though we endeavor to mitigate these threats, such cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on November 19, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: July 6, 2020	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: July 6, 2020	By:	/s/ James S. Cardwell
	Name:	James S. Cardwell
	Title:	Chief Financial Officer

