Form 10-Q
period 2020-06-30
NanoVibronix, Inc.
filed 2020-08-19
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36445

NanoVibronix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Blvd. Elmsford, New York	10523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	NAOV	NASDAQ Capital Market

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

The number of shares outstanding of the registrant’s Common Stock as of August 18, 2020 was 4,988,764 shares.

NanoVibronix, Inc.

Quarter Ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$-	$1,338
Restricted cash	202
Trade receivables	257	111
Other accounts receivable and prepaid expenses	158	268
Inventory	148	121
Total current assets	765	1,838

Non-current assets:
Fixed assets, net	3	4
Other assets	32	-
Severance pay fund	209	194
Total non-current assets	244	198
Total assets	$1,009	$2,036

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$136	$129
Other accounts payable and accrued expenses	189	280
Common stock payable	844	-
Notes payable to a related party, net of discount of $123	77	-
Notes payable, current	4	-
Total current liabilities	1,250	409

Non-current liabilities:
Accrued severance pay	279	279
Deferred licensing income	226	-
Notes payable, non-current	38	-
Total liabilities	1,793	688

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at June 30, 2020 and December 31, 2019; Issued and outstanding: 2,993,142 and 2,733,142 at June 30, 2020 and December 31, 2019	2	2

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at June 30, 2020 and December 31, 2019; Issued and outstanding: 304 at June 30, 2020 and December 31, 2019	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at June 30, 2020 and December 31, 2019, respectively; Issued and outstanding: 1,715,000 and 1,825,000 at June 30, 2020 and December 31, 2019, respectively	2	2

Common stock of $0.001 par value - Authorized: 20,000,000 shares at June 30, 2020 and December 31, 2019; Issued and outstanding: 4,313,764 and 4,203,764 shares at June 30, 2020 and December 31, 2019, respectively	5	5

Additional paid in capital	39,935	39,669
Accumulated deficit	(40,728)	(38,330)
Total stockholders’ equity	(784)	1,348
Total liabilities and stockholders’ equity	$1,009	$2,036

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Revenues	$269	$263	$383	$342
Cost of revenues	231	56	294	82
Gross profit	38	207	89	260

Operating expenses:
Research and development	16	150	63	302
Selling and marketing	180	271	434	592
General and administrative	1,310	682	1,967	2,485

Total operating expenses	1,506	1,103	2,464	3,379

Loss from operations	(1,468)	(896)	(2,375)	(3,119)

Financial income (expense), net	(5)	(24)	(10)	(51)
Change in fair value of derivative liabilities	-	107	-	102
Loss on extinguishment of derivative liability	-	(288)	-	(288)
Warrant modification expense	-	-	-	(412)

Loss before taxes on income	(1,473)	(1,101)	(2,385)	(3,768)

Income tax benefit / (expense)	(4)	(6)	(13)	(18)

Net loss	$(1,477)	$(1,107)	$(2,398)	$(3,786)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.20)	$(0.16)	$(0.33)	$(0.55)

Weighted average common shares outstanding:
Basic and diluted	7,252,510	6,788,716	7,279,708	6,841,252

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2019	2,733,142	$2	304	$-	-	-	4,076,552	$4	$34,740	$(35,215)	$(469)
Stock-based compensation	-	-	-	-	-	-	-	-	111	-	111
Exercise of options	-	-	-	-	-	-	63,412	-	4	-	4
Issuance of preferred series E stock	-	-	-	-	1,600,000	2	-	-	3,198	-	3,200
Reclassification of warrants	-	-	-	-	-	-	-	-	196	-	196
Net loss	-	-	-	-	-	-	-	-	-	(1,107)	(1,107)
Balance, June 30, 2019	2,733,142	$2	304	$-	1,600,000	$2	4,139,964	$4	$38,249	$(36,322)	$1,935

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	2,733,142	$2	304	$-	-	$-	3,801,552	$4	$32,993	$(32,536)	$463
Issuance of common stock as compensation for services	-	-	-	-	-	-	275,000	-	1,042	-	1,042
Stock-based compensation	-	-	-	-	-	-	-	-	404	-	404
Exercise of options	-	-	-	-	-	-	63,412	-	4	-	4
Issuance of preferred series E stock	-	-	-	-	1,600,000	2	-	-	3,198	-	3,200
Reclassification of warrants	-	-	-	-	-	-	-	-	196	-	196
Warrant modification expense	-	-	-	-	-	-	-	-	412	-	412
Net loss	-	-	-	-	-	-	-	-	-	(3,786)	(3,786)
Balance, June 30, 2019	2,733,142	$2	304	$-	1,600,000	$2	4,139,964	$4	$38,249	$(36,322)	$1,935

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2020	2,993,142	$2	304	$-	1,715,000	2	4,313,764	$5	$39,740	$(39,251)	$498
Stock-based compensation	-	-	-	-	-	-	-	-	72	-	72
Warrants issued with notes payable	-	-	-	-	-	-	-	-	123	-	123
Net loss	-	-	-	-	-	-	-	-	-	(1,477)	(1,477)
Balance, June 30, 2020	2,993,142	$2	304	$-	1,715,000	$2	4,313,764	$5	$39,935	$(40,728)	$(784)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	2,993,142	$2	304	$—	1,825,000	$2	4,203,764	$5	$39,669	$(38,330)	$1,348
Stock-based compensation	—	—	—	—	—	—	—	—	143	—	143
Exchange of Series E Preferred Stock into Common Stock	—	—	—	—	(110,000)	—	110,000	—	—	—	—
Warrants issued with notes payable	—	—	—	—	—	—	—	—	123	—	123
Net loss	—	—	—	—	—	—	—	—	—	(2,398)	(2,398)
Balance, June 30, 2020	2,993,142	$2	304	$—	1,715,000	$2	4,313,764	$5	$39,935	$(40,728)	$(784)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(2,398)	$(3,786)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Stock-based compensation	143	1,446
Noncash interest expense	-	10
Warrants received as licensing fee	(23)	-
Change in fair value of equity investment	(9)	-
Change in fair value of derivative liabilities	-	(102)
Other expense related to extension of warrants	-	412
Loss on extinguishment of derivative liability	-	288
Common stock payable to consultant	844	-
Changes in operating assets and liabilities:
Trade receivable	(146)	(144)
Other accounts receivable and prepaid expenses	110	(38)
Inventory	(27)	(7)
Trade payables	7	150
Other accounts payable and accrued expenses	(91)	75
Deferred revenue	226	-
Accrued severance pay, net	(15)	(35)
Net cash used in operating activities	(1,378)	(1,729)

Cash flows from financing activities:
Proceeds from issuance of notes payable to a related party	200	-
Proceeds from issuance of notes payable	42	475
Payments of convertible notes	-	(475)
Proceeds from issuance of Preferred Series E stock	-	3,200
Proceeds from exercise of options	-	4
Net cash provided by financing activities	242	3,204

Net increase (decrease) in cash, cash equivalents and restricted cash	(1,136)	1,475
Cash, cash equivalents and restricted cash at beginning of period	1,338	896

Cash, cash equivalents and restricted cash at end of period	$202	$2,371

Supplemental non-cash financing and investing activities:
Cash paid for interest	$-	$5
Cash paid for taxes	$-	$-
Discount on notes payable	$123	$-
Discount on convertible notes	$-	$414

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

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. In 2020, the Company raised $200 through the issuance of notes payable from a related party and received $42 from the Paycheck Protection Program. Despite the recent financing, the Company will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability.

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

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31,2019, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2020.

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

Cash and cash equivalents

Cash consists of funds on hand and held in bank accounts. Cash equivalents includes demand deposits placed with banks or other financial institutions and all highly liquid investments with original maturities of three months or less. Restricted cash of $202 represents cash restricted per a court order which resulted from a dispute between the Company and a former officer and director, see Note 10.

Foreign currency translation and transaction

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate. Gains and losses from foreign currency translation for the six months ended June 30, 2020 and 2019 were $6 and $28, respectively.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. See Note 7 for a detailed breakout of revenue.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. We measure our investment in equity securities at fair value on a recurring basis. The Company’s equity securities are valued using inputs observable in active markets and are therefore classified as Level 1 within the fair value hierarchy.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

Stock-based compensation and Options

During the six-month period ended June 30, 2020 and 2019, 15,000 and 120,000 options were granted, respectively.

The options granted in 2020 were to a non-employee and were recorded at a fair value of $14 and vest quarterly over 12 months. The options granted in 2019 were to a non-employee and were recorded at a fair value of $183 and vested immediately. During the three and six-month period ended June 30, 2020, there was stock-based compensation expense of $72 and $143, respectively. During the three and six-month period ended June 30, 2019, there was stock-based compensation expense of $111 and $1,446, respectively.

The fair value for options granted in the 2020 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$1.86
Exercise price	$1.86
Risk free interest	0.34%
Expected term (in years)	5
Volatility	60.2%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Research and development	1	-	1	-
Selling and marketing	11	11	22	22
General and administrative	60	100	120	1,424

Total	$72	$111	$143	$1,446

As of June 30, 2020, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $122, which is expected to be recognized over a weighted average period of approximately 0.62 years.

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

NOTE 5 – NOTES PAYABLE

In May, 2020, the Company was granted a loan (the “PPP Loan”) in the amount of $42, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Securities (“CARES”) Act, which was enacted March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon the adverse impact the COVID-19 pandemic had on its business and the global economy. While the Company has made this assertion in good faith based upon all available guidance, management will continue to assess their continued qualification if and when updated guidance is released by the Treasury Department. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

The PPP Loan, which was in the form of a note that was granted on May 14, 2020, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The Company also has the option to negotiate with the lender to extend the maturity date to up to five years. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company intends to use the entire PPP Loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal

On June 22, 2020, the Company issued and sold to a related party an unsecured promissory note in the principal amount of $200, which accrues interest at 10% per annum and matures in one year. In addition to the promissory note, the Company granted a seven-year equity warrant to purchase 100,000 shares of the Company’s common stock. The exercise price for each warrant share is equal to $2.50, and the warrants may also be exercised, in whole or in part, by means of a cashless exercise. The warrants were recognized as a debt discount and is amortized over the life of the note. The warrants were valued at $123 using a Black Scholes Merton pricing model with the following underlying assumptions:

Price at valuation	$2.21
Exercise price	$2.50
Risk free interest	0.34%
Expected term (in years)	7
Volatility	60.7%

NOTE 6 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three and six months ended June 30, 2020 and 2019 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2020	June 30, 2019
Series D Preferred Stock	303,782	303,782
Series E Preferred Stock	1,715,000	1,600,000
Stock Options - employee and non-employee	1,571,332	749,361
Warrants	266,667	266,667
Total	3,856,781	2,919,810

NOTE 7 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor and licensing agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
United States	$151	$90	$261	$158
Europe	117	151	120	161
Israel	1	12	2	13
India	-	8	-	8
Canada	-	2	-	2
Total	$269	$263	$383	$342

During the three-month period ended June 30, 2020 and 2019, revenues from distributors accounted for 88% and 40% of total revenues, respectively.

During the six-month period ended June 30, 2020 and 2019, revenues from distributors accounted for 91% and 50% of total revenues, respectively.

NOTE 8 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.19 – 0.26
Exercise price	$0.19
Risk free interest	0.66 - 0.73%
Expected term (in years)	10
Volatility	140.6 – 142.3%

We consider this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants on April 9, 2020 and June 30, 2020 was $23 and $32, respectively. The change in fair value for the six months ended June 30, 2020 was $9.

NOTE 9 – COMMON STOCK PAYABLE

On February 11, 2019, the Company entered into a consulting agreement (the “Agreement”) with Bespoke Growth Partners, Inc. (“Bespoke”), pursuant to which, amongst other things, Bespoke was entitled to receive up to 650,000 shares of common stock of the Company, of which 275,000 shares were issued on the date of signing. On August 5, 2020, the Company paid $75 and issued an additional 375,000 shares of common stock to Bespoke under the Agreement. Such issuance was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder. As of June 30, 2020, 375,000 shares of common stock, valued at $2.25 per share, or $844, was owed to Bespoke.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is 2020.

Rent and related expenses were $13 and $25, for the three and six months ended June 30, 2020, respectively, and $15 and $27 for the three and six months ended June 30, 2019, respectively.

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

In June 2020, the Company experienced a cybersecurity incident. Specifically, the Company believes that one or two unauthorized third parties were able to use an email domain similar to the Company’s to convince two of the Company’s customers to send payments in the aggregate amount of approximately $308 to unauthorized bank accounts that should have been sent to the Company. The total amount of customer payments has been recovered and received by the Company.

Legal Proceedings

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order. In February 2020, the Company agreed to restrict approximately $350,000 and agreed to try to settle the matter in mediation which commenced in May 2020. The cash restriction is relating to this dispute is reflected on the balance sheet as “restricted cash.” The court did not require the Company to keep such cash reserves in an escrow or any other restricted account, nor have they implemented any monitoring procedures on this matter. As such, the Company’s bank accounts do not have any restrictions in place which prohibit the Company from using its available funds at their discretion. A settlement was not reached in May and although the mediation process has not yet concluded, the Company believes that it and will now likely go to trial, although no date has been set.

NOTE 11 - SUBSEQUENT EVENTS

In July 2020, the Company granted 122,000 options to board members and 50,000 options to a non-employee consultant.

On July 7, 2020, a shareholder converted 300,000 shares of Series E Preferred Stock into 300,000 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

On September 14, 2018, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million (the “Equity Requirement”).

Following a hearing on May 2, 2019, a Nasdaq Hearings Panel was appointed to review the Company’s compliance with the Equity Requirement, and on August 5, 2020, the Staff issued a letter to the Company in which it indicated that, since the Company had failed to report stockholders’ equity of at least $2.5 million in each of its last three periodic reports filed with the Securities and Exchange Commission, its common shares would be subject to delisting on August 14, 2020, unless the Company requests an appeal of this determination by 4:00 p.m. Eastern Time on August 12, 2020 (the “Hearing Request”).

The Company submitted a Hearing Request on August 12, 2020 and a hearing has been scheduled for September 10, 2020. The Hearing Request will automatically stay any suspension or delisting action pending a decision of a Nasdaq Hearings Panel. At the hearing, the Company will provide the Nasdaq Hearings Panel with an update on its compliance plan and, if necessary, request a further extension of time in which to regain compliance. Pursuant to the Nasdaq Listing Rules, the Nasdaq Hearings Panel has the discretion to grant an additional extension of time of up to 180 calendar days, as measured from August 5, 2020.

There can be no assurance that the Company’s plan will be accepted by the Nasdaq Hearings Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix. (the “Company”) as of June 30, 2020 and for the three and six months ended June 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 20, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.

●	The delisting of our common stock from the NASDAQ Capital Market.

●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.

●	The timing of clinical studies and eventual U.S. Food and Drug Administration approval of our other product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

●	Our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our common stock will be delisted if we cannot do so.

●	Our intellectual property portfolio.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	The impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Our ability to generate internal growth.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Our ability to comply with our contractual covenants, including in respect to our debt.

●	Depth of the trading market in our common stock.

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

Overview

We are a medical device company focusing on non-invasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

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

Recent Events and Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the outbreak. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the outbreak and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfil our sales orders, which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfil these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. In addition, remaining staff members have been forced to operate remotely from their homes, which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. Assessment of the complete extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

Cybersecurity Incident

In June 2020, the Company experienced a cybersecurity incident. Specifically, the Company believes that one or two unauthorized third parties were able to use an email domain similar to the Company’s to convince two of the Company’s customers to send payments in the aggregate amount of approximately $308,000 to unauthorized bank accounts that should have been sent to the Company. Both customers were able to reclaim the fraudulent transfers and subsequently deposited them into the Company’s bank account; $78,000 was paid in June 2020, and $230,000 was paid in July 2020.

The Company’s management notified the appropriate government authorities and is exploring a range of steps to enhance its security protections and prevent future unauthorized activity. We have not incurred, nor do we expect to incur significant costs related to investigating this incident.

Effective June 22, 2020, the Company entered into a two-year exclusive agreement with Ultra Pain Products, Inc. for the distribution of the Company’s proprietary PainShield™ devices and components through and by Durable Medical Equipment (DME) Distributors throughout the United States.

Nasdaq Delisting

On September 14, 2018, the Company received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million (the “Equity Requirement”).

Following a hearing on May 2, 2019, a Nasdaq Hearings Panel was appointed to review the Company’s compliance with the Equity Requirement, and on August 5, 2020, the Staff issued a letter to the Company in which it indicated that, since the Company had failed to report stockholders’ equity of at least $2.5 million in each of its last three periodic reports filed with the Securities and Exchange Commission, its common shares would be subject to delisting on August 14, 2020, unless the Company requests an appeal of this determination by 4:00 p.m. Eastern Time on August 12, 2020 (the “Hearing Request”).

The Company submitted a Hearing Request on August 12, 2020 and a hearing has been scheduled for September 10, 2020. The Hearing Request will automatically stay any suspension or delisting action pending a decision of a Nasdaq Hearings Panel. At the hearing, the Company will provide the Nasdaq Hearings Panel with an update on its compliance plan and, if necessary, request a further extension of time in which to regain compliance. Pursuant to the Nasdaq Listing Rules, the Nasdaq Hearings Panel has the discretion to grant an additional extension of time of up to 180 calendar days, as measured from August 5, 2020.

There can be no assurance that the Company’s plan will be accepted by the Nasdaq Hearings Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

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

Results of Operations

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues. For the three months ended June 30, 2020 and 2019, our revenues were approximately $269,000 and $263,000 respectively, an increase of approximately 2%, or $6,000 between the periods. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the three months ended June 30, 2019, the percentage of revenues attributable to our products was: PainShield - 64% and UroShield - 36%. For the three months ended June 30, 2020 and 2019, the percentage of revenues attributable to our disposable products was 4% and 2%, respectively. For the three months ended June 30, 2020 and 2019, the portion of our revenues that was derived from distributors was 88% and 40%, respectively.

Gross Profit. For the three months ended June 30, 2020 and 2019, gross profit was approximately $38,000 and $207,000, respectively, a decrease of approximately 82% or $169,000, mainly due to an agreement with a distributor where the Company sold roughly $112,000 of products in the second quarter of 2020 at a steep discount in order to gain entry into a new market. The Company has since discontinued selling further products to this distributor.

Gross profit as a percentage of revenues was approximately 14% and 79% for the three months ended June 30, 2020 and 2019, respectively. The decrease in gross profit as a percentage is mainly due to the reason described above.

Research and Development Expenses. For the three months ended June 30, 2020 and 2019, research and development expenses were approximately $16,000 and $150,000, respectively, between the periods. The decrease was mainly due to there being no clinical trials during the three months ended June 30, 2020 as well as the furloughing of our staff members in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

Research and development expenses as a percentage of total revenues were approximately 6% and 57% for the three months ended June 30, 2020 and 2019, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2020 and 2019, selling and marketing expenses were approximately $180,000 and $271,000, respectively, a decrease of approximately 34%, or $91,000, between the periods. The decrease was primarily due to a significant reduction in sales and marketing activities including related traveling or conventions attended during the first quarter of 2020 as well as a temporary reduction of salaries placed during the second quarter of 2020, both due to the impacts of the COVID-19 pandemic.

Selling and marketing expenses as a percentage of total revenues were approximately 67% and 103% for the three months ended June 30, 2020 and 2019, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2020 and 2019, general and administrative expenses were approximately $1,310,000 and $682,000, respectively, an increase of approximately 92%, or $628,000, between the periods. The increase was primarily due to the settlement with Bespoke for $918,750, partially offset by a $208,000 decrease in professional fees of approximately $197,000 in 2020 compared to $405,000 in 2019 as well as a temporary reduction of salaries placed during the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

General and administrative expenses as a percentage of total revenues were approximately 487% and 259% for the three months ended June 30, 2020 and 2019, respectively.

Our general and administrative expenses consist mainly of the settlement with Bespoke, payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended June 30, 2020 and 2019, financial expenses, net was approximately $5,000 compared to a $24,000, respectively, a decrease of approximately $19,000, between the periods. The decrease in 2020 was derived primarily from exchange rate adjustments.

Change in fair value of derivative liabilities. For the three months ended June 30, 2020 and 2019, there was a change in fair value of derivative liabilities resulting in a gain of approximately $0 and $107,000, respectively. The income in 2019 was derived from the valuation of derivative liabilities.

Loss on extinguishment of derivative liability. For the three months ended June 30, 2020 and 2019, there was a loss on extinguishment of derivative liability of approximately $0 and $288,000, respectively. The loss in 2019 was derived from the extinguishment of embedded derivative liabilities upon repayment of its related debt.

Tax expenses. For the three months ended June 30, 2020 and 2019, tax expenses were $4,000 and $6,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss increased by approximately $370,000, or 33%, to approximately $1,477,000 for the three months ended June 30, 2020 from approximately $1,107,000 in the same period of 2019. The decrease in net loss resulted primarily from the factors described above.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues. For the six months ended June 30, 2020 and 2019, our revenues were approximately $383,000 and $342,000 respectively, an increase of approximately 12%, or $41,000 between the periods. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the six months ended June 30, 2019, the percentage of revenues attributable to our products was: PainShield - 70% and UroShield - 30%. For the six months ended June 30, 2020 and 2019, the percentage of revenues attributable to our disposable products was 4% and 3%, respectively. For the six months ended June 30, 2020 and 2019, the portion of our revenues that was derived from distributors was 91% and 50%, respectively.

Gross Profit. For the six months ended June 31, 2020 and 2019, gross profit was approximately $89,000 and $260,000, respectively, a decrease of approximately 66% or $171,000, mainly due mainly due to an agreement with a distributor where the Company sold roughly $112,000 of products in the second quarter of 2020 at a steep discount in order to gain entry into a new market. The Company has since discontinued selling further products to this distributor.

Gross profit as a percentage of revenues was approximately 23% and 76% for the six months ended June 30, 2020 and 2019, respectively. The decrease in gross profit as a percentage is mainly due to the reason described above.

Research and Development Expenses. For the six months ended June 30, 2020 and 2019, research and development expenses were approximately $63,000 and $302,000, respectively between the periods. The decrease was mainly due to there being no clinical trials during the six months ended June 30, 2020 as well as the furloughing of our staff members in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

Research and development expenses as a percentage of total revenues were approximately 16% and 88% for the six months ended June 30, 2020 and 2019, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the six months ended June 30, 2020 and 2019, selling and marketing expenses were approximately $434,000 and $592,000, respectively, a decrease of approximately 27%, or $158,000, between the periods. The decrease was primarily due to a significant reduction in sales and marketing activities including related traveling or conventions attended during the first quarter of 2020 as well as a temporary reduction of salaries placed during the second quarter of 2020, both due to the impacts of the COVID-19 pandemic.

Selling and marketing expenses as a percentage of total revenues were approximately 113% and 173% for the six months ended June 30, 2020 and 2019, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the six months ended June 30, 2020 and 2019, general and administrative expenses were approximately $1,967,000 and $2,485,000, respectively, a decrease of approximately 21%, or $518,000, between the periods. The decrease was primarily due to the general and administrative portion of stock-based compensation expense of approximately $1,424,000 in 2019 compared to $120,000 in 2020, as well as a decrease in professional fees and a temporary reduction of salaries placed during the second quarter of 2020 due to the impacts of the COVID-19 pandemic which was partially offset by the settlement with Bespoke for $918,750.

General and administrative expenses as a percentage of total revenues were approximately 514% and 727% for the six months ended June 30, 2020 and 2019, respectively.

Our general and administrative expenses consist mainly of the settlement with Bespoke, payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the six months ended June 30, 2020 and 2019, financial expenses, net was approximately $10,000 compared to a $51,000, respectively, a decrease of approximately $41,000, between the periods. The change was derived primarily from exchange rate adjustments and interest expense on notes.

Change in fair value of derivative liabilities. For the six months ended June 30, 2020 and 2019, there was a change in fair value of derivative liabilities resulting in a gain of approximately $0 and $102,000, respectively, an increase of approximately $102,000, between the periods. The income in 2019 was derived from the valuation of derivative liabilities.

Loss on extinguishment of derivative liability. For the six months ended June 30, 2020 and 2019, there was a loss on extinguishment of derivative liability of approximately $0 compared to a $288,000, respectively. The loss in 2019 was derived from the extinguishment of embedded derivative liabilities upon repayment of its related debt.

Warrant modification expense. For the six months ended June 30, 2020 and 2019, warrant modification expense was approximately $0 and $412,000, respectively. The warrant modification expense in 2019 was related to an amendment to warrants that extended the expiration date by two years.

Tax expenses. For the six months ended June 30, 2020 and 2019, tax expenses were $13,000 and $18,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $1,388,000, or 37%, to approximately $2,398,000 for the six months ended June 30, 2020 from approximately $3,786,000 in the same period of 2019. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We incurred losses in the amount of approximately $2,398,000 during the six-month period ended June 30, 2020 and accumulated negative cash flow from operating activities of $1,378,000 for the six-month period ended June 30, 2020.

We expect to continue to incur losses and negative cash flows from operating activities and as a result. Without additional funding, we will not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about our ability to continue as a going concern.

During the six-month period ended June 30, 2020, we raised $200,000 through the issuance of notes payable to a related party and received $42,000 from the Paycheck Protection Program. During the next twelve months management expects that we will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We have been relying on past financing activities to meet our short-term liquidity requirements but may need to sell additional securities to advance our long-term plans. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales.

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

We do not have any material commitments to capital expenditures as of June 30, 2020, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

General. As of June 30, 2020, we had restricted cash of approximately $202,000, compared to approximately $2,371,000 as of June 30, 2019. The decrease is due to limited financing activities in the first and second quarters of 2020. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,378,000 for the six months ended June 30, 2020 and $1,729,000 for the same period in 2019.

Cash provided by financing activities was approximately $242,000 for the six months ended June 30, 2020 compared to $3,204,000 for the six months ended June 30, 2019.

Off Balance Sheet Arrangements

Except as disclosed, as of June 30, 2020, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well issues that may continue to occur due to the development of the coronavirus outbreak. While there were significant delays in the production of goods due to COVID-19 issues, presently, we are no longer experiencing such delays in the production of our products. Additionally, the COVID-19 pandemic has also caused significant disruptions to the global financial markets, which may impact our ability to raise additional capital. That said, there are no assurances that if a second wave of the pandemic occurs that we will not experience significant delays in the future. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Management of the Company, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2020, the end of the period covered by this quarterly report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2019, filed with the Securities and Exchange Commission on May 20, 2020.

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

During 2019, management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses. Our remediation activities included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Although the Company has taken numerous steps, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of June 30, 2020.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting that occurred during the second quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order. In February 2020, the Company agreed to restrict approximately $350,000 and agreed to try to settle the matter in mediation which commenced in May 2020. The court did not require the Company to keep such cash reserves in an escrow or any other restricted account, nor have they implemented any monitoring procedures on this matter. As such, the Company’s bank accounts do not have any restrictions in place which prohibit the Company from using its available funds at their discretion. A settlement was not reached in May and although the mediation process has not yet concluded, the Company believes that it and will now likely go to trial, although no date has been set.

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

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the outbreak. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the outbreak and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfil our sales orders which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfil these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. In addition, remaining staff members have been forced to operate remotely from their homes, which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. Assessment of the complete extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

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

As disclosed in Part II, Item 4, “Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of June 30, 2020. Our management has implemented remediation measures and expects that such measures will be sufficient to fully remediate the material weakness in our internal control over financial reporting that existed at June 30, 2020; however, we cannot guarantee that these steps will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

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

Furthermore, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. In June 2020, we experienced a cybersecurity incident. Specifically, we believe that one or two unauthorized third parties were able to use an email domain similar to ours to convince two of our customers to send payments in the aggregate amount of approximately $308,000 to unauthorized bank accounts that should have been sent to us. As of the date of this filing, all funds have been recovered by the Company. Our management has launched an investigation into the incident and has notified the appropriate government authorities. We are exploring a range of steps to enhance our security protections and prevent future unauthorized activity. Though we endeavor to mitigate these threats, such cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

On September 14, 2018, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million (the “Equity Requirement”).

Following a hearing on May 2, 2019, a Nasdaq Hearings Panel was appointed to review our compliance with the Equity Requirement, and on August 5, 2020, the Staff issued a letter to us in which it indicated that, since we had failed to report stockholders’ equity of at least $2.5 million in each of its last three periodic reports filed with the Securities and Exchange Commission, our common shares would be subject to delisting on August 14, 2020, unless we request an appeal of this determination by 4:00 p.m. Eastern Time on August 12, 2020 (the “Hearing Request”).

On August 12, 2020, we timely requested a Hearing Request, which automatically stayed any suspension or delisting action pending a decision of a Nasdaq Hearings Panel. At the hearing, we will provide the Nasdaq Hearings Panel with an update on its compliance plan and, if necessary, request a further extension of time in which to regain compliance. Pursuant to the Nasdaq Listing Rules, the Nasdaq Hearings Panel has the discretion to grant an additional extension of time of up to 180 calendar days, as measured from August 5, 2020.

However, there can be no assurance that our plan will be accepted by the Nasdaq Hearings Panel or that, if it is, we will be able to regain compliance with the applicable Nasdaq listing requirements. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Note (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2020).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2020).
10.3*	Note between the Company and Cross River Bank (SBA – Payroll Protection Program loan), dated May 14, 2020.
4.1	Form of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on November 19, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 19, 2020	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: August 19, 2020	By:	/s/ James S. Cardwell
	Name:	James S. Cardwell
	Title:	Chief Financial Officer

