Form 10-Q/A
period 2020-06-30
NanoVibronix, Inc.
filed 2020-08-24
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

NanoVibronix, Inc., (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which was filed with the Securities and Exchange Commission (“SEC”), on August 19, 2020 (the “Original Filing”). The Company is filing this Amendment No. 1 to (i) clarify the description of the cash restricted pursuant to a court order in Note 10 – Commitments and Contingencies to Condensed Consolidated Financial Statements and Part II, Item 1. Legal Proceedings, (ii) include a risk factor regarding the Company’s breach of the court order due to the Company’s failure to maintain a sufficient amount of cash held in the Company’s bank accounts, (iii) amend Note 2 – Liquidity and Plan of Operations and Note 5 – Notes Payable to Condensed Consolidated Financial Statements and Part I, Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations to include disclosure that as of June 30, 2020, there was no event of default or violation of a covenant in outstanding notes resulting from the breach of the court order, and (iv) furnish XBRL Exhibits 101 in accordance with Rule 405 of Regulation S-T, which provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also includes currently dated certifications from the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Accordingly, the Exhibit Index in Part II, Item 6. of the Original Filing is also being amended to reflect the filing of the new certifications.

Other than the revisions of the disclosures as discussed above and expressly set forth herein, this Amendment No. 1 continues to speak as of the filing date of the Original Filing and does not reflect any events that may have occurred subsequent to such date.

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

In connection with the lawsuit filed by the Company’s former officer and director in the Haifa Israel District Financial Court, the Company was required by the court to keep $350,000 of cash restricted. See Note 10 – Commitments and Contingencies – Legal Proceedings. Subsequent to the imposition of this requirement, the Company failed to maintain a sufficient amount of cash to comply with the court order. As of June 30, 2020, there was no event of default or violation of a covenant in outstanding notes resulting from the breach of the court order.

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

NOTE 5 – NOTES PAYABLE

In May 2020, the Company was granted a loan (the “PPP Loan”) in the amount of $42, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Securities (“CARES”) Act, which was enacted March 27, 2020. The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. This certification further required the Company to consider its current business activity and its ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to the business. The Company made this good faith assertion based upon the adverse impact the COVID-19 pandemic had on its business and the global economy. While the Company has made this assertion in good faith based upon all available guidance, management will continue to assess their continued qualification if and when updated guidance is released by the Treasury Department. The receipt of these funds, and the forgiveness of the loan attendant to these funds, is dependent on the Company having initially qualified for the loan and qualifying for the forgiveness of such loan based on its future adherence to the forgiveness criteria.

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

In connection with the lawsuit filed by the Company’s former officer and director in the Haifa Israel District Financial Court, the Company was required by the court to keep $350,000 of cash restricted. See Note 10 – Commitments and Contingencies – Legal Proceedings. Subsequent to the imposition of this requirement, the Company failed to maintain a sufficient amount of cash to comply with the court order. As of June 30, 2020, there was no event of default or violation of a covenant in outstanding notes resulting from the breach of the court order.

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

Legal Proceedings

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order. In February 2020, the Company agreed to restrict approximately $350,000 and agreed to try to settle the matter in mediation which commenced in May 2020. The cash restriction is relating to this dispute is reflected on the balance sheet as “restricted cash.” The court required such amount restricted and separated in the Company’s bank savings account; however, the Company’s bank accounts do not have any restrictions in place which prohibit the Company from using its available funds at its discretion. The Company did not have sufficient amount of cash to comply with the court order and only had restricted cash of $202,000 in its bank account as of June 30, 2020. Following June 30, 2020, the Company has used its available funds, including most of the restricted cash, in order to fund its operations. A settlement was not reached in May and although the mediation process has not yet concluded, the Company believes that it and will now likely go to trial, although no date has been set.

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

In connection with the lawsuit filed by our former officer and director in the Haifa Israel District Financial Court, we were required by the court to keep $350,000 of cash restricted. See Part II, Item 1. Legal Proceedings and the risk factor “We do not have sufficient restricted cash in our bank account as required by a court order related to a lawsuit filed by a former officer and director in Israel. As a result, we are in breach of the court order and may be found to be subject to court enforcement actions or penalties or be held in contempt of the court.” Subsequent to the imposition of this requirement, we failed to maintain a sufficient amount of cash to comply with the court order. As of June 30, 2020, there was no event of default or violation of a covenant in outstanding notes resulting from the breach of the court order.

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

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order. In February 2020, the Company agreed to restrict approximately $350,000 and agreed to try to settle the matter in mediation which commenced in May 2020. The court required such amount restricted and separated in the Company’s bank savings account; however, the Company’s bank accounts do not have any restrictions in place which prohibit the Company from using its available funds at its discretion. The Company did not have sufficient amount of cash to comply with the court order and only had restricted cash of $202,000 in its bank account as of June 30, 2020. Following June 30, 2020, the Company has used its available funds, including most of the restricted cash, in order to fund its operations. A settlement was not reached in May and although the mediation process has not yet concluded, the Company believes that it and will now likely go to trial, although no date has been set.

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

We do not have sufficient restricted cash in our bank account as required by a court order related to a lawsuit filed by a former officer and director in Israel. As a result, we are in breach of the court order and may be found to be subject to court enforcement actions or penalties or be held in contempt of the court.

In connection with the lawsuit filed by our former officer and director in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of a separation agreement, we had agreed to restrict approximately $350,000 of cash and to try to settle the matter in mediation, which commenced in May 2020. We were required by the court to keep such amount of cash restricted. Subsequent to the imposition of this requirement, we failed to maintain a sufficient amount of cash to comply with the court order. As a result of our breach of the court order, we may be found to be subject to court enforcement actions or penalties or be held in contempt of the court, which could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Note (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2020).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on June 26, 2020).
10.3**	Note between the Company and Cross River Bank (SBA – Payroll Protection Program loan), dated May 14, 2020.
4.1	Form of Certificate of Designation of Series E Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 10-Q filed on November 19, 2019).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.
**	Previously filed as with the Quarterly Report on Form 10-Q filed on August 19, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 24, 2020	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: August 24, 2020	By:	/s/ James S. Cardwell
	Name:	James S. Cardwell
	Title:	Chief Financial Officer

