Form 10-Q
period 2020-09-30
NanoVibronix, Inc.
filed 2020-11-16
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s Common Stock as of November 15, 2020 was 13,393,653 shares.

NanoVibronix, Inc.

Quarter Ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS:
Current assets:
Cash and cash equivalents	$3,181	$1,338
Restricted cash	350
Trade receivables	103	111
Other accounts receivable and prepaid expenses	161	268
Inventory	109	121
Total current assets	3,904	1,838

Non-current assets:
Fixed assets, net	2	4
Other assets	33	-
Severance pay fund	163	194
Total non-current assets	198	198
Total assets	$4,102	$2,036

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$89	$129
Other accounts payable and accrued expenses	261	280
Notes payable	14	-
Total current liabilities	364	409

Non-current liabilities:
Accrued severance pay	228	279
Deferred licensing income	215	-
Notes payable, non-current	28	-
Total liabilities	835	688

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at September 30, 2020 and December 31, 2019; Issued and outstanding: 2,502,252 and 2,993,142 at September 30, 2020 and December 31, 2019, respectively	2	2

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at September 30, 2020 and December 31, 2019; Issued and outstanding: 153 and 304 at September 30, 2020 and December 31, 2019, respectively	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at September 30, 2020 and December 31, 2019, respectively; Issued and outstanding: 875,000 and 1,825,000 at September 30, 2020 and December 31, 2019, respectively	2	2

Common stock of $0.001 par value - Authorized: 20,000,000 shares at September 30, 2020 and December 31, 2019; Issued and outstanding: 12,493,653 and 4,203,764 shares at September 30, 2020 and December 31, 2019, respectively	12	5

Additional paid in capital	44,901	39,669
Accumulated deficit	(41,650)	(38,330)
Total stockholders’ equity	3,267	1,348
Total liabilities and stockholders’ equity	$4,102	$2,036

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Revenues	$150	$101	$533	$443
Cost of revenues	51	54	345	136
Gross profit	99	47	188	307

Operating expenses:
Research and development	68	79	131	381
Selling and marketing	289	228	723	820
General and administrative	546	533	2,513	3,018

Total operating expenses	903	840	3,367	4,219

Loss from operations	(804)	(793)	(3,179)	(3,912)

Interest expense	(123)	-	(123)	-
Financial income (expense), net	(15)	(20)	(25)	(71)
Change in fair value of derivative liabilities	-	-	-	102
Loss on extinguishment of derivative liability	-	-	-	(288)
Warrant modification expense	-	-	-	(412)

Loss before taxes on income	(942)	(813)	(3,327)	(4,581)

Income tax benefit / (expense)	20	(2)	7	(20)

Net loss	$(922)	$(815)	$(3,320)	$(4,601)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.10)	$(0.12)	$(0.43)	$(0.66)

Weighted average common shares outstanding:
Basic and diluted	9,344,254	7,054,845	7,649,242	7,094,547

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	2,733,142	$2	304	$-	-	$-	3,801,552	$4	$32,993	$(32,536)	$463
Issuance of common stock as compensation for services	-	-	-	-	-	-	275,000	-	1,042	-	1,042
Stock-based compensation	-	-	-	-	-	-	-	-	514	-	514
Sale of common stock	-	-	-	-	-	-	290,000	1	579	-	580
Exercise of options	-	-	-	-	-	-	63,412	-	4	-	4
Issuance of Series E Preferred stock	-	-	-	-	1,810,000	2	-	-	3,618	-	3,620
Reclassification of warrants	-	-	-	-	-	-	-	-	196	-	196
Warrant modification expense	-	-	-	-	-	-	-	-	412	-	412
Net loss	-	-	-	-	-	-	-	-	-	(4,601)	(4,601)
Balance, September 30, 2019	2,733,142	$2	304	$-	1,810,000	$2	4,429,964	$5	$39,358	$(37,137)	$2,230

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2019	2,733,142	$2	304	$-	1,600,000	$2	4,139,964	$4	$38,249	$(36,322)	$1,935
Stock-based compensation	-	-	-	-	-	-	-	-	110	-	110
Sale of common stock	-	-	-	-	-	-	290,000	1	579	-	580
Issuance of Series E Preferred stock	-	-	-	-	210,000	-	-	-	420	-	420
Net loss	-	-	-	-	-	-	-	-	-	(815)	(815)
Balance, September 30, 2019	2,733,142	$2	304	$-	1,810,000	$2	4,429,964	$5	$39,358	$(37,137)	$2,230

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	2,993,142	$2	304	$-	1,715,000	$2	4,313,764	$5	$39,935	$(40,728)	$(784)
Stock-based compensation	-	-	-	-	-	-	-	-	183	-	183
Issuance of common stock for services	-	-	-	-	-	-	375,000	-	567	-	567
Issuance of common stock for cash, net	-	-	-	-	-	-	6,326,217	7	4,216	-	4,223
Exchange of Series C Preferred Stock into Common Stock	(487,890)	-	-	-	-	-	487,890	-	-	-	-
Exchange of Series D Preferred Stock into Common Stock	-	-	(151)	-	-	-	150,782	-	-	-	-
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(840,000)	-	840,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(922)	(922)
Balance, September 30, 2020	2,505,252	$2	153	$-	875,000	$2	12,493,653	$12	$44,901	$(41,650)	$3,267

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$(38,330)	$1,348
Stock-based compensation	-	-	-	-	-	-	-	-	326	-	326
Issuance of common stock for services	-	-	-	-	-	-	375,000	-	567	-	567
Issuance of common stock for cash, net	-	-	-	-	-	-	6,326,217	7	4,216	-	4,223
Warrants issued with notes payable	-	-	-	-	-	-	-	-	123	-	123
Exchange of Series C Preferred Stock into Common Stock	(487,890)	-	-	-	-	-	487,890	-	-	-	-
Exchange of Series D Preferred Stock into Common Stock	-	-	(151)	-	-	-	150,782	-	-	-	-
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(950,000)	-	950,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,320)	(3,320)
Balance, September 30, 2020	2,505,252	$2	153	$-	875,000	$2	12,493,653	$12	$44,901	$(41,650)	$3,267

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,320)	$(4,601)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3
Stock-based compensation	326	1,556
Noncash interest expense	123	10
Warrants received as licensing fee	(23)	-
Change in fair value of equity investment	(4)	-
Change in fair value of derivative liabilities	-	(102)
Other expense related to extension of warrants	-	412
Loss on extinguishment of derivative liability	-	288
Common stock payable to consultant	566	-
Changes in operating assets and liabilities:
Trade receivable	8	(80)
Other accounts receivable and prepaid expenses	107	(166)
Inventory	12	(9)
Trade payables	(46)	(7)
Other accounts payable and accrued expenses	(19)	(161)
Deferred revenue	215	-
Accrued severance pay, net	(20)	(35)
Due to related party	-	50
Net cash used in operating activities	(2,073)	(2,842)

Cash flows from financing activities:
Proceeds from issuance of notes payable	42	475
Payments of convertible notes	-	(475)
Proceeds from note issued to related party	200	-
Payments of note payable to related party	(200)	-
Proceeds from sale of common stock, net	4,223	580
Proceeds from issuance of Preferred Series E stock	-	3,620
Proceeds from exercise of options	-	4
Net cash provided by financing activities	4,265	4,204

Net increase in cash, cash equivalents and restricted cash	2,193	1,362
Cash, cash equivalents and restricted cash at beginning of period	1,338	896

Cash, cash equivalents and restricted cash at end of period	$3,531	$2,258

Supplemental non-cash financing and investing activities:
Cash paid for interest	$-	$5
Cash paid for taxes	$-	$-
Discount on notes payable	$123	$-
Issuance of common stock payable	$566	$-
Conversion of Series C, D and E Preferred stock into common stock	$1	$-

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

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. In 2020, the Company raised $4,223 of net proceeds from the sale of common stock in underwritten public offerings, received $200 through the issuance of notes payable from a related party and received $42 from the Paycheck Protection Program. Despite the recent financing, the Company may not have sufficient resources to fund its operations for the next twelve months from the date of this filing. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. During the next twelve months management expects that the Company may need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as its products do not reach commercial profitability.

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

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

Restricted cash

Restricted cash of $350 represents cash restricted per a court order which resulted from a dispute between the Company and a former officer and director, see Note 9.

Foreign currency translation and transaction

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All transaction gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate. Gains and losses from foreign currency translation for the nine months ended September 30, 2020 and 2019 were $8 and $40, respectively.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. See Note 7 for a detailed breakout of revenue.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors. The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Fair Value Measurements

When required to measure assets or liabilities at fair value, the Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Level 1 uses quoted prices in active markets for identical assets or liabilities, Level 2 uses significant other observable inputs, and Level 3 uses significant unobservable inputs. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date. The Company measures its investment in equity securities at fair value on a recurring basis. The Company’s equity securities are valued using inputs observable in active markets and are therefore classified as Level 1 within the fair value hierarchy.

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all public business entities and all nonpublic business entities upon issuance. The Company (as an EGC) that is taking advantage of the extended transition period offered to private entities would apply this for fiscal years beginning after December 15, 2021. The Company does not believe that the adoption will have a material effect on the Company’s condensed interim consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The adoption of Topic 326 is not expected to have a material on the Company’s financial statements and financial statement disclosures.

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

NOTE 4 - STOCKHOLDERS’ EQUITY

Stock-based compensation and Options

During the nine-month period ended September 30, 2020 and 2019, 0 and 63,412 options were exercised, and 137,000 and 120,000 options were issued, respectively. The options issued in the nine-month period ended September 30, 2020 and 2019, were recorded at a fair value of $123 and $183, respectively, and vested either quarterly or immediately. During the nine-month period ended September 30, 2020 and 2019, stock-based compensation expense of $326 and $514 was recorded for options that vested, respectively.

The fair value for options granted in the nine-month ended September 30, 2020 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$1.60 – 2.07
Exercise price	$1.60 – 2.07
Risk free interest	0.29 - 0.34%
Expected term (in years)	5
Volatility	60.2 – 61.2%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Research and development	3	-	5	-
Selling and marketing	11	11	33	33
General and administrative	169	99	288	481

Total	$183	$110	$326	$514

As of September 30, 2020, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $53, which is expected to be recognized over a weighted average period of approximately 0.35 years.

Issuance of common stock for cash

On August 24, 2020, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC (“Wainwright”) (as amended and restated, the “August Underwriting Agreement”). Pursuant to the August Underwriting Agreement, the Company sold, in an upsized firm commitment offering, 4,531,434 shares of the Company’s common stock, to Wainwright at an offering price to the public of $0.75 per share, less underwriting discounts and commissions. The Company received net proceeds from the sale of such offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $2.7 million. In addition, as partial compensation for Wainwright’s services as underwriter in the offering, the Company has issued to Wainwright’s designees warrants to purchase 339,858 shares of common stock. The warrants expire on August 24, 2025 and have an exercise price of $0.9375 per share.

On September 22, 2020, the Company entered into an underwriting agreement with Wainwright (as amended and restated, the “September Underwriting Agreement”). Pursuant to the September Underwriting Agreement, the Company sold, in an upsized firm commitment offering, 1,794,783 shares of common stock to Wainwright at an offering price to the public of $1.00 per share, less underwriting discounts and commissions. The Company received net proceeds from the sale of such offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company, of approximately $1.4 million. In addition, as partial compensation for Wainwright’s services as underwriter in the offering, the Company issued to Wainwright’s designees warrants to purchase 134,609 shares of common stock. The warrants expire on September 22, 2025 and have an exercise price of $1.25 per share.

Issuance of common stock for services

On February 11, 2019, the Company entered into a consulting agreement (the “Agreement”) with Bespoke Growth Partners, Inc. (“Bespoke”), pursuant to which, amongst other things, Bespoke was entitled to receive up to 650,000 shares of common stock of the Company, of which 275,000 shares were issued on the date of signing. As of June 30, 2020, 375,000 shares of common stock, valued at $2.25 per share, or $844, was owed to Bespoke. On August 5, 2020, the Company paid $75 and issued an additional 375,000 shares of common stock, valued at $566, or $1.51 per share, to Bespoke under the Agreement. As a result of the change in stock price at issuance, the Company’s general and administrative expenses have been reduced by $278.

Series C, D and E Preferred Stock conversion to common stock

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

During the nine months ended September 30, 2020, shareholders converted 950,000 shares of Series E Preferred Stock into 950,000 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

Each share of Series D Preferred Stock is convertible into 1,000 shares of common stock at any time at the option of the holders, provided that each holder would be prohibited from converting Series D Preferred Stock into shares of common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

During the nine months ended September 30, 2020, shareholders converted 150.7 shares of Series D Preferred Stock into 150,782 shares of common stock at a conversion rate of 1 to 1,000. No purchase was made in order to convert these shares.

Each share of Series C Preferred Stock is convertible into one share of common stock at any time at the option of the holders, provided that each holder would be prohibited from converting Series C Preferred Stock into shares of common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

During the nine months ended September 30, 2020, shareholders converted 487,890 shares of Series C Preferred Stock into 487,890 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

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

The PPP Loan, which was in the form of a note that was granted on May 14, 2020, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The Company also has the option to negotiate with the lender to extend the maturity date to up to five years. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company has used the entire PPP Loan amount for qualifying expenses in the covered period. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The Company plans to apply for loan forgiveness in the 4th quarter of 2020.

On June 22, 2020, the Company issued and sold to a related party an unsecured promissory note in the principal amount of $200, which accrues interest at 10% per annum and matures in one year. On August 28, 2020, the Company paid the note in full including $4 of accrued interest.

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

NOTE 6 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three and nine months ended September 30, 2020 and 2019 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2020	September 30, 2019
Series D Preferred Stock	153,000	303,782
Series E Preferred Stock	875,000	1,810,000
Stock Options - employee and non-employee	1,693,332	749,361
Warrants	5,424,739	266,667
Total	8,146,071	3,129,810

NOTE 7 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor and licensing agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
United States	$130	$101	$391	$259
Europe	17	-	137	161
Israel	1	-	3	13
India	2	-	2	8
Canada	-	-	-	2
Total	$150	$101	$533	$443

During the three-month period ended September 30, 2020 and 2019, revenues from distributors accounted for 85% and 93% of total revenues, respectively.

During the nine-month period ended September 30, 2020 and 2019, revenues from distributors accounted for 68% and 59% of total revenues, respectively.

NOTE 8 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.19 – 0.26
Exercise price	$0.19
Risk free interest	0.66 - 0.73%
Expected term (in years)	10
Volatility	140.6 – 143.9%

The Company considers this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants on April 9, 2020 and September 30, 2020 was $23 and $27, respectively. The change in fair value for the nine months ended September 30, 2020 was $4 and is included in financial expenses on the income statement.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases

The Company leases office facilities and motor vehicles under operating leases, which expire on various dates, the latest of which is June 2021.

Rent and related expenses were $13 and $36, for the three and nine months ended September 30, 2020, respectively, and $13 and $43 for the three and nine months ended September 30, 2019, respectively.

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

Legal Proceedings

The Company is subject to a lawsuit filed by its former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900 for breach of the Separation Agreement executed on July 4, 2018, and to which matter both parties have agreed to proceed to settle in mediation scheduled to begin in late May 2020. The Company believes that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, the Company can give no assurance that the Company will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against the Company in such lawsuit. The Israeli court issued a court order demanding that the Company restrict approximately $700 of the Company’s money until the matter is adjudicated. The Company appealed the court order. In February 2020, the Company agreed to restrict approximately $350 and agreed to try to settle the matter in mediation which commenced in May 2020 and is still ongoing. The cash restriction is relating to this dispute is reflected on the balance sheet as “restricted cash.”

NOTE 10 - SUBSEQUENT EVENTS

Issuances of shares of common stock

On October 12 and October 20, 2020, a shareholder converted 900,000 shares of Series C Preferred Stock into 900,000 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

Departure of Interim Chief Financial Officer

On October 5, 2020, the Company and James Cardwell, the Company’s former Interim Chief Financial Officer, agreed by mutual understanding that Mr. Cardwell’s employment as an officer and employee of the Company will cease as of October 5, 2020, in accordance with the terms of his CFO Consulting Agreement with the Company dated June 1, 2019.

Appointment of Chief Financial Officer

On October 5, 2020, the Company entered into an Employment Agreement (the “Employment Agreement”) with Stephen Brown, pursuant to which the Company appointed Mr. Brown as Chief Financial Officer, effective October 5, 2020, with a term to continue in effect until terminated by either party.

As consideration for his services as Chief Financial Officer, Mr. Brown is entitled to receive (i) an annual base salary of $200,000, less applicable payroll deductions and tax; (ii) reimbursement of any reasonable and customary, documented out-of-pocket expenses actually incurred by Mr. Brown in connection with the performance of his services under the Employment Agreement; and (iii) an annual bonus of $25,000, if earned, as determined by the Company in its sole discretion. Mr. Brown is also eligible to receive certain grants of incentive stock options to purchase shares of common stock of the Company.

Option Cancellations

On November 2, 2020, the Company entered into an option cancellation and release agreement (collectively, the “Cancellation Agreements”) with each of Brian Murphy, Christopher Fashek, Martin Goldstein, Michael Ferguson, Stephen Brown, and Thomas Mika (collectively, the “Option holders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 804,788 shares of common stock of the Company at exercise prices ranging from $2.57 to $6.00 (the “Options”) previously granted to each of the Option holders. In exchange for the cancellation of the Options, the Company paid $1.00 to each Option holder.

Nasdaq Stockholders’ Equity Minimum

On August 5, 2020, the Company received notice from the Listing Qualifications Staff of the Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer satisfied the Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires listed companies to maintain stockholders’ equity of at least $2.5 million for continued listing on Nasdaq, and was therefore subject to delisting. In response, the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which request stayed any further action by the Listing Qualifications Staff. The hearing was held on September 24, 2020.

On October 6, 2020, the Company received formal notice that the Panel had granted the Company’s request for an extension through December 15, 2020 to evidence compliance with the Rule. The Company expects to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

If compliance with the Rule cannot be demonstrated by December 15, 2020, Nasdaq will provide written notification that the Company’s common stock could be delisted. In such event, Nasdaq rules permit the Company to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no assurance that the Company will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Capital Market. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

Nasdaq Bid Price Minimum

On November 5, 2020, the Company received a letter from the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between September 24, 2020, through November 4, 2020, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until May 4, 2021 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting.

The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on the Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of the Nasdaq Capital Market. Although the Company will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that the Company will be able to regain compliance with that rule or will otherwise be in compliance with other listing criteria of the Nasdaq Capital Market.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix. (the “Company”) as of September 30, 2020 and for the three and nine months ended September 30, 2020 and 2019 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2019 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 20, 2020. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our ability to continue as a going concern.

●	The UroShield has not been cleared or approved by the U.S. Food and Drug Administration, or U.S. FDA, nor has it undergone the same type of review as an U.S. FDA-approved or cleared device.

●	The delisting of our common stock from the Nasdaq Capital Market.

●	The geographic, social and economic impact of COVID-19 on our business operations.

●	The timing of clinical studies and eventual U.S. FDA approval of our other product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.

●	Our ability to regain compliance with the continued listing requirements of the Nasdaq Capital Market and the risk that our common stock will be delisted if we cannot do so.

●	Our intellectual property portfolio.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	The impact of cybersecurity risks and incidents and the related actual or potential costs and consequences of such risks and incidents, including costs to limit such risks.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Our ability to generate internal growth.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Our ability to comply with our contractual covenants, including in respect to our debt.

●	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and those described from time to time in our future reports filed with the SEC. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Implications of being an Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	being permitted to present only two years of audited financial statements and only two years of related disclosure in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q;

●	being permitted to provide less extensive narrative disclosure than other public companies including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements;

●	being permitted to utilize exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and

●	being permitted to defer complying with certain changes in accounting standards.

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

Recent Events and Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders, which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff for several months during the second quarter of this year, and has forced our remaining staff as well as third-party contractors to work remotely. In addition, many staff members continue to operate remotely from their homes, which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. Assessment of the complete extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

Uroshield Update

In September 2020, the U.S. FDA exercised its enforcement discretion to allow distribution of our UroShield device in the United States. This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic.

Nasdaq Stockholders’ Equity Minimum

On September 14, 2018, we received a letter from the Listing Qualifications Staff (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In response, we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which request stayed any further action by the Staff. The hearing was held on September 24, 2020. To evidence compliance with the rule, we believe that Nasdaq may require that we have enough stockholders’ equity (in excess of $2.5 million) that would enable us to maintain stockholders’ equity of at least $2.5 million for up to 12 months, taking into account our historical losses, current operations and plans.

On October 6, 2020, we received formal notice that the Panel had granted our request for an extension through December 15, 2020 to evidence compliance with the rule. We expect to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

If compliance with the rule cannot be demonstrated by December 15, 2020, Nasdaq will provide written notification that our common stock could be delisted. In such event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no assurance that we will be able to regain compliance with the Nasdaq listing rules or maintain its listing on the Nasdaq Capital Market. If our common stock is delisted, it could be more difficult to buy or sell our common stock or to obtain accurate quotations, and the price of our common stock could suffer a material decline. Delisting could also impair our ability to raise capital.

Nasdaq Bid Price Minimum

On November 5, 2020, we received a letter from the Staff indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between September 24, 2020, through November 4, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until May 4, 2021 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, our common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event we do not regain compliance by the end of the Compliance Period, we may be eligible for additional time to regain compliance. To qualify, we will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If we meet these requirements, we may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that we will be unable to cure the deficiency, or if we are not otherwise eligible for the additional cure period, Nasdaq will provide notice that our common stock will be subject to delisting.

The letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the Nasdaq Capital Market, subject to our compliance with the other listing requirements of the Nasdaq Capital Market. Although we will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that we will be able to regain compliance with that rule or will otherwise be in compliance with other listing criteria of the Nasdaq Capital Market.

August 2020 Public Offering

On August 27, 2020, we sold an aggregate of 4,531,434 shares of common stock in an underwritten public offering, or the August 2020 Offering, at an offering price to the public of $0.75 per share. We received net proceeds from the August 2020 Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, of approximately $2.7 million.

September 2020 Public Offering

On September 25, 2020, we sold an aggregate of 1,794,783 shares of common stock in an underwritten public offering, or the September 2020 Offering, at an offering price to the public of $1.00 per share. We received net proceeds from the September 2020 Offering, after deducting underwriting discounts and commissions and other estimated offering expenses payable by us, of approximately $1.4 million.

Option Cancellation

On November 2, 2020, we entered into an option cancellation and release agreement (collectively, the “Cancellation Agreements”) with each of Brian Murphy, Christopher Fashek, Martin Goldstein, Michael Ferguson, Stephen Brown, and Thomas Mika (collectively, the “Option holders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 804,788 shares of our common stock at exercise prices ranging from $2.57 to $6.00 (the “Options”) previously granted to each of the Option holders. In exchange for the cancellation of the Options, we paid $1.00 to each Option holder.

Departure of Interim Chief Financial Officer

On October 5, 2020, we and James Cardwell, our former Interim Chief Financial Officer, agreed by mutual understanding that Mr. Cardwell’s employment as an officer and employee of the Company will cease as of October 5, 2020, in accordance with the terms of his CFO Consulting Agreement, dated June 1, 2019.

Appointment of Chief Financial Officer

On October 5, 2020, we entered into an Employment Agreement (the “Employment Agreement”) with Stephen Brown, pursuant to which we appointed Mr. Brown as Chief Financial Officer, effective October 5, 2020, with a term to continue in effect until terminated by either party. As consideration for his services as Chief Financial Officer, Mr. Brown is entitled to receive (i) an annual base salary of $200,000, less applicable payroll deductions and tax; (ii) reimbursement of any reasonable and customary, documented out-of-pocket expenses actually incurred by Mr. Brown in connection with the performance of his services under the Employment Agreement; and (iii) an annual bonus of $25,000, if earned, as determined by us in our sole discretion. Mr. Brown is also eligible to receive certain grants of incentive stock options to purchase shares of our common stock.

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

Results of Operations

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues. For the three months ended September 30, 2020 and 2019, our revenues were approximately $150,000 and $101,000 respectively, an increase of approximately 49%, or $49,000 between the periods. The increase was mainly due to increased sales to our distributors. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended September 30, 2020 and 2019, 100% of our revenues were attributable PainShield. For the three months ended September 30, 2020 and 2019, the percentage of revenues attributable to our disposable products was 7% and 12%, respectively. For the three months ended September 30, 2020 and 2019, the portion of our revenues that was derived from distributors was 85% and 93%, respectively.

Gross Profit. For the three months ended September 30, 2020 and 2019, gross profit was approximately $99,000 and $47,000, respectively, an increase of approximately 111% or $52,000, mainly due to more advantageous pricing with our distributors as opposed to discounts given in the prior period.

Gross profit as a percentage of revenues was approximately 66% and 47% for the three months ended September 30, 2020 and 2019, respectively. The increase in gross profit as a percentage is mainly due to the reason described above.

Research and Development Expenses. For the three months ended September 30, 2020 and 2019, research and development expenses were approximately $68,000 and $79,000, respectively, between the periods. The decrease was due to decreased activities related to our clinical trials in 2020.

Research and development expenses as a percentage of total revenues were approximately 45% and 78% for the three months ended September 30, 2020 and 2019, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended September 30, 2020 and 2019, selling and marketing expenses were approximately $289,000 and $228,000, respectively, an increase of approximately 27%, or $61,000, between the periods. The increase was primarily due to a restarting marketing programs after the capital raise in August 2020.

Selling and marketing expenses as a percentage of total revenues were approximately 193% and 226% for the three months ended September 30, 2020 and 2019, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2020 and 2019, general and administrative expenses were approximately $546,000 and $533,000, respectively, an increase of approximately 2%, or $13,000, between the periods.

General and administrative expenses as a percentage of total revenues were approximately 364% and 528% for the three months ended September 30, 2020 and 2019, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended September 30, 2020 and 2019, financial expenses, net was approximately $15,000 compared to $20,000, respectively, a decrease of approximately $5,000, between the periods. The decrease in 2020 was derived primarily from exchange rate adjustments.

Tax expenses. For the three months ended September 30, 2020 and 2019, there was a tax benefit of $20,000 and an expense of $2,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate, net of adjustments.

Net loss. Our net loss decreased by approximately $107,000, or 13%, to approximately $922,000 for the three months ended September 30, 2020 from approximately $815,000 in the same period of 2019. The decrease in net loss resulted primarily from the factors described above.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues. For the nine months ended September 30, 2020 and 2019, our revenues were approximately $533,000 and $443,000 respectively, an increase of approximately 20%, or $90,000 between the periods. The increase was mainly due to increased sales to our distributors. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the nine months ended September 30, 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the nine months ended September 30, 2019, the percentage of revenues attributable to our products was: PainShield - 54% and UroShield - 46%. For the nine months ended September 30, 2020 and 2019, the portion of our revenues that was derived from distributors was 68% and 59%, respectively.

Gross Profit. For the nine months ended September 30, 2020 and 2019, gross profit was approximately $188,000 and $307,000, respectively, a decrease of approximately 39% or $119,000, mainly due to an agreement with a distributor where we sold roughly $112,000 of products in the second quarter of 2020 at a steep discount in order to gain entry into a new market. We have since discontinued selling further products to this distributor.

Gross profit as a percentage of revenues was approximately 35% and 69% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in gross profit as a percentage is mainly due to the reason described above.

Research and Development Expenses. For the nine months ended September 30, 2020 and 2019, research and development expenses were approximately $131,000 and $381,000, respectively between the periods. The decrease was mainly due to there being no clinical trials during the nine months ended September 30, 2020 as well as the furloughing of our staff members in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

Research and development expenses as a percentage of total revenues were approximately 25% and 86% for the nine months ended September 30, 2020 and 2019, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the nine months ended September 30, 2020 and 2019, selling and marketing expenses were approximately $723,000 and $820,000, respectively, a decrease of approximately 12%, or $97,000, between the periods. The decrease was primarily due to a significant reduction in marketing activities including related traveling or conventions attended during the first two quarters of 2020 as well as a temporary reduction of salaries during the second quarter of 2020, both due to the impacts of the COVID-19 pandemic.

Selling and marketing expenses as a percentage of total revenues were approximately 136% and 185% for the nine months ended September 30, 2020 and 2019, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the nine months ended September 30, 2020 and 2019, general and administrative expenses were approximately $2,513,000 and $3,018,000, respectively, a decrease of approximately 17%, or $505,000, between the periods. The decrease was primarily due to the general and administrative portion of stock-based compensation expense of approximately $1,522,000 in 2019 compared to $291,000 in 2020, partially offset by an increase in consulting and legal fees in the nine months ended September 30, 2020.

General and administrative expenses as a percentage of total revenues were approximately 471% and 681% for the nine months ended September 30, 2020 and 2019, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the nine months ended September 30, 2020 and 2019, financial expenses, net was approximately $25,000 compared to a $71,000, respectively, a decrease of approximately $46,000, between the periods. The change was derived primarily from exchange rate adjustments.

Change in fair value of derivative liabilities. For the nine months ended September 30, 2020 and 2019, there was a change in fair value of derivative liabilities resulting in a gain of approximately $0 and $102,000, respectively, an increase of approximately $102,000, between the periods. The income in 2019 was derived from the valuation of derivative liabilities.

Loss on extinguishment of derivative liability. For the nine months ended September 30, 2020 and 2019, there was a loss on extinguishment of derivative liability of approximately $0 compared to $288,000, respectively. The loss in 2019 was derived from the extinguishment of embedded derivative liabilities upon repayment of its related debt.

Warrant modification expense. For the nine months ended September 30, 2020 and 2019, warrant modification expense was approximately $0 and $412,000, respectively. The warrant modification expense in 2019 was related to an amendment to warrants that extended the expiration date by two years.

Tax expenses. For the nine months ended September 30, 2020 and 2019, there was a tax benefit of $7,000 and an expense of $20,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate, net of adjustments.

Net loss. Our net loss decreased by approximately $1,281,000, or 28%, to approximately $3,320,000 for the nine months ended September 30, 2020 from approximately $4,601,000 in the same period of 2019. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We incurred losses in the amount of approximately $3,320,000 during the nine-month period ended September 30, 2020 and accumulated negative cash flow from operating activities of $2,073,000 for the nine-month period ended September 30, 2020.

In 2020, we raised $4,223,000 of net proceeds from the sale of common stock in underwritten public offering and received $42,000 from the Paycheck Protection Program. During the next twelve months management expects that we may need to raise additional capital to finance our losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We have been relying on past financing activities to meet our short-term liquidity requirements but may need to sell additional securities to advance our long-term plans. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales.

In connection with the lawsuit filed by our former officer and director in the Haifa Israel District Financial Court, we were required by the court to keep $350,000 of cash restricted. See Part II, Item 1. Legal Proceedings.

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

We do not have any material commitments to capital expenditures as of September 30, 2020, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

General. As of September 30, 2020, we had cash and restricted cash of approximately $3,531,000, compared to approximately $2,258,000 as of September 30, 2019. The increase is due to financing activities in the third quarter of 2020. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $2,073,000 for the nine months ended September 30, 2020 and $2,842,000 for the same period in 2019.

Cash provided by financing activities was approximately $4,265,000 for the nine months ended September 30, 2020 compared to $4,204,000 for the nine months ended September 30, 2019.

Off Balance Sheet Arrangements

Except as disclosed, as of September 30, 2020, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment, outcome of pending litigation as well issues that may continue to occur due to the development of the COVID-19 pandemic. While there were significant delays in the production of goods due to COVID-19 issues, presently, we are no longer experiencing such delays in the production of our products. However, the impact of the ongoing COVID-19 pandemic and its resurgence is currently indeterminable and rapidly evolving and may adversely affect our operations in the future, including significant delays in the production of goods. Additionally, the COVID-19 pandemic has also caused significant disruptions to the global financial markets, which may impact our ability to raise additional capital. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2019, filed with the SEC on May 20, 2020.

In addition, due to the recent cybersecurity incident reported in June 2020, we are continuing to review our established controls and procedures that involve cybersecurity matters to determine the potential material impact to our financial results, operations, and/or reputation to insure such incidents are immediately reported by management to the Board of Directors, or individual members or committees thereof, as appropriate, in accordance with our escalation framework and insure we have established procedures to ensure that management responsible for overseeing the effectiveness of disclosure controls is informed in a timely manner of known cybersecurity risks and incidents that may materially impact our operations and that timely public disclosure is made as appropriate.

During 2019, management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses. Our remediation activities included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. During the period covered by this Quarterly Report on Form 10-Q, we have not been able to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Although we have taken numerous steps, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for us to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of September 30, 2020.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting that occurred during the third quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We are subject to a lawsuit filed by our former officer and director, Jona Zumeris, on December 17, 2019 in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018. We believe that a major part of the allegations included in the suit are without merit, however, due to the uncertainties of litigation or mediation, we can give no assurance that we will be able to reach reasonable settlement, or if it were to proceed in court, prevail on the claims made against us in such lawsuit. The Israeli court issued a court order demanding that we restrict approximately $700,000 of our money until the matter is adjudicated. We appealed the court order. In February 2020, we agreed to restrict approximately $350,000 and agreed to try to settle the matter in mediation which commenced in May 2020 and is still ongoing. As of the date of this report, the mediation process has not yet concluded.

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

The UroShield has not been cleared or approved by the U.S. FDA, nor has it undergone the same type of review as an FDA-approved or cleared device.

In September 2020, the U.S. FDA exercised its enforcement discretion to allow distribution of our UroShield device in the United States. This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic. The U.S. FDA may terminate or revoke this enforcement discretion policy at any time (after which the applicable products may no longer be used). There is no guarantee that our collaborators or customers will purchase or use the UroShield, that any sales of UroShield by us will generate any revenue or profits, or that we will ever be successful in obtaining U.S. FDA clearance or approval for the UroShield.

The recent coronavirus pandemic may adversely affect our business.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, and our clients may encounter cash-flow issues that will delay their payments to us. In addition, remaining staff members have been forced to operate remotely from their homes, which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. Assessment of the complete extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

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

As disclosed in Part II, Item 4, “Controls and Procedures,” we have identified a material weakness in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of September 30, 2020. Our management has implemented remediation measures and expects that such measures will be sufficient to fully remediate the material weakness in our internal control over financial reporting that existed at September 30, 2020; however, we cannot guarantee that these steps will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

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

Furthermore, we and our third-party providers rely on electronic communications and information system to conduct our operations. We and our third-party providers have been, and may continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate bank accounting information, passwords, or other personal information or to introduce viruses or other malware to our information systems. In June 2020, we experienced a cybersecurity incident. Specifically, we believe that one or two unauthorized third parties were able to use an email domain similar to ours to convince two of our customers to send payments in the aggregate amount of approximately $308,000 to unauthorized bank accounts that should have been sent to us. As of the date of this filing, all funds have been recovered by the Company. Our management has launched an investigation into the incident and has notified the appropriate government authorities. We have been exploring a range of steps to enhance our security protections and prevent future unauthorized activity. Though we endeavor to mitigate these threats, such cyber-attacks against us or our third-party providers and business partners remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. Although we are making significant efforts to maintain the security and integrity of our information systems and are exploring various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

On September 14, 2018, we received a letter from the Staff of The Nasdaq Stock Market LLC notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires listed companies to maintain stockholders’ equity of at least $2.5 million. In response, we timely requested a hearing before the Panel, which request stayed any further action by the Staff. The hearing was held on September 24, 2020. To evidence compliance with the rule, we believe that Nasdaq may require that we have enough stockholders’ equity (in excess of $2.5 million) that would enable us to maintain stockholders’ equity of at least $2.5 million for up to 12 months, taking into account our historical losses, current operations and plans.

On October 6, 2020, we received formal notice that the Panel had granted our request for an extension through December 15, 2020 to evidence compliance with the rule. We expect to timely satisfy the terms of the Panel’s decision; however, there can be no assurance that it will be able to do so.

If compliance with the rule cannot be demonstrated by December 15, 2020, Nasdaq will provide written notification that our common stock could be delisted. In such event, Nasdaq rules permit us to appeal any delisting determination to a Nasdaq Hearings Panel.

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

A low trading price could lead Nasdaq to take actions toward delisting our common stock, including immediately delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market, and the quantitative listing standards of the Nasdaq Capital Market require, among other things, that listed companies maintain a minimum closing bid price of $1.00 per share. On November 5, 2020, we received a letter from the Staff indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between September 24, 2020, through November 4, 2020, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with the Compliance Period, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

We can regain compliance with this requirement if at any time before the expiration of the Compliance Period the closing bid price for our common stock is at least $1.00 per share for a minimum of ten consecutive business days. In the event we do not regain compliance during the Compliance Period, Nasdaq will provide notice that our common stock will be subject to delisting. At that time, we may appeal Nasdaq’s delisting determination to a Nasdaq Listing Hearings Panel. If we fail to regain compliance within our applicable cure period, or fail to satisfy other listing requirements, our common stock may be subject to delisting.

To resolve the noncompliance, we may consider available options including a reverse stock split, which may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the SEC. It is not uncommon for the market price of a company’s shares to decline in the period following a reverse stock split.

The letter has no immediate impact on the listing of our common stock, which will continue to be listed and traded on the Nasdaq Capital Market, subject to our compliance with the other listing requirements of the Nasdaq Capital Market. Although we will use all reasonable efforts to achieve compliance with Rule 5550(a)(2), there can be no assurance that we will be able to regain compliance with that rule or will otherwise be in compliance with other listing criteria the Nasdaq Capital Market. A delisting of our common stock from the Nasdaq Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to that certain consulting agreement, dated February 11, 2019, between us and Bespoke Growth Partners, Inc. (“Bespoke”), we issued 375,000 shares of common stock to Bespoke for its consulting services. Such issuance was undertaken in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof and Rule 506 of Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Amended and Restated Underwriting Agreement, dated August 24, 2020, between NanoVibronix, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on August 26, 2020).
1.2	Amended and Restated Underwriting Agreement, dated September 22, 2020, between NanoVibronix, Inc. and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 1.1 to the Form 8-K filed on September 24, 2020).
4.1	Form of Wainwright Warrant issued on August 27, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on August 26, 2020).
4.2	Form of Wainwright Warrant issued on September 25, 2020 (incorporated by reference to Exhibit 4.1 to the Form 8-K filed on September 24, 2020).
10.1±	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 8, 2020).
10.2±	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Form 8-K filed on November 4, 2020).
10.3±	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Form 8-K filed on November 4, 2020).
10.4±	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Form 8-K filed on November 4, 2020).
10.5±	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Form 8-K filed on November 4, 2020).
10.6±	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Form 8-K filed on November 4, 2020).
10.7±	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Form 8-K filed on November 4, 2020).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.
±	Management contract or any compensatory plan, contracts or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: November 16, 2020	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: November 16, 2020	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

