Form 10-K
period 2020-12-31
NanoVibronix, Inc.
filed 2021-04-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of our common stock held by non-affiliates as of June 30, 2020, was approximately $9,447,579.

The number of shares outstanding of the registrant’s Common Stock as of March 23, 2021 was 24,109,635 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

ITEM 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risk are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K. The following is a summary of such risks:

●	Our history of losses and expectation of continued losses.
●	The risk that we may not obtain the requisite votes at our special meeting to ratify an increase in the number of authorized shares of common stock and the related issuance of such shares.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures and cyber-attacks.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	Risks related to our operations in Israel, including political, economic and military instability.
●	The price of our securities is volatile with limited trading volume
●	Our ability to comply with the continued listing requirements of the NASDAQ capital market.
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Our ability to generate internal growth.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.
●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Risks related to our operations in Israel.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

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

Overview

We were organized as a Delaware corporation in October 2003. Through our wholly-owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on noninvasive biological response-activating devices that target biofilm prevention, pain therapy , and wound healing and can be administered at home, without the assistance of medical professionals. Our primary products, which are in various stages of clinical and market development, currently consist of:

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

Each of our UroShield, PainShield, and WoundShield products employs a small, disposable transducer that transmits low frequency, low intensity ultrasound acoustic waves that seek to repair and regenerate tissue, musculoskeletal and vascular structures, and decrease biofilm formation on urinary catheters and associated urinary tract infections. Through their size, effectiveness and ease of use, these products are intended to eliminate the need for technicians and medical personnel to manually administer ultrasound treatment through large transducers, thereby promoting patient independence and enabling more cost-effective home-based care.

PainShield is currently cleared for marketing in the United States by the U.S. Food and Drug Administration. In September 2020, the U.S. Food and Drug Administration exercised its Enforcement Discretion to allow distribution of the UroShield device in the U.S. during the COVID-19 pandemic. While the permitted use is currently temporary, it does permit the import of the UroShield to the U.S. during the COVID-19 pandemic. All three of our products have CE Mark approval in the European Union, and a certificate allowing us to sell PainShield, UroShield and WoundShield in Israel. We are able to sell PainShield, UroShield and WoundShield in India and Ecuador based on our CE Mark. We have consummated sales of PainShield and UroShield in the relevant markets, although to date sales have been minimal; WoundShield has not generated significant revenue to date. Outside of the United States we generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield and UroShield requires a prescription from a licensed healthcare practitioner. If U.S. Food and Drug Administration clearance is obtained, we anticipate that WoundShield will require a prescription from a licensed healthcare practitioner in the United States. UroShield has been approved through the U.S. Food and Drug Administration under Enforcement Discretion for the duration of the Covid-19 health emergency and is intended to be sold directly to health care facilities and therefore will not require a prescription for these venues. However, in other countries in which we sell PainShield, UroShield, and WoundShield, such products are eligible for sale without a prescription.

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our UroShield, PainShield, and WoundShield products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, prior to January 2020, we only had reimbursement codes in the United States (i.e., CPT codes) for clinical use only. Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (CMS) approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for Durable Medical Equipment, or DME, through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004. With respect to UroShield, which may be used in a clinical and home setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We are seeking reimbursement codes for use of our products in the markets in which we have regulatory authority, including the United States, to sell such products. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes and there is no guarantee that we will be successful in obtaining such codes quickly, or at all. We have engaged two reimbursement experts, Redemption Revenue Cycle Solutions, LLC, and McGuire Woods, to help facilitate insurance reimbursement.

We have completed six separate clinical studies with UroShield that together evaluated approximately 194 patients with urinary catheters. In patients where the UroShield product was used there were no serious adverse events reported, while a variety of clinical beneficial observations were seen including: catheter biofilm reduction, reduction in catheter associated pain, reduction in urinary tract infections, and a significant decrease in bacteriuria rates. We completed a double blind clinical trial for UroShield in the United States in October 2018. The results of the study, entitled “The Effect of Surface Acoustic Waves on Bacterial Load and Preventing Catheter-Associated Urinary Tract Infections (CAUTI) in Long Term Indwelling Catheters,” were published in the December 2018 issue of Medical & Surgical Urology, a peer-reviewed journal in the field of urology. In the study, 55 patients in a skilled nursing facility chain treated with long term indwelling catheters were evaluated. There was a significant difference between the treated group and the placebo group in the number of colony forming units (“CFU”) present upon evaluation, as well as on the number of treated urinary tract infections (“UTI”), and the effect lasted beyond the time of active treatment. The study concluded that the UroShield™ device was shown to be effective in significantly reducing the number of CFUs in patients with indwelling catheters. The study also concluded that the UroShield™ device was shown to be effective in reducing the number of treated UTIs in this patient population, and surface acoustic waves in the form of the UroShield™ device is an effective tool in the prevention of catheter-associated UTI and while further evaluation is encouraged, can be safely utilized with a high likelihood of success. In July 2017, we engaged Idonea Solutions, Inc., an FDA consultant, to assist in our efforts to obtain clearance under the FDA’s Enforcement Discretion, and obtain 510(K) clearance which is still ongoing. If we are successful, we intend to pursue obtaining reimbursement codes and to target completion of partnerships with leading catheter product companies for sales and marketing efforts in the United States. The Company has entered into recent distribution partnerships for UroShield in the United States, U.K., Switzerland, Israel, India, and New Zealand.

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

Recent Developments

Effective as of January 2020, the U.S. CMS approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004, as discussed above.

In March 2020, we signed a license agreement with Sanuwave Health, Inc. (“Sanuwave”) for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, we will receive warrants to purchase 127,000 shares of Sanuwave stock, a $250,000 milestone payment based on receipt of U.S. Food and Drug Administration approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to our WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world, as discussed above.

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

In December 2020, we amended and restated our original distribution agreement with Ultra Pain Products, Inc. (“UPPI”). Under the terms of the new agreement, which extend the term and increase minimum purchase requirements, UPPI will be the exclusive distributor of privately labeled PainShield® and PainShield® PlusTM devices to the Durable Medical Equipment (DME) distribution sector of the healthcare market in the United States. By this new private label agreement, we have expanded our revenue opportunity with UPPI, effectively increasing what was an initial revenue target of $1.1 million over two years to $7.8 million over three years.

Our business plan continues to focus on these types of transactions/agreements. We continue to focus on the foundational aspects of each respective product, including the design and performance of each, the reimbursement, regulatory status, and quality control, in order to strengthen our position with prospective partners.

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

Micro Vibrations Technology and Our Products

It is well established that increasing blood flow to the wound and peri-wound area helps accelerate the healing of ischemic wounds. Micro-vibrations applied on the skin tissue increase local blood flow and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that are helpful for the wound healing process. Vibration therapy has been found to stimulate blood flow due to mechanical stresses of endothelial cells resulting in increased production of nitric oxide and vasodilation, as well as increase soft tissue and skin circulation. (Maloney-Hinds et al., “The Role of Nitric Oxide in Skin Blood Flow Increases due to vibration in healthy adults and adults with type 2 diabetes,” School of Medicine, Loma Linda University. Ca. Diabetes Technology & Therapeutics, 2009 p. 39-43). In addition, micro vibrations induce skin surface nerve axon reflex and type IIa muscle fibers contraction rates, resulting in vasodilation (Nakagami et al., “Effect of vibration on skin blood flow in an in vivo microcirculatory model”, The University of Tokyo, Bio-Science Trends 2007; 1 (3): 161-166). Ten minutes of vibration therapy with laser doppler revealed a consistent increase in water content of the upper dermis (TJ Ryan et al., “The effect of mechanical forces (vibration or external compression) on the dermal water content of the upper dermis and epidermis, assessed by high frequency ultrasound”, Oxford Wound Healing Institute, Journal of Tissue Viability, 2001. In another study, mean blood flow increase was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., “The effect of multidirectional mechanical vibration on peripheral circulation of humans”, University of Otago New Zealand, Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood for a minimum of 10 minutes following treatment (Lohman et al., “The effect of whole body vibration on lower extremity skin blood flow in normal subjects”, Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., “Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans”, J Appl Physiol, 2007, 103:474-483, Yue Z. et al., “On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis”, Studies Appl Math, 2007, 119:95-109). Of import with respect to diabetic wounds, in which a prolonged inflammatory phase occurs, vibration vasodilation has generated an indirect anti-inflammatory action, mainly by suppression of nuclear factor-kβ, the key gene for inflammatory mediators (Sackner, M.A., “Nitric Oxide is released into circulation with whole-body, periodic acceleration”, Chest 2005;127;30-39).

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

Our Products

Product Design, Packaging, Identity

All products were redesigned in the fourth quarter 2019, with an updated look and improved performance. These new designs were coupled with new branding, packaging, instructional manuals, and marketing materials. Beginning in the fourth quarter of 2019, our manufacturers in China have commenced producing the redesigned products for distribution and delivered their first completed units in April 2020.

UroShield

UroShield is intended to prevent bacterial colonization and biofilm formation, increase antibiotic efficacy in the catheter lumen and decrease pain and discomfort associated with urinary catheter use. It is designed to be used with any type of indwelling urinary catheter regardless of the material or coating. We believe that UroShield may be the first medical device on the market that attempts to simultaneously address all of the aforementioned catheter-related issues. UroShield is similar in design to WoundShield and PainShield, in that it uses a driver unit that produces low frequency, low intensity ultrasound. The driver unit connects to a disposable transducer that is clipped onto the external portion of the catheter to deliver ultrasound therapy to all catheter surfaces as well as the tissue surrounding the catheter.

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

UroShield has undergone a number of clinical trials. The Heidelberg 1 trial, conducted in 2005-2006, which we sponsored, was a 22 patient randomized, double blind, sham-controlled, independent trial that tested UroShield’s safety and ability to prevent biofilm in patients with an indwelling Foley catheter. The trial demonstrated that UroShield prevented biofilm in all patients with the active device as compared to biofilm being found in seven of eleven of the control patients. In addition, there was a marked decrease in pain, discomfort and spasm in the active UroShield patients, as evidenced by a statistically significant decrease in the requirement for the medications required to treat urinary catheter associated pain and discomfort (Ikinger U, “Biofilm Prevention by Surface Acoustic Nanowaves: A New Approach to Urinary Tract Infections?,” 25th World Congress of Endourology and SWL, Cancun, Mexico, October 2007).

In a subsequent physician-sponsored trial, known as Heidelberg 2, conducted in 2007, 40 patients who underwent radical prostatectomies were divided into two groups, with the active group receiving one intra-operative dose of antibiotics and UroShield and the control group receiving one intra-operative dose of antibiotics and then five subsequent doses over three days. At the end of the trial, the control group had four cases of bacteriuria, as compared to one in the active group. In a third trial, a physician-sponsored open label trial, 10 patients who received emergency placement of a urinary catheter due to acute obstruction were given a UroShield device and followed with regard to their pain, discomfort, spasm and overall well-being. Within 24 hours, all patients showed improvement and increased toleration of the catheter (Zillich S., Ikinger U, “Biofilmprävention durch akustische Nanowellen: Ein neuer Aspekt bei katheterassoziierten Harnwegsinfektionen?,” Gesellschaft für Urologie, Heilbronn, Germany, May 2008). We supplied devices for this trial, but had no further involvement with it.

As recently announced, the Company submitted to The National Institute for Health and Care Excellence, for review, the findings from an independent evaluation of its UroShield® device on patients who had used the device for up to two years. Clinical data from the study conducted by Coventry University’s Assistant Professor, Ksenija Maravic da Silva, during 2020 reported statistically significant outcomes for the device including a reduced number of urinary tract infections (UTIs), reduced instances of prescribed antibiotics, reduced catheter blockages, reduced the need for unplanned catheter changes and reduced pain reported as a result of catheter associated complications. The study also provided important insights into the lives of those using the device including improvement of overall well-being, relating specifically to decreased levels of worry and increased ability to socialize. In addition, patient feedback on product improvements was addressed and has been incorporated in the present commercially available device.

Market for UroShield

According to the Centers for Disease Control and Prevention, urinary tract infection (UTI) is an infection involving any part of the urinary system, including urethra, bladder, ureters, and kidney. UTIs are the most common type of healthcare-associated infection reported to the National Healthcare Safety Network (NHSN). Among UTIs acquired in the hospital, approximately 75% are associated with a urinary catheter, which is a tube inserted into the bladder through the urethra to drain urine. Between 15-25% of hospitalized patients receive urinary catheters during their hospital stay. The most important risk factor for developing a catheter-acquired urinary tract infection (CAUTI) is prolonged use of the urinary catheter.

This study was written up in the December 2018 issue of “Medical & Surgical Urology”, a leading peer-reviewed journal in the field of urology.

Approximately 15-25% of patients who are admitted to a hospital will have an indwelling catheter at some point during their stay and 7% of nursing home residents are managed by long term catheterization.

CAUTI is the most common nosocomial infection in hospitals and nursing homes, representing over 40% of all hospital-acquired infections (HAIs) and 20% of intensive care unit HAIs (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March–April 2001). In addition, CAUTIs are the source for approximately 20% of healthcare acquired bacteremia in acute care and 50% in long-term care facilities (Nicolle, Lindsay E. “Catheter Associated Urinary Tract Infections.” Antimicrobial Resistance and Infection Control 3 (2014). The risk of acquiring CAUTI depends on the method and duration of catheterization and patient susceptibility. Patients requiring a urinary catheter have a daily risk of approximately five percent of developing bacteriuria and approximately 25% of patients develop nosocomial bacteriuria or candiduria over one week (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March–April 2001). Virtually all patients requiring indwelling urinary catheters for longer than a month become bacteriuric.

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

The global catheter market size was valued at USD 37.3 billion in 2018 and is expected to witness a CAGR of 9.7% through 2026. Rising prevalence of chronic disorders leading to hospitalization has fueled the growth of this market. Presence of multi-national manufacturers, improving medical facilities, supportive insurance policies are also some of the key factors propelling the market growth. North America is the largest regional market due to the presence of multi-national manufacturers and sophisticated healthcare infrastructure along with high product awareness levels. Asia Pacific is projected to expand at the maximum CAGR of 10.4%, over the study period. According to a Grandview research report published 2018, there are 25 million Foley catheters sold annually in the United States and 75 million catheters sold elsewhere yielding a total global Foley catheter market of 100 million units worldwide. The cost to treat a simple CAUTI has been estimated at $13,793 per case (AHRQ), and the cost of treating bacteremia has been estimated at $8,355 (NIH) per case, yielding a total healthcare burden of $830 million per year. While there are currently both antibiotic and silver coated catheters in the market, they often sell for approximately $10 above the non-antimicrobial equivalent.

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

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications. While UroShield has been approved by the U.S. Food and Drug Administration (“FDA”) under Enforcement Discretion during the COVID-19 health emergency, if we do not obtain permanent clearance from the FDA, UroShield may be unable to successfully compete in this market due to an inability to obtain such permanent clearance from the FDA and failure to be adopted by health care practitioners and facilities.

Regulatory Strategy

UroShield received CE Mark approval in September 2007 and was also approved for sale by the Israeli Ministry of Health in 2008. We are able to sell UroShield in India and Ecuador based on our CE Mark. UroShield was granted a Canadian medical device license in September 2016, although, due to a modification of regulatory standards in Canada, we have lost our Canadian license. We are working toward reinstatement of our Canadian license. To that extent, we passed an audit in November 2020 with a notified body and we are waiting on a certificate.

In the European Union, UroShield has been marketed for the prevention of biofilm, decreased pain and discomfort associated with urinary catheters and increased antibiotic efficacy.

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of the UroShield device in the United States. According to the FDA, “UroShield® device can use Intended Use Code (IUC) 081.006: Enforcement discretion per final guidance, and FDA product code QMK (extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic)”.

Accordingly, the FDA’s Enforcement Discretion clears the way for import of UroShield to the U.S. during the Covid-19 pandemic, immensely expanding the company’s addressable market for the device during this time period. The device is designed to aid in the prevention of CAUTI incidence in patients requiring long-term indwelling catheterization.

After reviewing the body of scientific evidence that we presented, the FDA took decisive action to clear the way for patient access to UroShield for the duration of the Covid-19 pandemic. The evidence presented to the FDA on UroShield demonstrated decreases in the risk of catheter-associated urinary tract infections and related complications in patients using UroShield who required long-term indwelling catheterization. Importantly, we are unaware of any other commercially available device that can prevent catheter-associated urinary tract infection incidence and achieve results comparable to UroShield.

We intend to seek 510K clearance from the U.S. Food and Drug Administration through the de novo classification process for UroShield. We are currently seeking advice from the FDA prior to submission.

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

The chemical characterization of leachables was intended to demonstrate safety for UroShield device for 30-day use with a urinary catheter. The study compared leachables from a group consisting of 3 uncoated silicone catheters with leachables from a group consisting of 3 uncoated silicone catheters with UroShield attached to it. All catheters were identical in their size, material composition and manufacturer.

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

Sales and Marketing

Since the FDA exercised its Enforcement Discretion to allow the distribution of the UroShield device in the United States, we have been actively seeking partnerships for marketing our product in the United States. We believe the business opportunity for UroShield is in the hundreds of millions in U.S. dollars to the extent that UroShield obtains permanent 510(k) clearance from the FDA, is recognized as effective and becomes widely adopted for use in catheters. To that end, we are seeking a strategic partnership with various companies which have an existing “footprint” in the Urology market. Those discussions and negotiations are ongoing at this time. We have appointed distributors for UroShield in the United Kingdom and, and an outside management organization, Morulaa Health, to assist with regulatory matters and distribution of UroShield in India. Each of these distributors is paid a small retainer and will be paid a commission between 10 to 20% of sales going forward. Total payments to these distributors totaled under $10,000 in 2020.

We announced in May 2020, that we had expanded our license agreement with Ideal Medical International Limited to include exclusive rights to distribute the Company’s UroShield® and PainShield® technologies in Canada and Turkey.

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

Purpose	Doctor/Location	Time, subjects	Objectives	Results
Evaluation of the UroShield in urinary and nephrostomies to reduce bacteriuria Physician initiated	Prof. P.Tenke, Hungary	2010-2011 27 patients	● Pain, disability and QOL ● Catheter patency ● Bacteriuria / UTI ● Hospitalization period ● Analgesics and Antibiotics intake	Showed reduction in pain and significant decrease in bacteriuria rate.

Double Blind, Randomized Control Study for Prevention of Bacterial Colonization and UTI associated with Indwelling Urinary Catheters	Dr. Shira Markowitz Buffalo, NY	2017 55 patients	To demonstrate the use of the UroShield reduces bacterial colonization on the urinary catheter	Final results entitled “The Effect of Surface Acoustic Waves on Bacterial Load and Preventing Catheter-Associated Urinary Tract Infections (CAUTI) in Long Term Indwelling Catheters,” which was published in the December 2018 issue of Medical & Surgical Urology, a leading peer-reviewed journal in the field of urology.
Mean improvement advantage in treatment vs control was 87.2K CFU, (t (53) 18.1, p<0.001) at thirty days. At 60 days the mean improvement advantage in treatment vs control was 87.5K CFU, (t (53) 18.1, p<0.001). At 90 days the mean improvement advantage in treatment vs control was 79.3K CFU, (t (53) 12.4, p<0.001).

Purpose	Doctor/Location	Time, subjects	Objectives	Results

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

Purpose	Doctor/Location	Time, subjects	Objectives	Results
UroShield Randomized Control trial	5 different nursing facilities	2017 - 2018 51 subjects	51 subjects were evaluated with 26 in the active/treatment group and 25 in the control group. All patients had been treated for at least one incident of a catheter-acquired urinary tract infection (CAUTI) requiring antibiotics in the preceding 6 months prior to trial initiation.	At the 90-day evaluation, 13 of 25 subjects (52%) in the control group developed a CAUTI requiring systemic antibiotics while only 1 of 26 patients (4%) in the UroShield™ group required antibiotic. All study subjects had an initial colony count of greater than 100,000 CFU cultured from their urinary tract. At thirty days, all subjects within the control group showed no change in the number of their bacteria count which was greater than 100,000 CFU, while those in the treatment group showed a reduction to 10,000 CFU in 15 of 26 subjects and only 1,000 CFU in 10 of 26 subjects, proving a decrease in both bacterial colonization and the incidence of Urinary Tract Infection.

Recently Completed, Current, Ongoing and Planned Clinical Trial

In July 2019, a 23 -patient trial was completed in Norwich, United Kingdom. The trial was initiated to satisfy the requirements for adoption within the UK National Health Service. Results of the trial have not been published. The hospital that completed the patient trial continues to use the UroShield device.

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

UroShield-In vivo study is being conducted by Dr. Blayne Welk MD MSc and Dr. Jeremy Burton MSc PhD. The study, entitled “Low energy surface waves to prevent urinary infections and catheter associated symptoms among patients with neurogenic bladder dysfunction”. The intent is to conduct a pilot study to determine if the UroShield device can reduce catheter symptoms, improve urinary quality of life, and reduce catheter biofilm formation and bacteriuria among patients with neurogenic bladder dysfunction and an indwelling catheter. The study is ongoing but the recruitment has slowed due to the Covid-19 pandemic.

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

Regulatory Strategy

PainShield received 510(k) clearance from the U.S. Food and Drug Administration in August 2008 for treatment of pain relief. PainShield received CE Mark approval in July 2008 and was also approved for sale by the Israeli Ministry of Health in 2010. We are able to sell PainShield in India and Ecuador based on our CE Mark. We are in discussions with a distributor in Southeast Asia, and, if a distributor is engaged, intend to seek regulatory approvals for PainShield in Southeast Asia through such distributor.

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

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain, such as tendonitis, sports injuries, pelvic pain and neurologic pain and we have sold over 5,000 units since its introduction. We have entered into distribution agreements in United States, Europe, Asia and India for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and Ecuador. In addition, we sell PainShield directly to patients through our website. We are currently ramping up our marketing efforts in the U.S. market and throughout the world to establish licensing and private label partnerships as well.

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

Clinical Trials

To date, we have conducted or are in the process of conducting the clinical trials set forth below:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
A sound solution for Trigeminal Neuralgia Physician initiated	Dr. Ch. Adahan Sheba Medical Center	2009 15 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	73% of the subjects experienced complete or near complete relief.

Randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigeminal neuralgia pain For Ph.D., Funded by Israeli Ministry of Health	Dr. M. Zwecker Chaim Sheba Medical Center, Tel Hashomer, Israel	2012-2012 16 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	In conclusion this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease.

Purpose	Doctor/Location	Time, subjects	Objectives	Results
Treating Rutgers university athletic injuries with bandaid sized ultrasound unit PainShield	R. Monaco, G. Sherman, Rutgers University Athletic, Rutgers, New Jersey	2011 35 patients

●To assess the pain, functional capacity and discomfort of the subject

●To assess the subject’s quality of life

●To assess the injury status

●To assess the efficacy of the treatment

●To assess compliance factors

Active group:

74% had improvement, 26% no change

Sham group:

56% no change, 44% had improvement

This is an indication of the effectiveness of the device.

Lack of funding for statistical analysis has stopped this trial prior to fulfillment.

Reduction of chronic abdominal and pelvic pain, urological and GI symptoms using wearable device delivering low frequency ultrasound	D. Wiseman, Synechion Institute for Pelvic Pain	2011 19 patients	●To assess the efficacy of PainShield for pelvic and related pain	Improvement in pain related symptoms noted for all symptoms.

The Effects of the NanoVibronix’s PainShield® Surface Acoustic Waves on the Symptoms of Lateral Epicondylitis	Dr. David Lemak, a leading orthopedic surgeon with Birmingham Orthopedic and Sports Specialists.	2019, 24 patients	A randomized, double blinded study for 30 days that evaluated the effectiveness and safety of PainShield™ Surface Acoustic Wave (SAW) technology on patients suffering from pain and discomfort, as well as limited mobility caused by the effects of chronic or acute lateral epicondylitis (LE) (“tennis elbow”).	We plan to publish an article at the time and in conjunction with adding a marketing partner.

The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia	Shira Markowitz, MD, New York, NY	Early 2018 59 patients	To measure pain scores, quality of life, and breakthrough drug use of 59 patients with a diagnosis of unilateral trigeminal neuralgia.	There was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken, which was directly correlated to pain experienced during treatment. Specifically, the treatment group experienced a 55.2% improvement in baseline pain scores versus 2.3% for the control group. The treatment group experienced a 46.4% reduction in breakthrough pain medication versus 1.5% for the control group.

If we are able to obtain sufficient funding, we anticipate conducting the following clinical trials:

Trial	Place	Start Date/Timing	Objectives
PainShield for Pelvic Pain 200 patient trial	To be determined	To be determined	Safety and Efficacy of PainShield in Chronic Pelvic Pain

WoundShield®

Our WoundShield product was granted the European Wound Closure Customer Value Leadership Award, Ultrasound Therapy – Wound Closure in 2014. WoundShield is intended to treat acute and chronic wounds with a disposable treatment patch that delivers localized therapeutic low frequency ultrasound. The WoundShield patch has two configurations: one that is placed adjacent to the wound and another, called the instillation patch, that is placed on the wound to enable instillation through sonophoresis, a process that increases the absorption of semisolid topical compounds, including medications, into the skin. Based on studies conducted by BIO-EC Microbiology Laboratory and Rosenblum, we believe that our WoundShield product possesses significant potential for the treatment of, among other things, diabetic foot ulcers and burns (Gasser P, Study Report delivered by BIO-EC Microbiology Laboratory, Dec 2007, which we ordered, paid for, and provided devices for; Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices but had no further involvement). In March 2020, we signed a license agreement with Sanuwave Health, Inc. (“Sanuwave”) for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, NanoVibronix received 127,000 warrants of Sanuwave stock upon signing, will receive a $250,000 milestone payment based on FDA approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to the Company’s WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world.

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

The most common method of oxygen administration for wound healing is hyperbaric oxygen therapy, especially to treat specific ulcerations in diabetic patients. Hyperbaric oxygen therapy has been shown to increase vascular endothelial growth factor expression, which measures the creation of new blood vessels (Fok TC, at el, “Hyperbaric oxygen results in increased vascular endothelial growth factor (VEGF) protein expression in rabbit calvarial critical-sized defects”, Schulich School of Medicine and Dentistry, University of Western Ontario, Canada). The activation of endothelial cells by VEGF sets in motion a series of steps toward the creation of new blood vessels (J Lewis et al, National Cancer Institute, Understanding Cancer and Related Topics, Understanding Angiogenesis). We believe that the WoundShield instillation patch, which can be used as an oxygen instillation system, will be complementary to, or in some cases an alternative to, the use of hyperbaric chamber therapy. This complementary treatment option will allow the treating physician greater therapeutic versatility in treating wounds. For a certain populace of patients, we believe that the WoundShield instillation patch could provide physicians with an alternative to hyperbaric oxygen therapy because it provides the same benefits as hyperbaric oxygen therapy at a lower cost to the patient. There are a number of competitors in the hyperbaric chamber therapy market, including approximately eight companies in the United States. Due to their size, in general these companies may have the same advantages over us discussed with respect to our competitors in the first paragraph of this section. However, we believe that the WoundShield instillation patch possesses certain advantages over the existing hyperbaric chamber therapy, including lower cost and greater ease of use. In addition, we believe that the WoundShield instillation patch will not necessarily compete with hyperbaric chamber therapy, but rather will often complement such therapy.

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

Our general regulatory strategy for WoundShield has been focused on seeking U.S. Food and Drug Administration approval for a variety of indications. WoundShield obtained CE Mark approval in November 2012. Sanuwave has received the worldwide, exclusive rights to the Company’s WoundShield product and technology. Accordingly, the Company does not expect to continue to directly engage in sales and marketing activities for the WoundShield technology and expects Sanuwave to undertake such activities.

Sales and Marketing

WoundShield has generated minimal revenues to date. In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology.

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

Third Party Reimbursement

NanoVibronix has entered into an agreement with Redemption Revenue Cycle Solutions LLC (“RRCS”), beginning on January 1, 2019. RRCS has an expertise in establishing reimbursement at a reasonable rate, and facilitating the billing for both NanoVibronix and its distributors. We have also retained McGuireWoods to assist in improving our PainShield reimbursement.

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, among others. These third -party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third -party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third -party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been approved or cleared by the U.S. Food and Drug Administration for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third -party payers.

In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that procedures using our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost-effective by third party payers, that an adequate level of reimbursement will be available or that the third -party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably.

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

Obtaining reimbursement approval for a product from any government or other third -party payer is a time-consuming and costly process that could require us or our distributors to provide supporting scientific, clinical and cost-effectiveness data for the use of our product to each payer. Even if a code is obtained for a product, a third -party payer must still make coverage and payment determinations. When a payer determines that a product is eligible for reimbursement, the payer may impose coverage limitations that preclude payment for some uses that are approved by the FDA or other foreign regulatory authorities. We believe that the overall escalating costs of medical products and services has led to, and will continue to lead to, increased pressures on the health care industry to reduce the costs of products and services. In addition, health care reform measures, as well as legislative and regulatory initiatives at the federal and state levels, create significant additional uncertainties. There can be no assurance that third party coverage and reimbursement will be available or adequate, or that future legislation, regulation, or reimbursement policies of third -party payers will not adversely affect the demand for our products or our ability to sell these products on a profitable basis. The unavailability or inadequacy of third -party payer coverage or reimbursement would have a material adverse effect on our business, operating results and financial condition.

UroShield. We expect these products to be used in inpatient settings and therefore reimbursed under the Diagnosis Related Group (DRG) or per diem reimbursement system. In addition, in an outpatient or home setting, we anticipate that these products will initially be purchased privately until a reimbursement code is obtained. However, we believe that if we can empirically demonstrate UroShield’s efficacy in preventing recurrent hospitals admission in chronic Foley catheter patients and reducing overall per-patient cost, third party payers may accelerate the reimbursement approval process since the device could reduce their overall per-patient cost. We believe the natural progression of the adoption of this technology will allow for use in the home setting. We intend to pursue reimbursement in the Medicare Part B code to support the use for long term catheter use and infection prevention in the home.

PainShield. Effective as of January 2020, CMS approval for Medicare reimbursement was added through code K1004. The value of the reimbursement has not yet been confirmed.

WoundShield. We believe that the initial usage of these products will be in the hospital setting. Reimbursement in the hospital setting is typically governed by the DRG system, which is a prospective payment methodology that assigns a predetermined, fixed amount based on the patient’s diagnoses. Such reimbursement will be sought by Sanuwave Health Inc. as the licensee of this technology.

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

Intellectual Property

Stemming from a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other contracts, our intellectual property rights represent a vital resource to the management of our company. Therefore, we are continuing our practice of investing in obtaining appropriate legal protection for our innovations whenever possible. Moreover, we have begun adopting a more integrative approach to the management of our intellectual property that mutually aligns with our ongoing R&D strategies, commercial opportunities based on market analyses, and longer-term business objectives.

From our patented technologies to our trademarked brands, we believe our intellectual property has substantial value and has significantly contributed to our success to date.

Patents

We seek patent protection for our inventions not only to differentiate our products and technologies, but also to develop opportunities for licensing and secure our rights to profits therefrom.

Our patent portfolio includes at least the following issued patents, as well as a number of corresponding foreign patents in relevant jurisdictions: (1) U.S. Patent No. 7,393,501 to “Method, Apparatus and System for Treating Biofilms Associated With Catheters” (expiring on December 19, 2023); (2) U.S. Patent No. 7,829,029 to “Acoustic Add-On Device for Biofilm Prevention in Urinary Catheter” (expiring on October 27, 2025); (3) U.S. Patent No. 9,028,748 to “System and Method for Surface Acoustic Wave Treatment of Medical Devices” (expiring on July 11, 2030); and (4) U.S. Patent No. 9,585,977 directed to “System and Method for Surface Acoustic Waves Treatment of Skin” (expiring on August 20, 2033). These patents cover a wide range of embodiments and applications of our proprietary surface acoustic wave (SAW) technology, including our commercialized PAINSHIELD®, PAINSHIELD PLUSTM, WOUNDSHIELD® and UROSHIELD® devices. Specifically, the patents provide for methods of generating SAW on surfaces of indwelling medical devices and to topical and urological applications therefor for alleviating pain, wound healing, and preventing formation of bacterial biofilms on catheters.

In addition to the rights afforded by the issued patents referenced above, on September 3, 2020, we filed U.S. Patent Application No. 17/025,969 directed to “A Transdermal Patch of a Portable Ultrasound-Generating System for Improved Delivery of Therapeutic Agents and Associated Methods of Treatment.” This application covers applications of our existing technology to novel configurations of transdermal patches for improved transdermal administration of various therapeutic agents, including to the administration of therapeutically effective dosages of various drug products, including, but not limited to, cannabis products. Finally, on January 2, 2021, we filed Provisional Patent Application No. 63/134,956 directed to “System and Methods for Treating Pain in a Subject by Targeted Application of Surface Acoustic Waves (SAW).” This application covers embodiments relating to our most recently commercialized PainShield PLUSTM device. A non-provisional application for the above will be filed in the near future, but well before the January 2, 2022 due date.

We continue to develop and broaden our existing portfolio relating to our SAW technology platform and to possible new applications thereof. In addition, we have been exploring opportunities for other proprietary products in which our proprietary SAW technology could provide significant or improved therapeutic benefits.

We believe the granted patents and patent applications collectively cover our existing products to the extent necessary and may also be useful for protecting some of our future technology developments. To date, we are not aware of other companies that have patent rights to comparable systems and methods for surface acoustic wave treatment for skin.

We intend to continue patenting new technology as it is developed, and to actively pursue any infringement of any of our patents. As we continue to develop and broaden our existing portfolio, our primary focus is to explore potential new applications of our SAW technology. We are also exploring opportunities for other proprietary products in which our proprietary SAW technology could provide significant or improved therapeutic benefits.

Trademarks

In addition to patent protection, we own numerous registered trademarks for our commercialized WOUNDSHIELD® (in the U.S. and Canada), PAINSHIELD following, NanoVibronix® (in the U.S. and Canada), WOUNDSHIELD® (in the U.S. and Canada), PAINSHIELD®. (in the U.S. and Canada), and UROSHIELD® (in the U.S.). Generally, the protection afforded by trademarks is perpetual, subject to paying timely renewals and continuing proper use in commerce. In addition to the above, we expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

Other Rights

We regularly enter into, and rely on, confidentiality and proprietary rights agreements with our employees, consultants, contractors and business partners to protect our trade secrets, proprietary technology and other confidential information. We control the use of our proprietary technology through relevant provisions, notifications, and disclaimers provided on our website, our customer terms of use, and our vendor terms and conditions.

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

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of the UroShield device in the United States. According to the FDA, “UroShield® device can use Intended Use Code (IUC) 081.006: Enforcement Discretion per final guidance, and FDA product code QMK (extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic)”. Accordingly, the FDA’s Enforcement Discretion clears the way for import of UroShield to the U.S. for limited use during the Covid-19 pandemic. The U.S. FDA may terminate or revoke this Enforcement Discretion at any time (after which the applicable products may no longer be used). The Enforcement Discretion does not ensure that UroShield will obtain 501(k) marketing approval.

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

As stated above, we anticipate that our UroShield product will receive a de novo review from the U.S. Food and Drug Administration. De novo review is a two-step process that requires a company to submit a 510(k) and complete a standard review, including an analysis of the risk to the patient and operator associated with the use of the device and the substantial equivalence rationale. Once that has been accomplished, and the medical device in question has been determined to be not substantially equivalent to another approved device, the product is automatically classified as a Class III device. The manufacturer can then submit a request for an evaluation to have the product reclassified from Class III into Class I or Class II. The U.S. Food and Drug Administration will review the device classification proposal and either recommend special controls to create a new Class I or II device classification or determine that the product is a Class III device. If the U.S. Food and Drug Administration determines that the level of risk associated with the use of the device is appropriate for a Class II or Class I designation, then the product can be cleared as a 510(k) and the U.S. Food and Drug Administration will issue a new classification regulation and product code. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices.

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

The primary regulatory environment in Europe is the European Union, which consists of 27 member states and 32 competent authorities encompassing most of the major countries in Europe. In the European Union, the European Medicines Agency and the European Union Commission determined that PainShield, UroShield, and WoundShield are to be regulated as medical device products. These products are classified as Class II devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area. We are required to be recertified each year for CE by Intertek, which conducts an annual audit. The audit procedure, which includes on-site visits at our facility, requires us to provide Intertek with information and documentation concerning our management system and all applicable documents, policies, procedures, manuals, and other information.

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

Manufacturing and Suppliers

In December 2018, we announced we appointed Quasar Engineering Ltd, as contract manufacturer for the PainShield®, UroShield® and WoundShield®, as well as other devices. Following our agreement with Sanuwave, Quasar is no longer the manufacturer of the WoundShield®. Quasar is a medical device manufacturer, located in China, with over 30 years of experience, serving major brands worldwide, with complex catheters, disposables, and U.S. Food and Drug Administration regulated assemblies. Starting in the fourth quarter of 2019, we started using Quasar to manufacture all of our newly redesigned products. Quasar temporarily shut down for sixty days in early 2020, due to the COVID-19 outbreak which lead to a significant delay in the production of goods needed to fulfill our sales orders, and became fully operational in April 2020. Presently, we are no longer experiencing delays in the production of our products.

We order certain component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers for these components are APC International, Ltd., Rotel Product Engineering Ltd. and Sinpro Electronics Co., Ltd. We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

Customers

We currently sell our products both directly, through our website, and indirectly via distribution agreements, with approximately 93% of our sales coming through distributors in 2020. We expect that percentage to continue to grow as we enter into additional distribution agreements. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, India, Canada and Asia. Our two largest customers Ultra Pain Products Inc, and Protrade Sales Ltd constituted 60% of our revenues.

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

Employees

Our People and Human Capital Resources

Employees

As of December 31, 2020, we had 11 full-time employees and one part-time employee, up from 10 employees as of December 31, 2019, and as of March 15, 2021, we have added one additional full-time employee in 2021. We also regularly work with several independent consultants and other contract organizations to support our business and we regularly evaluate additional talent to help support our product manufacturing, development, financial, and other capabilities.

Diversity and Inclusion

We believe that an inclusive culture is required to understand and develop products that benefit all patients. By embracing differences, we aim to foster an environment of respect and trust in an effort to facilitate creativity, spark passion, and help us achieve better outcomes for all those who work at the Company. We are committed to creating and maintaining a workplace free from discrimination or harassment, including on the basis of any class protected by applicable law, and our recruitment, hiring, development, training, compensation, and advancement practices are based on qualifications, performance, skills, and experience without regard to gender, race, or ethnicity. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace, including adhering to the standards for appropriate behavior set forth in our code of conduct.

Compensation and Benefits

We operate in a highly competitive environment for human capital, particularly as we seek to attract and retain talent with relevant experience in the medical device sector. Therefore, we strive to provide a total rewards package to our employees that is competitive with our peer companies, including competitive healthcare benefits and in certain cases, stock options. We also offer paid leave as mandated by government regulations, flexible work schedules, and other benefits as mandated by government regulations.

We also offer key employees the benefit of equity ownership in Nanovibronix through stock option grants. We believe these grants both help promote alignment between our employees and our stockholders and provide retention benefits, as the awards generally vest over a three-year period.

We do not have any employees that are represented by a labor union or that have entered into a collective bargaining agreement with the Company.

Safety, Wellness, and Our Response to COVID-19

At Nanovibronix, we believe that health matters to everyone, and the safety health, and wellness of our employees is one of our top priorities. We are committed to developing and fostering a work environment that is safe, professional, and promotes teamwork, diversity, and trust in order to afford all of our employees the opportunity to contribute to the best of their abilities.

During 2020, in response to the COVID-19 pandemic, we took certain measures and responded to changes in our operational needs, including actions designed to provide a safe work environment for our employees. These actions included investing in technology solutions to support increased work-from-home capabilities, shifting work schedules to reduce the number of people present in our offices, requiring mask wearing and social distancing, making hand sanitizer readily available, and other measures intended to comply with health and safety protocols as required by federal, state, and local governmental agencies, as well as guidance from the U.S. Centers for Disease Control and Prevention and similar public health authorities

Available Information

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

For the fiscal year ended December 31, 2020 we had a net loss of approximately $4.3 million, with revenues of approximately $623,000. As of December 31, 2020, we had an accumulated deficit of approximately $42.7 million. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for UroShield, and market acceptance of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

The recent coronavirus outbreak may adversely affect our business.

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days during 2020 due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and was shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark approval was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 have had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced remaining staff as well as third-party contractors, to work remotely. In addition, many staff members continue to operate remotely from their homes, which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the development, supply and delivery of our products, our operation, further divert the attention and efforts of the medical community coping with COVID-19 and disrupt the marketplace in which we operate. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, its variants and the actions to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic could continue to materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

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

The medical device and therapeutic product industries are highly competitive and subject to rapid technological change. If our competitors are able to develop and market products that are safer and more effective than any products we may develop, our commercial opportunities will be reduced or eliminated.

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

We are a clinical-stage company with a small number of planned employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve its operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance its operational, financial and management systems in conjunction with its potential future growth, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on Sanuwave Health, Inc. (Sanuwave) for developing and commercializing our WoundShield technology.

In March 2020, we entered into a license agreement with Sanuwave for the manufacture and delivery of our WoundShield technology. Under this agreement, Sanuwave has received the worldwide, exclusive rights to our WoundShield technology. Sanuwave will bear the cost and clinical validation responsibilities associated with obtaining approval for WoundShield from the FDA and other regulatory agencies around the world. Sanuwave is also responsible for manufacturing and commercializing the WoundShield product and technology. Our right to receive a milestone payment under the license agreement depends on the achievement of FDA approval by Sanuwave and our ability to receive royalties under the agreement depends on Sanuwave’s successful commercialization of the WoundShield product and technology.

The development and commercialization of the WoundShield product and technology and our ability to receive a potential milestone and royalty payments under the license agreement with Sanuwave, could be adversely affected if Sanuwave:

● lacks or does not devote sufficient time and resources to the development and commercialization of the WoundShield product and technology;

● lacks or does not devote sufficient capital to fund the development and commercialization of the WoundShield product and technology;

● develops, either alone or with others, products that compete with the WoundShield product and technology;

● fails to gain the requisite regulatory approvals for the WoundShield product and technology;

● does not successfully commercialize the WoundShield product and technology;

● does not conduct its activities in a timely manner;

● terminates its license with us; or

● does not effectively pursue and enforce intellectual property rights relating to the WoundShield product and technology.

We have limited or no control over the occurrence of any of the foregoing. Furthermore, disagreements with Sanuwave could lead to disputes, which could be time-consuming and expensive. If any of these issues arise, it may delay the development and commercialization milestone and royalties based on further development and sales of the WoundShield product and technology.

Healthcare reform measures could adversely affect our business and financial results.

In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that may adversely affect our business and financial results. Federal and state lawmakers regularly propose and, at times, enact legislation that could result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for our products. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products. For example, the Patient Protection and Affordable Act of 2010, commonly referred to as the Affordable Care Act, contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, President Trump signed several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act. Concurrently, Congress considered legislation to repeal or repeal and replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and delaying the implementation of certain fees mandated by the Affordable Care Act. On December 14, 2018, a Texas U.S. District Court Judge ruled that the Affordable Care Act is unconstitutional in its entirety because the individual mandate was repealed by Congress as part of the Tax Cuts and Jobs Act of 2017. Additionally, on December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court ruling that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The United States Supreme Court is currently reviewing this case, but it is unknown when a decision will be reached. Although the Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and negatively affect our business, financial condition and results of operations.

The current presidential administration and Congress may pursue significant changes to the current healthcare laws. We face uncertainties that might result from modifications or repeal of any of the provisions of the Affordable Care Act, including as a result of current and future executive orders and legislative actions. The impact of those changes on us and potential effect on our industry as a whole is currently unknown. Any changes to the Affordable Care Act are likely to have an impact on our results of operations, and may negatively affect our business, financial condition and results of operations. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or the effect of any future legislation or regulation in the United States may negatively affect our business, financial condition and results of operations.

We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration. Changes in healthcare policy could increase our costs and subject us to additional regulatory requirements that may interrupt commercialization of our current and future solutions. Changes in healthcare policy could increase our costs, decrease our revenue and impact sales of and reimbursement for our current and future products.

Further, it is possible that additional governmental action is taken in response to the COVID-19 pandemic.

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

Our principal offices and manufacturing facilities are located in Israel and most of our officers and employees are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. Any hostilities involving Israel or the interruption or curtailment of trade within Israel or between Israel and its trading partners could adversely affect our operations and results of operations and could make it more difficult for us to raise capital. Civil unrest and political turbulence has occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. The civil war that has been ongoing in Syria has escalated, and this instability and any intervention may lead to additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran also has a strong influence among extremist groups in the region. These situations may potentially escalate in the future to more violent events which may affect Israel and our operations. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations. For example, any major escalation in hostilities in the region could result in a portion of our employees being called up to perform military duty for an extended period of time. Our operations could be disrupted by the absence of a significant number of our employees. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

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

Risks Related to Our Organization and Our Securities

We are seeking stockholder ratification of an increase in the number of authorized shares of common stock and the issuance of such shares pursuant to Section 204 of the DGCL.

On December 4, 2020, certain holders of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) converted 396,509 shares of Series C Preferred Stock into shares of our common stock, resulting in an overissue of 246,523 shares of our common stock in excess of the number of authorized shares of our common stock. In December 2020 and January 2021, certain holders of warrants we had issued in December 2020 (the “December 2020 Warrants”) exercised a portion of the December 2020 Warrants resulting in an additional overissue of 2,657,144 shares of our common stock. On January 22, 2021, a holder of warrants we previously issued in various offerings (the “Pre-Existing Warrants”) exercised a portion of the Pre-Existing Warrants resulting in an additional overissue of 1,205,968 shares of our common stock for a total over-issuance of 4,109,635 shares of our common stock.

Our Board, in consultation with counsel, determined that it is in the best interests of the Company and our stockholders to ratify, pursuant to Section 204 of the Delaware General Corporation Law (“DGCL”) and Delaware common law, an increase in the number of authorized shares of our common stock from 20,000,000 to 24,109,635 (the “Authorized Share Increase”) and the issuance of 4,109,635 shares of common stock (the “Authorized Share Increase Issuance”) upon conversion of the Series C Preferred Stock and the exercise of certain December 2020 Warrants and Pre-Existing Warrants (the “Share Increase Ratification”). On March 3, 2021, we filed a proxy statement in connection with a special meeting of stockholders (the “Special Meeting”) to be held at 10:00 a.m. Eastern time on March 31, 2021 to (i) ratify the Authorized Share Increase and the Authorized Share Increase Issuance, and (ii) further increase the number of our authorized shares of common stock. On March 31, 2021, we did not have the requisite vote to approve the Share Increase Ratification and adjourned the Special Meeting until 10:00 a.m. Eastern time on April 14, 2021 in an effort to obtain additional votes. At the reconvened Special Meeting on April 14, 2021, we again did not have the requisite vote to approve the Share Increase Ratification and further adjourned the Special Meeting until 10:00 a.m. Eastern time on April 27, 2021. Although we have adjourned the Special Meeting in an effort to secure the necessary stockholder approval, there can be no assurance that we will receive the necessary stockholder approval for the Share Increase Ratification. If we do not secure the necessary stockholder approval, we will need to explore other legal options for approval of the Share Increase Ratification.

The failure to approve the Share Increase Ratification may leave us exposed to potential claims that (i) the past issuances of our common stock since December 4, 2020 may not be valid; (ii) the Company does not have sufficient authorized but unissued shares of common stock to permit future sales and issuances of common stock, including pursuant to outstanding shares of preferred stock, warrants and equity awards; and (iii) we would not be able to validate our total outstanding shares of common stock in connection with any strategic transaction that our Board may determine is advisable, including, without limitation, a sale of the Company, a business combination or merger, or a license or other disposition of corporate assets of the Company. Any inability to issue common stock in the future and any invalidity of past issuances of Common Stock could expose us to significant claims and have a material adverse effect on our liquidity, which could result in our filing for bankruptcy or an involuntary petition for bankruptcy being filed against us.

If we do secure stockholder approval of the Share Increase Ratification, we will file a Certificate of Validation with the Secretary of State of the State of Delaware. Even if we filed the Certificate of Validation, any claim that (i) the increase in the number of authorized shares of common stock and related issuance of such shares ratified pursuant to the Share Increase Ratification is void or voidable due to a failure of authorization, or (ii) the Delaware Court of Chancery should declare in its discretion that the Share Increase Ratification not be effective or be effective only on certain conditions (collectively, the “Subsequent Claims”) may still be brought within 120 days from the time that the filing of the Certificate of Validation with the Secretary of State of the State of Delaware becomes effective in accordance with the Delaware General Corporation Law. We can provide no assurance that Subsequent Claims will not be made within the available time period for making such claims.

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

Our common stock is currently listed for trading on the NASDAQ Capital Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On August 5, 2020, the Company received notice from the Listing Qualifications Staff of Nasdaq indicating that the Company no longer satisfied the Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires listed companies to maintain stockholders’ equity of at least $2.5 million for continued listing on Nasdaq, and was therefore subject to delisting. On November 5, 2020, the Company received a subsequent letter from the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between September 24, 2020 through November 4, 2020, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 555(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until May 4, 2021 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On February 3, 2021, the Company announced that it had received two notices from Nasdaq indicating that it had regained compliance with the equity requirement and the minimum bid price requirement and therefore it was no longer subject to a pending delisting.

There is no assurance that we can maintain in compliance with such minimum listing requirements. If our common stock were delisted from NASDAQ, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting (including those weaknesses identified in our periodic reports), or disclosure of management’s assessment of our internal control over financial reporting may have an adverse impact on the price of our securities.

As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures and separately related to the recent overissuance of shares of our common stock. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2020. Our management has implemented remediation measures with respect to the controls and written policies and procedures as described in Part II, Item 9A, “Controls and Procedures,” and management expects that such measures will be sufficient to fully remediate such material weaknesses in our internal control over financial reporting that existed as of December 31, 2020. However, we have not implemented remediation measures with respect to the overissuance of shares of our common stock but expect to have a plan of remediation in place during the second quarter of 2021. We are also seeking a ratification from our stockholders with respect to the overissuance of shares of our common stock . We cannot guarantee that these steps will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to our filing status will make our common stock less attractive to investors.

We are a “smaller reporting company” and, thus, have certain decreased disclosure obligations in our SEC filings, including, among other things, simplified executive compensation disclosures and only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as a “smaller reporting company” may make it harder for investors to analyze our results of operations and financial prospects and may make our common stock a less attractive investment. If some investors find our common stock less attractive, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and maintain an office in Tyler, Texas. Our lease for the facility in Nesher expires on June 30, 2021. The space is approximately 160 square meters. We pay approximately $3,600 per month under our lease. We also use a facility in Tyler, Texas from an unrelated party, for which we pay rent of $1,200 a month although we do not have a lease. This space is approximately 200 square meters. We believe that our facilities are adequate to meet our current and proposed needs.

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

See “Item 8. Financial Statements and Supplementary Data – Note 13. Commitments and Contingencies,” which information is incorporated herein by reference, for a description of pending and recent litigation.

On December 17, 2019, a lawsuit was filed by a former officer and director, Jona Zumeris, in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order and in February 2020, the Company agreed to restrict approximately 1,187,000 NIS (“New Israeli Shekel”) and agreed to try to settle the matter in mediation. On November 30, 2020, the Company funded the escrow account with $391,000. In January 2021, the parties reached a settlement in which the Company paid the plaintiff approximately $366,000 as settlement in full.

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company.  Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million.  The Company disputes the claims asserted by Protrade and intends to respond to the Request and defend against the claims vigorously.

Except as referenced above, there are no other material proceedings in which any of our directors, officers or affiliates or any registered or beneficial shareholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

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

As of April 14, 2021, we had 24,109,635 issued and outstanding shares of common stock, which includes 4,109,635 putative shares of common stock. On April 14, 2021, we once again adjourned our Special Meeting of stockholders in an effort to obtain approval of the Share Increase Ratification effective as of December 4, 2020, which we believe will eliminate any uncertainty with respect to the issuance of such putative shares of common stock. The common stock was held by 120 holders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees.

As of April 14, 2021, we had a total of 666,667 shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 14, 2021, we had a total of 153 shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 14, 2021, we had a total of 875,000 shares of our Series E Preferred Stock issued and outstanding. Each share of our Series E Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series E Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2020 were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

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

Recent Events

COVID-19

In December 2019, COVID-19 was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days during 2020 due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and was shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark approval was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 have had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff, and has forced our remaining staff as well as third-party contractors, to work remotely. In addition, many staff members continue to operate remotely from their homes which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the development, supply and delivery of our products, our operation, further divert the attention and efforts of the medical community coping with COVID-19 and disrupt the marketplace in which we operate. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, its variants and the actions to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic could continue to materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

Business Developments

Effective as of January 2020, the U.S. CMS approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004.

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

We timely requested a hearing before the Panel, which request stayed any delisting action by the Staff. The hearing occurred on May 2, 2019. At the hearing, we presented our plan to evidence compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Capital Market, and requested an extension of time within which to do so.

By letter dated May 20, 2019, we received notice that the Panel granted our request for continued listing on the NASDAQ Capital Market. Assuming our compliance plan is executed and compliance with the $2.5 million stockholder equity requirement is demonstrated, the Panel will maintain jurisdiction thereafter for the balance of the 180-day discretionary period and imposed certain conditions and reporting requirements during that period. The Panel determined to continue the listing of our shares of common stock on the NASDAQ Capital Market, partially based upon our assurances that we had a high level of confidence that we would receive the funding needed. The Panel maintained a Panel monitor on the Company until September 2020.

On August 5, 2020, the Company received notice from the Staff indicating that the Company no longer satisfied the Nasdaq Listing Rule 5550(b)(1) (the “Rule”), which requires listed companies to maintain stockholders’ equity of at least $2.5 million for continued listing on Nasdaq, and was therefore subject to delisting. In response, the Company timely requested a hearing before the Panel, which request stayed any further action by the Listing Qualifications Staff. The hearing was held on September 24, 2020.

On October 6, 2020, the Company received formal notice that the Panel had granted the Company’s request for an extension through December 15, 2020 to evidence compliance with the Rule.

On November 5, 2020, the Company received a subsequent letter from the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between September 24, 2020, through November 4, 2020, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until May 4, 2021 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

On January 4, 2021, the Company received formal notice that the Company has regained compliance with the equity requirement of Nasdaq Listing Rule 5550(b)(1), as required by the Panel decision dated October 6, 2020. Accordingly, the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market.

On February 2, 2021, the Company received formal notice that the Staff had determined that for the period from January 19 to February 1, 2021, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company regained compliance with Listing Rule 5550(a)(2).

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

December 2020 Private Placement

On December 2, 2020, we entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which the Company issued and sold to such investors in a private placement an aggregate of (i) 5,914,285 shares of the Company’s common stock at an offering price of $0.70 per share and (ii) pre-funded warrants to purchase up to 2,657,144 shares of common stock at a purchase price of $0.699 per pre-funded warrant, for gross proceeds of approximately $6.0 million, and net proceeds of approximately $5.4 million.

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

All translation gains and losses from the remeasurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the consolidated statement of operations in financial expenses, net, as appropriate.

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

Stock-based compensation

We account for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation” (“ASC 718”), which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods on a straight-line method in our consolidated statement of operations.

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

Warrants

We account for stock warrants held by investors as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” (“ASC 480”), depending on the specific terms of the warrant agreement.

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

Recently issued accounting standards

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 3, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

Revenues. For the twelve months ended December 31, 2020 and 2019, our revenues were approximately $623,000 and $530,000, respectively, an increase of approximately 18%, or $93,000, between the periods. The increase was mainly attributable to increased sales from adding distributors. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the twelve months ended December 31, 2020, the percentage of revenues attributable to our products was: PainShield – 92%; WoundShield – 8%; and UroShield – 0%. For the twelve months ended December 31, 2019, the percentage of revenues attributable to our products was: PainShield – 67% and UroShield – 33%. For the twelve months ended December 31, 2020 and 2019, the percentage of revenues attributable to our disposable products was 5% and 4.5%, respectively. For the twelve months ended December 31, 2020 and 2019, the portion of our revenues that was derived from distributors was 93% and 67.5%, respectively.

Gross Profit. For the twelve months ended December 31, 2020 and 2019, gross profit was approximately $214,000 and $281,000, respectively, despite the increase in sales mainly due to larger royalty revenues in 2019 and a large sale to a distributor at little margin.

Gross profit as a percentage of revenues were approximately 34% and 53% for the twelve months ended December 31, 2020 and 2019, respectively. The decrease is primarily due to increased sales in 2020 and a $112,000 sale to a distributor at approximately $18,000 loss. Additionally, in 2019 the Company entered into a licensing agreement pursuant to which the Company received a $150,000 payment which has no associated costs of sales. Our gross profit may be affected year-over-year by the mix of revenues between sales to distributors and sales directly to the end customers (where sales directly to the end customers generally have a higher margin). As a result, we are subject to year-over-year fluctuation in our gross profits.

Research and Development Expenses. For the twelve months ended December 31, 2020 and 2019, research and development expenses were approximately $171,000 and $514,000, respectively, a decrease of approximately 67%, or $343,000 between the periods. This decrease was mainly due to no clinical trials performed during 2020, however there were two employees on payroll dedicated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 27% and 97% for the twelve months ended December 31, 2020 and 2019, respectively. This decrease was due to the lower costs as described above as well as the increase in revenues.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the twelve months ended December 31, 2020 and 2019, selling and marketing expenses were approximately $993,000 and $1,096,000, respectively, a decrease of approximately 9%, or $103, between the periods. The decrease in selling and marketing expenses was mainly due to COVID-19 restrictions which caused curtailed marketing activities, such as less travel and trade show expenses.

Selling and marketing expenses as a percentage of total revenues were approximately 159% and 207% for the twelve months ended December 31, 2020 and 2019, respectively. The decrease in our percentage was due to the increase in revenues and decrease in selling and marketing expenses.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the twelve months ended December 31, 2020 and 2019, general and administrative expenses were approximately $3,769,000 and $3,822,000, respectively, a decrease of approximately 1%, or $53,000, between the periods. Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, costs associated with being a publicly traded company, stock-based compensation expenses, accounting and facilities expenses associated with general and administrative activities.

Interest expense. For the twelve months ended December 31, 2020 and 2019, were $147,000 and $15,000, respectively, an increase of approximately 879%, or $132,000, between the periods. The increase resulted primarily from 100,000 warrants granted with issuance of notes payable and was recorded as debt discount during 2020.

Change in fair value of derivative liabilities. For the twelve months ended December 31, 2020 and 2019, there was a change in fair value of derivative liabilities resulting in gains of approximately $513,000 and $102,000, respectively. The gain in 2019 was derived from the valuation of derivative liabilities. The derivative liabilities in 2020 were recorded because the Company’s total potentially dilutive shares exceed the Company’s authorized share limit.

Loss on extinguishment of derivative liability. For the twelve months ended December 31, 2020 and 2019, there was a loss on extinguishment of derivative liability of approximately $0 compared to $288,000, respectively. The loss in 2019 was derived from the extinguishment of embedded derivative liabilities upon repayment of its related debt. No other derivative liabilities were extinguished during 2020.

Warrant modification expense. For the twelve months ended December 31, 2020 and 2019, warrant modification expense was approximately $0 and $412,000, respectively. The warrant modification expense in 2019 was related to an amendment to warrants that extended the expiration date by two years. There was no warrant modification in 2020.

Income tax benefit. For the twelve months ended December 31, 2020 and 2019, our income tax (expense) and benefit was approximately ($15,000) and $17,000, respectively. Our income tax benefit for 2019 was a result of favorable adjustments due to lapses of statutes of limitations on its Israel tax positions. In 2020, there was no such adjustment.

Net Loss. Our net loss decreased by approximately $1,469,000, or 25%, to approximately $4,325,000 for the twelve months ended December 31, 2020 from approximately $5,794,000 during the same period in 2019. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $4,325,000 during the year ended December 31, 2020 and had negative cash flow from operating activities of $3,391,00 for the year ended December 31, 2020. Although we expect to continue to incur losses and negative cash flows from operating activities, we had a cash balance of just over $7,533,000 as of December 31, 2020 and therefore, we have sufficient resources to fund our operation for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to obtain stockholder ratification of certain prior issuances of our common stock and approval of an increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the year ended December 31, 2020, we met our short-term liquidity requirements from our existing cash reserves and proceeds from the sale of our equity securities; $9,479,000 of net proceeds from the sale of common stock in underwritten public offerings, received $200,000 through the issuance of notes payable from a related party and received $42,000 from the Paycheck Protection Program. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of December 31, 2020, and we are not aware of any material trends in capital resources that would impact our business.

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

General. As of December 31, 2020, we had cash of approximately $7,533,000, compared to approximately $1,338,000 as of December 31, 2019. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3,391,000 for the twelve months ended December 31, 2020 and approximately $3,874,000 for the same period in 2019. The decrease in our net cash used in operating activities in the amount of $483,000 is mainly attributable to the decrease in noncash expense of stock-based compensation, partially offset by deferred revenue and the increase in cash used on accounts payables.

Cash used in our investing activities was approximately $2,000 during the twelve months ended December 31, 2020 compared to cash used in our investing activities was $0 during the twelve months ended December 31, 2019.

Cash provided by financing activities during the twelve months ended December 31, 2020 was approximately $9,522,000 which was mostly the net proceeds received from the sale of common stock in private placements completed in 2020 compared to $4,316,000 in 2019, which was the net proceeds received from the sale of Series E Preferred Stock and common stock in private placements 2019. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

Off Balance Sheet Arrangements

As of December 31, 2020, we have no off-balance sheet transactions, arrangements, obligations, or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Background and Remediation of Material Weakness

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2018, we identified a material weakness in our internal control over financial reporting related to the design and effectiveness of our internal control over financial reporting as described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of December 31, 2018, we did not have adequate controls in place to ensure adequate review, including (1) effective controls over our information technology and information systems relevant to the preparation of our financial statements, (2) the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and (3) we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework.

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

During the period covered by this annual report on Form 10-K, we have not been able to remediate the material weaknesses identified above. Although the Company has taken numerous steps, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of December 31, 2020.

As of December 31, 2020, we did not have adequate controls in place to ensure adequate review, including (1) effective controls over our information technology and information systems relevant to the issuance of securities, (2) the controls over managements review procedures for processing, recording and reviewing such issuances of securities, and (3) we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over our issuance of securities meets the requirements of the COSO 2013 framework.

In addition, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2020, we identified another material weakness in our internal control over financial reporting in that we did not properly account for the number of shares of our common stock issued in connection with the conversion of shares of our preferred stock and the exercise of warrants, which resulted in the Company issuing more shares of common stock than are authorized under our governance documents.

While we are seeking stockholder ratification of the increase in the number of authorized shares of common stock and related issuances of such shares, during the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weakness identified above with respect to the issuance of shares in excess of the number of authorized shares, but we expect to have a plan in place by the end of the second quarter of 2021.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management including the Chief Executive Officer and Chief Financial Officer has determined that, as of December 31, 2020, the Company’s disclosure controls and procedures are not effective due to a lack of a full and complete testing plan of the Company’s disclosure controls and procedures.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2020, as the result of the material weaknesses described above.

As a smaller reporting company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

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

We continue to evaluate the control deficiencies relating to the issuance of shares of our common stock and expect to have a plan of remediation in place by the end of the second quarter of 2021.

Changes in Internal Control over Financial Reporting.

Other than described above in this Item 9A, there have been no changes in our internal control over financial reporting during the year ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 4, 2020, certain holders of our Series C Convertible Preferred Stock (“Series C Preferred Stock”) converted 396,509 shares of Series C Preferred Stock into shares of our common stock, resulting in an overissue of 246,523 shares of our common stock in excess of the number of authorized shares of our common stock. In December 2020 and January 2021, certain holders of warrants we had issued in December 2020 (the “December 2020 Warrants”) exercised a portion of the December 2020 Warrants resulting in an additional overissue of 2,657,144 shares of our common stock. On January 22, 2021, a holder of warrants we previously issued in various offerings (the “Pre-Existing Warrants”) exercised a portion of the Pre-Existing Warrants resulting in an additional overissue of 1,205,968 shares of our common stock for a total over-issuance of 4,109,635 shares of our common stock.

Our Board, in consultation with counsel, determined that it is in the best interests of the Company and our stockholders to ratify, pursuant to Section 204 of the Delaware General Corporation Law (“DGCL”) and Delaware common law, an increase in the number of authorized shares of our common stock from 20,000,000 to 24,109,635 (the “Authorized Share Increase”) and the issuance of 4,109,635 shares of common stock (the “Authorized Share Increase Issuance”) upon conversion of the Series C Preferred Stock and the exercise of certain December 2020 Warrants and Pre-Existing Warrants (the “Share Increase Ratification”). On March 3, 2021, we filed a proxy statement in connection with a special meeting of stockholders (the “Special Meeting”) to be held at 10:00 a.m. Eastern time on March 31, 2021 to (i) ratify the Authorized Share Increase and the Authorized Share Increase Issuance, and (ii) further increase the number of our authorized shares of common stock. On March 31, 2021, we did not have the requisite vote to approve the Share Increase Ratification and adjourned the Special Meeting until 10:00 a.m. Eastern time on April 14, 2021 in an effort to obtain additional votes. At the reconvened Special Meeting on April 14, 2021, we again did not have the requisite vote to approve the Share Increase Ratification and further adjourned the Special Meeting until 10:00 a.m. Eastern time on April 27, 2021. Although we have adjourned the Special Meeting in an effort to secure the necessary stockholder approval, there can be no assurance that we will receive the necessary stockholder approval for the Share Increase Ratification. If we do not secure the necessary stockholder approval, we will need to explore other legal options for approval of the Share Increase Ratification.

The failure to approve the Share Increase Ratification may leave us exposed to potential claims that (i) the past issuances of our common stock since December 4, 2020 may not be valid; (ii) the Company does not have sufficient authorized but unissued shares of common stock to permit future sales and issuances of common stock, including pursuant to outstanding shares of preferred stock, warrants and equity awards; and (iii) we would not be able to validate our total outstanding shares of common stock in connection with any strategic transaction that our Board may determine is advisable, including, without limitation, a sale of the Company, a business combination or merger, or a license or other disposition of corporate assets of the Company. Any inability to issue common stock in the future and any invalidity of past issuances of Common Stock could expose us to significant claims and have a material adverse effect on our liquidity, which could result in our filing for bankruptcy or an involuntary petition for bankruptcy being filed against us.

If we do secure stockholder approval of the Share Increase Ratification, we will file a Certificate of Validation with the Secretary of State of the State of Delaware. Even if we file the Certificate of Validation, any claim that (i) the increase in the number of authorized shares of common stock and related issuance of such shares ratified pursuant to the Share Increase Ratification is void or voidable due to a failure of authorization, or (ii) the Delaware Court of Chancery should declare in its discretion that the Share Increase Ratification not be effective or be effective only on certain conditions (collectively, the “Subsequent Claims”) may still be brought within 120 days from the time that the filing of the Certificate of Validation with the Secretary of State of the State of Delaware becomes effective in accordance with the Delaware General Corporation Law. We can provide no assurance that Subsequent Claims will not be made within the available time period for making such claims.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement on Schedule 14A for the 2021 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission no later than April 30, 2021 (the “Proxy Statement”).

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoVibronix, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2018.

New York, NY

April 15, 2021

NanoVibronix, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	December 31, 2020	December 31, 2019
ASSETS:
Current assets:
Cash	$7,142	$1,338
Restricted cash	391	-
Trade receivables	25	111
Other accounts receivable and prepaid expenses	267	268
Inventory	145	121
Total current assets	7,970	1,838

Noncurrent assets:
Fixed assets, net	4	4
Other assets	25	-
Severance pay fund	199	194
Operating lease right-of-use assets, net	31	-
Total non-current assets	259	198
Total assets	$8,229	$2,036

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$144	$129
Other accounts payable and accrued expenses	488	280
Shares issued in excess of authorized	2,257	-
Operating lease liabilities, current	13	-
Total current liabilities	2,902	409

Non-current liabilities:
Accrued severance pay	245	279
Deferred licensing income	199	-
Operating lease liabilities, non-current	18	-
Derivative liabilities	2,471	-
Total liabilities	5,835	688

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at December 31, 2020 and December 31, 2019; Issued and outstanding: 666,667 and 2,993,142 at December 31, 2020 and December 31, 2019, respectively	1	2

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at December 31, 2020 and December 31, 2019; Issued and outstanding: 153 and 304 at December 31, 2020 and December 31, 2019, respectively	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at December 31, 2020 and December 31, 2019, respectively; Issued and outstanding: 875,000 and 1,825,000 at December 31, 2020 and December 31, 2019, respectively	1	2

Common stock of $0.001 par value - Authorized: 20,000,000 shares at December 31, 2020 and December 31, 2019; Issued and outstanding: 21,246,523 and 4,203,764 shares at December 31, 2020 and December 31, 2019, respectively	22	5

Additional paid in capital	44,959	39,669
Accumulated other comprehensive income	66	-
Accumulated deficit	(42,655)	(38,330)
Total stockholders’ equity	2,394	1,348
Total liabilities and stockholders’ equity	$8,229	$2,036

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2020	2019

Revenues	$623	$530
Cost of revenues	409	249
Gross profit	214	281

Operating expenses:
Research and development	171	514
Selling and marketing	993	1,096
General and administrative	3,769	3,822

Total operating expenses	4,933	5,432

Loss from operations	(4,719)	(5,151)

Interest expense	(147)	(15)
Gain on forgiveness of PPP loan	42	-
Financial income (expense), net	-	(47)
Change in fair value of derivative liabilities	513	102
Loss on extinguishment of derivative liability	-	(288)
Warrant modification expense	-	(412)

Loss before taxes	(4,311)	(5,811)

Income tax (expense) benefits	(15)	17

Net loss	$(4,325)	$(5,794)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.42)	$(0.83)

Weighted average common shares outstanding:
Basic and diluted	10,298,117	6,939,358

Comprehensive loss:
Net loss available to common stockholders	(4,325)	(5,794)
Change in foreign currency translation adjustments	66	-
Comprehensive loss available to common stockholders	(4,259)	(5,794)

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2018	2,733,142	$2	304	$-	-	$-	3,801,552	$4	$32,993	$-	$(32,536)	$463
Issuance of common stock as compensation for services	-	-	-	-	-	-	275,000	-	1,042	-	-	1,042
Stock-based compensation	-	-	-	-	-	-	-	-	713	-	-	713
Sale of common stock	-	-	-	-	-	-	315,000	1	629	-	-	630
Exercise of options	-	-	-	-	-	-	87,212	-	66	-	-	66
Issuance of Series E Preferred Stock	-	-	-	-	1,810,000	2	-	-	3,618	-	-	3,620
Reclassification of warrants	-	-	-	-	-	-	-	-	196	-	-	196
Warrant modification expense	-	-	-	-	-	-	-	-	412	-	-	412
Exchange of Common Stock into Preferred Stock	260,000	-	-	-	15,000	-	(275,000)	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(5,794)	(5,794)
Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$-	$(38,330)	$1,348
Stock-based compensation	-	-	-	-	-	-	-	-	376	-	-	376
Issuance of common stock for services	-	-	-	-	-	-	375,000	-	566	-	-	566
Issuance of common stock for cash	-	-	-	-	-	-	11,993,979	13	4,225	-	-	4,238
Common stock issued as liability due to lack of authorized shares	-	-	-	-	-	-	1,246,523	1	-	-	-	1
Warrants issued with notes payable	-	-	-	-	-	-	-	-	123	-	-	123
Exchange of Series C Preferred Stock into Common Stock	(2,326,475)	(1)	-	-	-	-	2,326,475	2	-	-	-	1
Exchange of Series D Preferred Stock into Common Stock	-	-	(151)	-	-	-	150,782	-	-	-	-	-
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(950,000)	(1)	950,000	1	-	-	-	-
Other comprehensive income	-	-	-	-	-	-	-	-	-	66	-	66
Net loss	-	-	-	-	-	-	-	-	-	-	(4,325)	(4,325)
Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	21,246,523	$22	$44,959	$66	$(42,655)	$2,394

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,325)	$(5,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	4
Stock-based compensation	376	1,755
Noncash interest expense	123	10
Gain on forgiveness of PPP Loan	(42)	-
Warrants received as licensing fee	(23)	-
Change in fair value of derivative liabilities	(513)	(102)
Other expense related to extension of warrants	-	412
Loss on extinguishment of derivative liability	-	288
Common stock payable to consultant	566	-
Changes in operating assets and liabilities:
Trade receivable	86	(16)
Other accounts receivable and prepaid expenses	1	(173)
Inventory	(26)	23
Trade payables	15	(64)
Other accounts payable and accrued expenses	209	(167)
Deferred revenue	199	-
Accrued severance pay, net	(39)	(50)
Net cash used in operating activities	(3,391)	(3,874)

Cash flows from investing activities:
Purchases of property plant and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	42	475
Payments of convertible notes	-	(475)
Proceeds from note issued to related party	200	-
Payments of note payable to related party	(200)	-
Proceeds from sale of common stock, net	9,479	630
Proceeds from exercise of warrants	1	-
Proceeds from issuance of Preferred Series E stock	-	3,620
Proceeds from exercise of options	-	66
Net cash provided by financing activities	9,522	4,316

Effects of currency translation on cash	66	-

Net increase in cash, cash equivalents and restricted cash	6,195	442
Cash, cash equivalents and restricted cash at beginning of period	1,338	896

Cash, cash equivalents and restricted cash at end of period	$7,533	$1,338
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5
Cash paid for taxes	$-	$-

Supplemental non-cash financing and investing activities:
Reclass warrants to non-derivative instruments	$-	$196
Discount on notes payable	$123	$414
Exchange of common stock into Preferred Stock	$-	$275
Reclass from equity to derivative liability due to lack of authorized shares	$2,984	$-
Reclass from equity to liability due to over issuance of shares	$2,257	$-

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

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has historically had recurring losses and negative cash used from operations which raised substantial doubt about the Company’s ability to continue as a going concern at that time. In 2020, the Company’s net loss of $4,325 and cash used in operations of $3,391 raised substantial doubt of the Company’s ability to continue as a going concern. During 2020, the Company also received net proceeds of $9,479 from the sale of our equity securities, received $200 through the issuance of notes payable from a related party and received $42 from the Paycheck Protection Program. Although we expect to continue to incur losses and negative cash flows from operating activities, we had a cash balances of $7,533 and $7,925 as of December 31, 2020 and March 31, 2021, respectively. Because the Company has sufficient resources to fund our operation for the next twelve months from the date of this filing, the substantial doubt has been alleviated. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to obtain stockholder ratification of certain prior issuances of our common stock and approval of an increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains as of the years ended December 31, 2020 and 2019 were $66 and $0, respectively.

Earnings per share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock option, warrants and exercise of preferred stock as of December 31, 2020 and 2019, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2020 and 2019, there was no allowance on inventory.

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

Sequencing

The Company adopted a sequencing policy under ASC 815-40-35 whereby if reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares. This was due to the Company committing more shares than authorized. While temporary suspensions are in place to keep the potential exercises beneath the number authorized, certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the most recent grant date of potentially dilutive instruments. Pursuant to ASC 815, issuances of securities granted as compensation in a share-based payment arrangement are not subject to the sequencing policy.

Derivative Liability

The Company’s derivative financial instruments are measured at fair value using the Black Scholes Model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the instrument. The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.” As of December 31, 2020 and 2019, there were $2,257 and $0 derivative liabilities on the consolidated balance sheet, respectively (see note 7).

Severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date, and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability at December 31, 2020 and 2019 was $245 and $279, respectively.

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

Recently adopted accounting standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). ASU 2016-02 requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right of use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. On January 1, 2020, we adopted ASU 2016-02 and its related amendments, which changed our accounting for leases. As a result of this change, we recognized right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classified them as operating leases. The right-of-use assets and lease liabilities have been measured by the present value of remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement”, which adds disclosure requirements to Topic 820 for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2018-13 did not have a material effect on consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

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

NOTE 4 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	December 31,
	2020	2019

Prepaid expenses	$199	$249
Other receivables	68	19

	$267	$268

NOTE 5 – INVENTORY

Inventory consists of the following components:

	December 31,
	2020	2019

Raw materials	$80	$88
Finished goods	65	33

	$145	$121

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

As of December 3, 2020, we had 20,000,000 authorized shares of our common stock and 19,850,014 shares of common stock outstanding resulting in 149,986 shares of common stock being available for issuance. On December 4, 2020, certain holders of the Company’s Series C Preferred Stock converted 396,509 shares of Series C Preferred Stock into 396,509 shares of common stock, resulting in an overissue of 246,523 shares of common stock. Beginning on December 17, 2020, through January 22, 2021, certain holders of warrants we had issued in December 2020 (the “December 2020 Warrants”) exercised a portion of the December 2020 Warrants for 2,657,144 shares of Common Stock, resulting in an additional overissue of 2,657,144 shares of Common Stock. The aggregate number of shares of common stock that was overissued by the Company was 4,109,635. The shares issued in excess of the authorized amount are classified as liabilities. The common stock equivalents are subject to the Company’s sequencing policy and are classified as derivative liabilities (see note 7). On March 3, 2021, the Company filed a proxy statement in connection with a special meeting of stockholders to be held on March 31, 2021 to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24.109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On March 31, 2021 and April 14, 2021, the Company did not have the requisite vote to approve such proposals and adjourned the Special Meeting until on April 27, 2021 in an effort to obtain additional votes.

Issuance of common stock for cash

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

On December 2, 2020, the Company entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which the Company issued and sold to such investors in a private placement (the “Private Placement”) an aggregate of (i) 5,914,285 shares of the Company’s common stock at an offering price of $0.70 per share and (ii) pre-funded warrants to purchase up to 2,657,144 shares of common stock (the “Pre-funded Warrants”), at a purchase price of $0.699 per Pre-funded Warrant, for gross proceeds of approximately $6.0 million.

The Pre-funded Warrants have an exercise price of $0.001 per share. The Pre-funded Warrants are immediately exercisable and may be exercised at any time after their original issuance until such Pre-funded Warrants are exercised in full. A holder of a Pre-funded Warrant may not exercise any portion of such holder’s Pre-funded Warrants to the extent that the holder, together with its affiliates, would beneficially own more than 4.99% (or, at the election of the holder, 9.99%) of the Company’s outstanding shares of common stock immediately after exercise, except that upon at least 61 days’ prior notice from the holder to the Company, the holder may increase the beneficial ownership limitation to up to 9.99% of the number of shares of common stock outstanding immediately after giving effect to the exercise.

The net proceeds to the Company from the Private Placement were approximately $5,400, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Private Placement for general corporate purposes. The Private Placement closed on December 7, 2020.

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

During the twelve months ended December 31, 2020, shareholders converted 950,000 shares of Series E Preferred Stock into 950,000 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

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

During the twelve months ended December 31, 2020, shareholders converted 150.7 shares of Series D Preferred Stock into 150,782 shares of common stock at a conversion rate of 1 to 1,000. No purchase was made in order to convert these shares.

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

During the twelve months ended December 31, 2020, shareholders converted 487,890 shares of Series C Preferred Stock into 487,890 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

Options and stock based compensation

In February 2019, the Company issued 275,000 shares of common stock to a consultant for services valued at the stock price on the date of issuance which was $3.79 per share, or $1,042. In December 2019, these shares of common stock were converted into Series C Preferred Stock and Series E Preferred Stock, of which 260,000 shares and 15,000 shares were issued, respectively.

During the years ended December 31, 2020 and 2019, 0 and 87,212 employee options were exercised, and 997,000 and 200,000 options were granted, respectively. The options granted during 2020, were recorded at a fair value of $561 and vest at different schedules ranging from date granted to 1 year. The options granted during 2019 were recorded at fair market value of $299 and vested immediately. During the year ended December 31, 2020 and 2019, stock-based compensation expense of $376 and $713 was recorded for options that vested, respectively.

On November 2, 2020, the Company entered into an option cancellation and release agreement with each of Brian Murphy, Christopher Fashek, Martin Goldstein, Michael Ferguson, Stephen Brown, and Thomas Mika (collectively, the “Option holders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 804,788 shares of common stock of the Company at exercise prices ranging from $2.57 to $6.00 (the “Options”) previously granted to each of the Option holders. In exchange for the cancellation of the Options, the Company paid $1.00 to each Option holder.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2018	1,446,587	$3.16	7.87
Granted	200,000	3.17	9.41
Forfeited	(3,043)	9.06	(0.89)
Exercised	(48,017)	0.07	(4.24)
Outstanding – December 31, 2019	1,556,332	$3.62	6.16
Granted	997,000	0.28	10.12
Forfeited	(804,788)	-	-
Exercised	-	-	-
Outstanding – December 31, 2020	1,748,544	$1.59	7.52

The fair value for options granted in 2020 and 2019 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$0.72 – 2.07
Exercise price	$0.72 – 2.07
Risk free interest	0.27 – 0.38%
Expected term (in years)	5
Volatility	60.9% - 81.2%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Year Ended
	December 31,
	2020	2019

Research and development	$9	$-
Selling and marketing	43	44
General and administrative	324	669

Total	$376	$713

As of December 31, 2020, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $276, which is expected to be recognized over a weighted average period of approximately 0.77 years.

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

During the year ended December 31, 2020, the Company granted 3,774,468 warrants to purchase Company’s common in conjunction with the private placements and a seven-year equity warrant to purchase 100,000 shares of the Company’s common stock in conjunction with notes payable (see note 7). On December 17, 2020, 1,000,000 pre-funded warrants were exercised at $0.001 per share.

Warrants
Outstanding – December 31, 2018	2,535,272
Granted	2,315,000
Exercised	-
Expired	-
Outstanding – December 31, 2019	4,850,272
Granted	3,874,468
Exercised	(1,000,000)
Expired	-
Outstanding – December 31, 2020	7,724,740

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

NOTE 7 - NOTES PAYABLE AND DERIVATIVE LIABILITIES

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

PPP Loan

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

The PPP Loan, which was in the form of a note that was granted on May 14, 2020, matures in two years and accrues interest at a rate of 1.00% per annum, payable in monthly payments commencing six months after loan disbursement. The Company also has the option to negotiate with the lender to extend the maturity date to up to five years. The note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the PPP Loan may only be used for payroll costs and any payments of certain covered interest, lease and utility payments. The Company has used the entire PPP Loan amount for qualifying expenses in the covered period. Under the terms of the PPP, certain amounts of the PPP Loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. The ultimate forgiveness of the PPP Loan is also predicated upon regulatory authorities concurring with management’s good faith assessment that the current economic uncertainty made the loan request necessary to support ongoing operations. If, despite the Company’s good-faith belief that given the circumstances the Company satisfied all eligibility requirements for the PPP Loan, the Company is later determined to have violated any applicable laws or regulations or it is otherwise determined that the Company was ineligible to receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and/or be subject to additional penalties. In the event the PPP Loan, or any portion thereof, is forgiven, the amount forgiven is applied to outstanding principal. The Company was granted full forgiveness for the loan in the 4th quarter of 2020 and recorded a gain on forgiveness of $42.

Unsecured Note

On June 22, 2020, the Company issued and sold to a related party an unsecured promissory note in the principal amount of $200, which accrues interest at 10% per annum and matures in one year. On August 28, 2020, the Company paid the note in full including $4 of accrued interest.

Notes payable:
Principal value of 6% convertible notes issued during the six months ended June 30, 2020	$475
Fair value of derivative liability of convertible notes prior to payoff date	122
Debt discount less amortization during the period prior to payoff date	(410)
Loss on extinguishment of derivative liabilities upon payoff of convertible notes	288
Payoff of convertible notes	(475)
Total carrying value of notes payable at December 31, 2019	$-
Principal value of unsecured note issued during year ended December 31, 2020	$242
Forgiveness of notes payable	42
Payoff of unsecured note	(200)
Total carrying value of notes payable at December 31, 2020	$-

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

As of June 26, 2019, the Company completed a Qualified Financing, at which point the warrants exercise price is fixed and therefore the warrants no longer require derivative treatment. The warrants were remeasured at fair value on that date and the remaining derivative liability of $196 reclassed to equity.

During 2020, the Company established a sequencing policy to which common stock equivalents are exercisable to shares of common stock more than the Company’s authorized limit. It was determined that all options and warrants by the end of the year were no longer permitted to be classified as equity and were valued at fair market value using Black Scholes and recorded as derivative liabilities.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the year ended December 31, 2020 is as follows:

Stock price	$0.72 - $1.09
Conversion price	$0.07 - $6.00
Contractual term (in years)	0.16 - 5
Volatility (annual)	77.1% - 211%
Risk-free rate	0.09% - 0.27%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the years ended December 31, 2020 and 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2020 and 2019:

	Derivative Liability -	Embedded Conversion Feature Derivative	Value of Common Stock Equivalents in Excess of Shares	Total Derivative
	-Warrants	Liability	Authorized	Liabilities
Balance - January 1, 2019	$-	$-	$-	$-
Liabilities	$261	$159	-	$420
Change in fair value of warrant liability	(65)	(37)	-	(102)
Eliminate derivative treatment	(196)	(122)	-	(318)
Balance – December 31, 2019	$-	$-	$	$-
Liabilities	-	-	2,983	2,983
Change in fair value of derivative liability	-	-	(513)	(513)
Eliminate derivative treatment	-	-
Balance – December 31, 2020	$-	$	$2,471	$2,471

Note 8 – LEASES

The Company has operating lease agreements with terms up to 3 years, including car leases.

The Company adopted ASC 842 effective January 1, 2020 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update:

●	The option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2020.

●	Short-term lease accounting policy election allowing lessees to not recognize right-of-use assets and liabilities for leases with a term of 12 months or less; and

●	The option to not separate lease and non-lease components for certain equipment lease asset categories such as freight car, vehicles and work equipment.

●	The package of practical expedients applied to all of its leases, including (i) not reassessing whether any expired or existing contracts are or contain leases, (ii) not reassessing the lease classification for any expired or existing leases, and (iii) not reassessing initial direct costs for any existing leases. The assets and liabilities from operating and finance leases are recognized at the commencement date based on the present value of remaining lease payments over the lease term using the Company’s incremental borrowing rates or implicit rates, when readily determinable. Short-term leases, which have an initial term of 12 months or less, are not recorded on the balance sheet.

The Company’s operating leases do not provide an implicit rate that can readily be determined. Therefore, the Company uses a discount rate based on its incremental borrowing rate, which is determined using the average of borrowing rates explicitly stated in the Company’s convertible debt.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.52 years, with a weighted-average discount rate of 10%.

The Company incurred $16 of lease expense for its operating leases for the year ended December 31, 2020.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2020:

2021	15
2022	10
2023	10
Total undiscounted operating lease payments	35
Less: Imputed interest	4
Present value of operating lease liabilities	$31

NOTE 9 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the years ended December 31, 2020 and 2019 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	December 31, 2020	December 31, 2019
Series D Preferred Stock Shares	153,000	303,782
Series E Preferred Stock Shares	875,000	1,825,000
Stock Options - employee and non-employee	1,748,544	1,556,332
Warrants	7,724,740	266,667
Total	10,501,284	3,951,781

The diluted loss per share equals basic loss per share in the year ended December 31, 2020 and 2019 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 10 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Year Ended December 31,
	2020	2019
United States	$467	$331
Europe	147	168
Israel	3	14
India	1	12
Other	5	5
Total	$623	$530

The Company’s long-lived assets are all located in Israel.

NOTE 11– OTHER ASSETS

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

The Company considers this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants for the year ended December 31, 2020 was $24. There was a net $0 change in fair value during the year ended December 31, 2020.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Pending litigation

On December 17, 2019, a lawsuit was filed by a former officer and director, Jona Zumeris, in the Haifa Israel District Financial Court, seeking damages of approximately $900 for breach of the Separation Agreement executed on July 4, 2018. The Israeli court issued a court order demanding that we restrict approximately $700 of the Company’s money until the matter is adjudicated. The Company appealed the court order and in February 2020, the Company agreed to restrict approximately 1,187 NIS (“New Israeli Shekel”) and agreed to try to settle the matter in mediation. On November 30, 2020, the Company funded the escrow account with $391. In January 2021, the parties reached a settlement in which the Company paid the plaintiff approximately $366 as settlement in full.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Sale of common stock and Series E Preferred Stock

In June and July 2019, the Company sold and aggregate of 1,810,000 shares of Series E Preferred Stock to existing shareholders for $2.00 per share, or $3,620.

In November 2019, the Company sold 25,000 shares of common stock to a board member at $2 per share, or $50.

NOTE 14 – INCOME TAXES

As of December 31, 2020, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $ 25,369. $11,410 of the federal net operating loss can be carried forward indefinitely and $13,959 of the federal net operating loss can be offset against taxable income for 20 years. State net operating losses can also be carried forward for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of the Internal Revenue Code of 1986.

Income tax expense is comprised of the following:

	Year ended December 31,
	2020	2019
Current Tax
Federal
State	$-	$-
Foreign	14,621	(17,072)
Total	$14,621	$(17,072)

Deferred Tax
Federal	$(584,419)	$(1,151,693)
State	(5,043)	(358,828)
Foreign	$2,140	-
Total	$(587,323)	$(1,510,521)
Less: Valuation Allowance	587,323	1,510,521
Total Tax	$14,621	$(17,072)

The difference between the statutory tax rate of the Company and the effective tax rate is primarily the result of tax benefits generated by the Company and its subsidiary which have not been recognized due to the uncertainty that such tax benefits will ultimately be realized. A reconciliation of the statutory U.S Federal rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2020	2019
Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	0.12%	6.17%
Foreign rate differential	-0.08%	-0.03%
Permanent Items	2.22%	-1.78%
Change in valuation allowance	-13.63%	-25.99%
Return to provision adjustments	-4.03%	0%
Forfeited options	-7.33%	0%
Other	-1.39%	0.92%
Effective tax rate	-0.34%	0.29%

Foreign tax

Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2020 and 2019 is 23%.

The subsidiary has final tax assessments through 2015.

Loss / (income) before taxes on income:

	Year ended December 31,
	2020	2019

Domestic	$4,380	$5,853
Foreign	(70)	(42)
	$4,310	$5,811

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forward	$5,712	$4,807
Stock compensation and other	175	484
Deferred tax assets before valuation allowance	5,887	5,291
Valuation allowance	(5,887)	(5,291)
Net deferred tax asset	$-	$-

For the year ended December 31, 2020 and 2019, the net increases in valuation allowance of $596 and $1,510, respectively was primarily driven by the increase in net operating loss carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are able to be utilized. Based on consideration of these factors, the Company concluded that all of its recorded deferred tax assets are not more likely than not realizable and recorded a full valuation allowance at December 31, 2020 and 2019.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2020, the Company accrued $0 for interest and penalties expenses related to uncertain tax positions.

U.S. federal and New York State income taxes are open for examination for years 2018-2020 and Israel tax returns are open for examination for years 2017-2020.

NOTE 15 - SUBSEQUENT EVENTS

Warrant Exercises

On January 21, 2021, Company entered into letter agreements (the “Letter Agreements”) with certain existing accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 1,205,968 shares of the Company’s common stock at an exercise price per share of $1.165 (the “Exercise”). Certain of the Existing Warrants (the “Registered Existing Warrants”) and the shares of common stock underlying the Registered Existing Warrants have been registered pursuant to a registration statement on Form S-3 (File No. 333-251264) and a registration statement on Form S-1 (File No. 333-218871). In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new unregistered warrants to purchase up to an aggregate of 1,205,967 shares of common stock (the “New Warrants”) at an exercise price of $1.04 per share and with an exercise period of seven years from the initial closing date. The gross proceeds to the Company from the Exercise were approximately $1.4 million.

Over-issuance

On March 3, 2021, we filed a proxy statement in connection with a special meeting of stockholders (the “Special Meeting”) to be held at 10:00 a.m. Eastern time on March 31, 2021 to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24.109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On March 31, 2021 and April 14, 2021, the Company did not have the requisite vote to approve such proposals and adjourned the Special Meeting until on April 27, 2021 in an effort to obtain additional votes.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019)

3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

4.7	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.8	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.9	Form of Warrant Amendment (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2020)

4.10	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.11	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2020).

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.14*	Description of Securities

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017)

10.36	Consulting Agreement dated as of February 21, 2019, between NanoVibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.37	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.38	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.39	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.40	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.41	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.42+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019)

10.43	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

10.44	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.45	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.46	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.47	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.48	Note with Cross River Bank (SBA-Payroll Protection Program loan) dated May 14, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2020).

10.49+	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.50+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.51+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.52+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.53+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.54+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.55+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.56	Form of Securities Purchase Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.57	Form of Registration Rights Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.58*#	Amended and Restated Distribution Agreement for “Private Label” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

23.1*	Consent of Marcum, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.

#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer

Date: April 15, 2021

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

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	April 15, 2021
Brian Murphy	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer,	April 15, 2021
Stephen Brown	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	April 15, 2021
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	April 15, 2021
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	April 15, 2021
Harold Jacob, M.D.

/s/ MICHAEL FERGUSON	Director	April 15, 2021
Michael Ferguson

/s/ THOMAS R. MIKA	Director	April 15, 2021
Thomas R. Mika

