Form 10-Q
period 2021-03-31
NanoVibronix, Inc.
filed 2021-05-24
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36445

NanoVibronix, Inc

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Blvd. Elmsford, New York	10523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

(Former name, former address and

former fiscal year, if changed since last report)

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

Yes [  ] No [X]

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2021 was 24,109,635 shares.

NanoVibronix, Inc.

Quarter Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands except share and per share data)

	March 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$7,953	$7,142
Restricted cash	25	391
Trade receivables	26	25
Other accounts receivable and prepaid expenses	180	267
Inventory	173	145
Total current assets	8,357	7,970

Non-current assets:
Fixed assets, net	5	4
Other assets	23	25
Severance pay fund	193	199
Operating lease right-of-use assets, net	25	31
Total non-current assets	246	259
Total assets	$8,603	$8,229

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$102	$144
Other accounts payable and accrued expenses	257	488
Other liabilities	390	-
Deferred revenues	116	-
Shares issued in excess of authorized	-	2,257
Operating lease liabilities - current	11	13
Total current liabilities	876	2,902

Non-current liabilities:
Accrued severance pay	$236	245
Deferred licensing income	188	199
Derivative liabilities	2,942	2,471
Operating lease liabilities, non-current	14	18
Total liabilities	4,256	5,835

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at March 31, 2021 and December 31, 2020; Issued and outstanding: 666,667 at March 31, 2021 and December 31, 2020	1	1

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at March 31, 2021 and December 31, 2020; Issued and outstanding: 153 at March 31, 2021 and December 31, 2020	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at March 31, 2021 and December 31, 2020; Issued and outstanding: 875,000 at March 31, 2021 and December 31, 2020	1	1

Common stock of $0.001 par value - Authorized: 24,109,635 and 20,000,000 shares at March 31, 2021 and December 31, 2020, respectively; Issued and outstanding: 24,109,635 and 21,246,523 shares at March 31, 2021 and December 31, 2020, respectively	24	22

Additional paid in capital	51,832	44,959
Accumulated other comprehensive income	61	66
Accumulated deficit	(47,572)	(42,655)
Total stockholders’ equity	4,347	2,394
Total liabilities and stockholders’ equity	$8,603	$8,229

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020

Revenues	$103	$114
Cost of revenues	26	63
Gross profit	77	51

Operating expenses:
Research and development	64	47
Selling and marketing	311	254
General and administrative	1,016	657

Total operating expenses	1,391	958

Loss from operations	(1,314)	(907)

Financial income (expense), net	(7)	(5)
Change in fair value of derivative liabilities	(1,948)	-
Warrant modification expense	(1,627)	-

Loss before taxes on income	(4,896)	(912)

Income tax expense	(21)	(9)

Net loss	$(4,917)	$(921)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.20)	$(0.13)

Weighted average common shares outstanding:
Basic and diluted	24,170,065	7,252,510

Comprehensive loss:
Net loss available to common stockholders	(4,917)	(921)
Change in foreign currency translation adjustments	6	-
Comprehensive loss available to common stockholders	(4,912)	(921)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$-	$(38,330)	$1,348
Stock-based compensation	-	-	-	-	-	-	-	-	71	-	-	71
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(110,000)	-	110,000	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(921)	(921)
Balance, March 31, 2020	2,993,142	$2	304	$-	1,715,000	$2	4,313,764	$5	$39,740	$-	$(39,251)	$498

Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	21,246,523	$22	$44,959	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-	-	-	-	44	-	-	44
Exercise of warrants	-	-	-	-	-	-	2,863,112	2	3,492	-	-	3,494
Reclass liability to equity due to increase in authorized shares									3,337	-	-	3,337
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,917)	(4,917)
Balance, March 31, 2021	666,667	$1	153	$-	875,000	$1	24,109,635	$24	$51,832	$61	$(47,572)	$4,347

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,917)	$(921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	109	71
Warrant modification expense	1,627	-
Change in fair value of derivative liabilities	1,948	-
Changes in operating assets and liabilities:
Trade receivable	(1)	(24)
Other accounts receivable and prepaid expenses	87	43
Inventory	(28)	10
Other assets	2	-
Trade payables	(43)	98
Other accounts payable and accrued expenses	(231)	(155)
Other liabilities	390	-
Deferred revenue	105	-
Accrued severance pay, net	(3)	(18)
Net cash used in operating activities	(954)	(895)

Cash flows from investing activities:
Purchases of property plant and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Proceeds from exercise of warrants	1,406	-
Net cash provided by financing activities	1,406	-

Effects of currency translation on cash and cash equivalents	(5)	-

Net increase in cash, cash equivalents and restricted cash	445	(895)
Cash, cash equivalents and restricted cash at beginning of period	7,533	1,338

Cash, cash equivalents and restricted cash at end of period	$7,978	$443

Supplemental non-cash financing and investing activities:
Shares issued from exercise of warrants previously classified as derivatives	$2,088	$-
Reclass liability to equity due to increase in authorized shares	$3,337	$-

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

NOTE 2 – LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has historically had recurring losses and negative cash used from operations which raised substantial doubt about the Company’s ability to continue as a going concern at that time. During the first quarter of 2021, the Company used $954 of cash in operations. Although we expect to continue to incur losses and negative cash flows from operating activities, we had a cash balances of $7,978 as of March 31, 2021. Because the Company has sufficient resources to fund our operation for the next twelve months from the date of this filing, the substantial doubt has been alleviated. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

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

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2021.

The balance sheet for December 31, 2020 was derived from the Company’s audited financial statements for the year ended December 31, 2020. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains as of the years ended March 31, 2021 and 2020 were $5 and $0, respectively.

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. The Company will be required to adopt this ASU for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The adoption of Topic 326 did not have a material on the Company’s financial statements and financial statement disclosures.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common stock and over-issuance

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

As of December 3, 2020, we had 20,000,000 authorized shares of our common stock and 19,850,014 shares of common stock outstanding resulting in 149,986 shares of common stock being available for issuance. On December 4, 2020, certain holders of the Company’s Series C Preferred Stock converted 396,509 shares of Series C Preferred Stock into 396,509 shares of common stock, resulting in an overissue of 246,523 shares of common stock. Beginning on December 17, 2020, through January 22, 2021, certain holders of warrants we had issued in December 2020 (the “December 2020 Warrants”) exercised a portion of the December 2020 Warrants for 2,657,144 shares of Common Stock, resulting in an additional overissue of 2,657,144 shares of Common Stock. As of December 31, 2020, the aggregate number of shares of common stock that was overissued by the Company was 4,109,635. The shares issued in excess of the authorized amount are classified as liabilities. The common stock equivalents are subject to the Company’s sequencing policy and are classified as derivative liabilities (see Note 5). On March 3, 2021, the Company filed a proxy statement in connection with a special meeting of stockholders to be held on March 31, 2021 to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On May 6, 2021, the Company’s stockholders voted to approve the ratification of the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock to be effective as of December 4, 2020 but the stockholders did not approve a further increase in the number of its authorized shares of common stock. We have filed with the Secretary of State of the State of Delaware a Certificate of Validation with respect to the Share Increase Ratification and such Certificate of Validation has become effective.

Stock-based compensation and Options

During the three-month period ended March 31, 2021 and 2020, 180,000 and 0 options were granted, respectively. The options were granted to a employees and consultants in 2021 and were recorded at a fair value and vested over three years. During the three-month period ended March 31, 2021 and 2020, stock-based compensation expense of $109 and $71 was recorded for options that vested, respectively.

The fair value for options granted in the first quarter of 2021 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$1.04
Exercise price	$1.04
Risk free interest	0.49%
Expected term (in years)	5
Volatility	81.5%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended March 31,
	2021	2020

Research and development	5	-
Selling and marketing	21	11
General and administrative	83	60
Total	$109	$71

As of March 31, 2021, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $197, which is expected to be recognized over a weighted average period of approximately 0.55 years.

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

In February 2020, a stockholder converted 110,000 shares of Series E Preferred Stock into 110,000 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

Warrant exercises and modification

On December 2, 2020, we entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which the Company issued and sold to such investors in a private placement an aggregate of (i) 5,914,285 shares of the Company’s common stock at an offering price of $0.70 per share and (ii) pre-funded warrants to purchase up to 2,657,144 shares of common stock at a purchase price of $0.699 per pre-funded warrant, for gross proceeds of approximately $6.0 million, and net proceeds of approximately $5.4 million. In January 2021, two investors exercised an aggregate of 1,657,144 warrants at $0.001 per share.

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

The New Warrants were accounted for in warrant modification expense, which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, warrant modification expense in the amount of $1,627 was recorded with a corresponding increase in additional paid in capital.

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	0.05 – 0.35%
Dividend yield	0%
Volatility	82.7% - 211%
Contractual term (in years)	0.79 – 2.67

NOTE 5 – DERIVATIVE LIABILITIES

During 2020, the Company established a sequencing policy to which common stock equivalents are exercisable to shares of common stock more than the Company’s authorized limit. It was determined that all options and warrants by the end of the year were no longer permitted to be classified as equity and were valued at fair market value using Black Scholes and recorded as derivative liabilities.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the quarter ended March 31, 2021 is as follows:

Stock price	$1.02
Conversion price	$0.72 - 6.00
Contractual term (in years)	0.79 – 4.87
Volatility (annual)	82.7% - 211%
Risk-free rate	0.05% - 0.92%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and
●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the three months ended March 31, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021.

Derivative Liabilities
Balance – December 31, 2020	$2,471
New issuances	1,692
Change in fair value of derivative liability	1,947
Exercises/redemptions	(3,169)
Balance – March 31, 2021	$2,942

NOTE 6 – LEASES

The Company has operating lease agreements with terms up to 3 years, including car leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.80 years, with a weighted-average discount rate of 10%.

The Company incurred $6 of lease expense for its operating leases for the quarter ended March 31, 2021.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2021:

2021	$9
2022	10
2023	9
Total undiscounted operating lease payments	28
Less: Imputed interest	3
Present value of operating lease liabilities	$25

NOTE 7 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three months ended March 31, 2021 and 2020 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2021	March 31, 2020
Series D Preferred Stock	153,000	303,782
Series E Preferred Stock	875,000	1,715,000
Stock Options - employee and non-employee	1,928,544	1,556,332
Warrants	5,447,594	266,667
Total	8,404,138	3,841,781

The diluted loss per share equals basic loss per share in the three months ended March 31, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 8 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2021	2020
United States	$92	$110
New Zealand	9	-
Israel	1	1
Europe	1	3
Total	$103	$114

NOTE 9 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.17
Exercise price	$0.19
Risk free interest	1.74%
Expected term (in years)	9
Volatility	139.2%

The Company considers this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants decreased by $2 during the quarter, leaving a balance of $21 as of March 31, 2021.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Pending litigation

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. The Company believes it is too early to determine the most likely outcome. The Company disputes the claims asserted by Protrade and intends to respond to the Request and defend against the claims vigorously.

NOTE 11 – OTHER LIABILITIES

In January 2021, investors attempted exercise warrants for 663,332 shares of common stock for an aggregate amount of $390. Due to the Company’s lack of authorized shares, in April 2021, the proceeds from the exercise of $390 was returned to the investors.

NOTE 12 – SUBSEQUENT EVENTS

On April 6, 2021, the Company agreed to purchase 663,332 warrants from investors for a total of $388. The warrants had exercise prices between $0.88 and $0.94 per share.

At the Special Meeting on May 6, 2021, our stockholders approved the ratification, pursuant to Section 204 of the Delaware General Corporation Law and Delaware common law, of an increase in the number of authorized shares of our common stock from 20,000,000 to 24,109,635 shares and the issuance of 4,109,635 shares of common stock upon conversion and exercise of certain of the Company’s securities as more particularly described in the Company’s definitive proxy statement filed with the SEC on March 3, 2021 (the “Share Increase Ratification”). We have filed with the Secretary of State of the State of Delaware a Certificate of Validation with respect to the Share Increase Ratification and such Certificate of Validation has become effective.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of March 31, 2021 and for the three months ended March 31, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our history of losses and expectation of continued losses.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.
●	The risk that we may not obtain the requisite votes at our annual meeting to increase the number of authorized shares of common stock.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures and cyber-attacks.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	Risks related to our operations in Israel, including political, economic and military instability.
●	The price of our securities is volatile with limited trading volume
●	Our ability to comply with the continued listing requirements of the NASDAQ capital market.
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Our ability to generate internal growth.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.
●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Risks related to our operations in Israel.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

Recent Events and Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders, which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and has been shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn has compelled us to furlough or reduce working hours for much of our operating staff for several months during the second quarter of 2020, and has forced our remaining staff as well as third-party contractors to work remotely. In addition, many staff members continue to operate remotely from their homes, which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. Assessment of the complete extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

Business Developments

Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (“CMS”) approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004.

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

Nasdaq Stockholders’ Equity Minimum

On April 21, 2021, the Company received notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer satisfied the minimum $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Equity Requirement”). The Company reported stockholders’ equity of approximately $2.4 million in its Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020 and does not otherwise satisfy the alternative criteria pertaining to market value of listed securities or net income. In accordance with the Nasdaq Listing Rules, the Company has been granted a period of 45 calendar days, or through June 7, 2021, to submit its plan to evidence compliance with the Equity Requirement for the Staff’s review. If the Company’s plan is accepted, the Staff may grant the Company an extension of up to 180 calendar days from the date of the notification letter, or October 18, 2021, to evidence compliance with the Equity Requirement. While the Company is evaluating various courses of action in its effort to regain compliance with the Equity Requirement and plans to timely submit a compliance plan to the Staff for its review, there can be no assurance that the Company’s plan will be accepted by the Staff or, if accepted, that the Company will be able to timely satisfy the terms of the extension granted by the Staff. If the Company’s plan is not accepted by the Staff or if accepted but the Company does not timely regain compliance, the Company’s common stock would be subject to delisting. In such event, the Company would be entitled to request a hearing before a Nasdaq Hearings Panel, which request would stay any delisting action by Nasdaq at least until the ultimate conclusion of the hearing process.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have not been any material changes to such critical accounting policies since December 31, 2020.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues. For the three months ended March 31, 2021 and 2020, our revenues were approximately $103,000 and $114,000 respectively, a decrease of approximately 10%, or $11,000 between the periods. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2021 and 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the three months ended March 31, 2021 and 2020, the portion of our revenues that was derived from distributors was 94% and 99%, respectively.

Gross Profit. For the three months ended March 31, 2021 and 2020, gross profit was approximately $77,000 and $51,000, respectively, an increase of approximately 51% or $26,000, mainly due to sales of our products to distributors at higher margins and during the same period, the Company did not offer special discounts on products as was done in the same fiscal period during 2020.

Gross profit as a percentage of revenues was approximately 75% and 45% for the three months ended March 31, 2021 and 2020, respectively. The increase in gross profit as a percentage is mainly due to the reason described above.

Research and Development Expenses. For the three months ended March 31, 2021 and 2020, research and development expenses were approximately $64,000 and $47,000, respectively between the periods. The increase was mainly due to options expense during the three months ended March 31, 2021.

Research and development expenses as a percentage of total revenues were approximately 62% and 42% for the three months ended March 30, 2021 and 2020, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2021 and 2020, selling and marketing expenses were approximately $311,000 and $254,000, respectively, an increase of approximately 22%, or $57,000, between the periods. The increase was primarily due to increased salaries and consulting fees during the first quarter of 2021.

Selling and marketing expenses as a percentage of total revenues were approximately 302% and 223% for the three months ended March 31, 2021 and 2020, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2021 and 2020, general and administrative expenses were approximately $1,016,000 and $657,000, respectively, an increase of approximately 55%, or $359,000, between the periods. The increase was primarily due to legal fees related to a lawsuit with a former officer and director and efforts to ratify our prior overissuances of common stock.

General and administrative expenses as a percentage of total revenues were approximately 986% and 576% for the three months ended March 31, 2021 and 2020, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended March 31, 2021 and 2020, financial expenses, net was approximately $7,000 compared to a $5,000, respectively, an increase of approximately $2,000 between the periods due to the change in fair value of the investment in Sanuwave.

Change in fair value of derivative liabilities. For the three months ended March 31, 2021 and 2020, there was a change in fair value of derivative liabilities resulting in losses of approximately $1,948,000 and $0, respectively. The loss in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit.

Warrant modification expense. For the three months ended March 31, 2021 and 2020, warrant modification expense was approximately $1,627,000 and $0, respectively. The warrant modification expense in 2021 was related to warrants held by a certain investor that were repriced. The investor was also granted new warrants to replace the repriced warrants after they were exercised.

Tax expenses. For the three months ended March 31, 2021 and 2020, tax expenses were $21,000 and $9,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss increased by approximately $3,996,000, or 434%, to approximately $4,917,000 for the three months ended March 31, 2021 from approximately $921,000 in the same period of 2020. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $4,917,000 and had negative cash flow from operating activities of $954,000 during the quarter ended March 31, 2021. Although we expect to continue to incur losses and negative cash flows from operating activities, we had a cash balance of just over $7,953,000 as of March 31, 2021 and therefore, we have sufficient resources to fund our operation for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we do not increase the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the quarter ended March 31, 2021, we received approximately $1,406,000 of net proceeds from the exercise of warrants. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of March 31, 2021, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

As of March 31, 2021, we had cash and cash equivalents of approximately $7,978,000, compared to approximately $443,000 as of March 31, 2020. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $954,000 for the three months ended March 31, 2021 and $895,000 for the same period in 2020.

Cash provided by financing activities was approximately $1,406,000 for the three months ended March 31, 2021 compared to $0 for the three months ended March 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well issues that may continue to occur due to the development of the coronavirus outbreak. While there were significant delays in the production of goods due to COVID-19 issues, presently, we are no longer experiencing such delays in the production of our products. That said, there are no assurances that if a second wave of the pandemic occurs that we will not experience significant delays in the future. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel (NIS), both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2020, filed with the SEC on April 15, 2021.

In addition to the previously existing material weaknesses described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we identified another material weakness in our internal control over financial reporting in that we did not properly account for the number of shares of our common stock issued in connection with the conversion of shares of our preferred stock and the exercise of warrants, which resulted in the Company issuing more shares of common stock than are authorized under our governance documents (the “Overissuance Material Weakness”).

During 2020, management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses relating to (i) our controls over information technology and information systems relevant to the preparation of our financial statements, (ii) our controls over management review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and (iii) our lack of a formalized written set of policies and procedures including testing documentation for our system of internal control over financial reporting (the “Existing Material Weaknesses”). Our remediation activities with respect to the Existing Material Weaknesses included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Although the Company has taken numerous steps with respect to the Existing Material Weaknesses, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of March 31, 2021. In addition, we expect to have a plan in place by the end of the second quarter of 2021 with respect to the remediation of our Overissuance Material Weakness.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting that occurred during the first quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2019, a lawsuit was filed by a former officer and director, Jona Zumeris, in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018. The Israeli court issued a court order demanding that we restrict approximately $700,000 of the Company’s money until the matter is adjudicated. The Company appealed the court order and in February 2020, the Company agreed to restrict approximately 1,187,000 NIS (“New Israeli Shekel”) and agreed to try to settle the matter in mediation. On November 30, 2020, the Company funded the escrow account with $391,000. In January 2021, the parties reached a settlement in which the Company paid the plaintiff approximately $366,000 as settlement in full

There are no other material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we have identified material weaknesses in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures and separately related to the recent overissuance of shares of our common stock. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2020. Our management has implemented remediation measures with respect to the controls and written policies and procedures as described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and management expects that such measures will be sufficient to fully remediate such material weaknesses in our internal control over financial reporting that existed as of March 31, 2021. However, we have not implemented remediation measures with respect to the overissuance of shares of our common stock but expect to have a plan of remediation in place during the second quarter of 2021. We obtained a ratification from our stockholders with respect to the overissuance of shares of our common stock and we have filed a Certificate of Validation with the Secretary of State of the State of Delaware, which has become effective. However, we must address the policies and procedures that allowed such overissuance to occur and implement a remediation plan. We cannot guarantee that these steps will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

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

On April 21, 2021, we received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market (the “Equity Requirement”). The Company reported stockholders’ equity of approximately $2.4 million in its Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020 and does not otherwise satisfy the alternative criteria pertaining to market value of listed securities or net income. In accordance with the Nasdaq Listing Rules, the Company has been granted a period of 45 calendar days, or through June 7, 2021, to submit its plan to evidence compliance with the Equity Requirement for the Staff’s review. If the Company’s plan is accepted, the Staff may grant the Company an extension of up to 180 calendar days from the date of the notification letter, or October 18, 2021, to evidence compliance with the Equity Requirement. While the Company is evaluating various courses of action in its effort to regain compliance with the Equity Requirement and plans to timely submit a compliance plan to the Staff for its review, there can be no assurance that the Company’s plan will be accepted by the Staff or, if accepted, that the Company will be able to timely satisfy the terms of the extension granted by the Staff. If the Company’s plan is not accepted by the Staff or if accepted but the Company does not timely regain compliance, the Company’s common stock would be subject to delisting. In such event, the Company would be entitled to request a hearing before a Nasdaq Hearings Panel, which request would stay any delisting action by Nasdaq at least until the ultimate conclusion of the hearing process.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities during the quarter ended March 31, 2021 were previously disclosed in a Current Report on Form 8-K

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: May 24, 2021	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: May 24, 2021	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

