Form 10-Q
period 2021-06-30
NanoVibronix, Inc.
filed 2021-08-16
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 16, 2021 was 24,109,634 shares.

NanoVibronix, Inc.

Quarter Ended June 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$5,672	$7,142
Restricted cash	-	391
Trade receivables	36	25
Other accounts receivable and prepaid expenses	671	267
Inventory	205	145
Total current assets	6,584	7,970

Non-current assets:
Fixed assets, net	5	4
Other assets	23	25
Severance pay fund	198	199
Operating lease right-of-use assets, net	22	31
Total non-current assets	248	259
Total assets	$6,832	$8,229

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$181	$144
Other accounts payable and accrued expenses	147	488
Deferred revenues	53	-
Shares issued in excess of authorized	-	2,257
Operating lease liabilities - current	10	13
Total current liabilities	391	2,902

Non-current liabilities:
Accrued severance pay	$241	245
Deferred licensing income	176	199
Derivative liabilities	1,848	2,471
Operating lease liabilities, non-current	12	18
Total liabilities	2,668	5,835

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at June 30, 2021 and December 31, 2020; Issued and outstanding: 666,667 at June 30, 2021 and December 31, 2020	1	1

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at June 30, 2021 and December 31, 2020; Issued and outstanding: 153 at June 30, 2021 and December 31, 2020	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at June 30, 2021 and December 31, 2020, respectively; Issued and outstanding: 875,000 at June 30, 2021 and December 31, 2020	1	1

Common stock of $0.001 par value - Authorized: 24,109,635 shares at June 30, 2021 and December 31, 2020; Issued and outstanding: 24,109,634 and 21,246,523 shares at June 30, 2021 and December 31, 2020, respectively	24	22

Additional paid in capital	51,867	44,959
Accumulated other comprehensive income	59	66
Accumulated deficit	(47,788)	(42,655)
Total stockholders’ equity	4,164	2,394
Total liabilities and stockholders’ equity	$6,832	$8,229

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Revenues	$318	$269	$421	$383
Cost of revenues	110	231	136	294
Gross profit	208	38	285	89

Operating expenses:
Research and development	64	16	128	63
Selling and marketing	296	180	607	434
General and administrative	839	1,310	1,855	1,967

Total operating expenses	1,199	1,506	2,590	2,464

Loss from operations	(991)	(1,468)	(2,305)	(2,375)

Financial income (expense), net	1	(5)	(6)	(10)
Change in fair value of derivative liabilities	706	-	(1,242)	-
Gain on purchase of warrants	64	-	64	-
Warrant modification expense	-	-	(1,627)	-

Loss before taxes on income	(220)	(1,473)	(5,116)	(2,385)

Income tax benefit / (expense)	4	(4)	(17)	(13)

Net loss	$(216)	$(1,477)	$(5,133)	$(2,398)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.01)	$(0.20)	$(0.21)	$(0.33)

Weighted average common shares outstanding:
Basic and diluted	24,776,302	7,252,510	24,476,551	7,279,708

Comprehensive loss:
Net loss available to common stockholders	(216)	(1,477)	(5,133)	(2,398)
Change in foreign currency translation adjustments	(14)	-	(8)	-
Comprehensive loss available to common stockholders	(230)	(1,477)	(5,141)	(2,398)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2020	2,993,142	$2	304	$-	1,715,000	2	4,313,764	$5	$39,740	$(39,251)	$498
Stock-based compensation	-	-	-	-	-	-	-	-	72	-	72
Warrants issued with notes payable	-	-	-	-	-	-	-	-	123	-	123
Net loss	-	-	-	-	-	-	-	-	-	(1,477)	(1,477)
Balance, June 30, 2020	2,993,142	$2	304	$-	1,715,000	$2	4,313,764	$5	$39,935	$(40,728)	$(784)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$(38,330)	$1,348
Stock-based compensation	-	-	-	-	-	-	-	-	143	-	143
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(110,000)	-	110,000	-	-	-	-
Warrants issued with notes payable	-	-	-	-	-	-	-	-	123	-	123
Net loss	-	-	-	-	-	-	-	-	-	(2,398)	(2,398)
Balance, June 30, 2020	2,993,142	$2	304	$-	1,715,000	$2	4,313,764	$5	$39,935	$(40,728)	$(784)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,832	$61	$(47,572)	$4,347
Stock-based compensation	-	-	-	-	-	-	-	-	35	-	-	35
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	-	-	-	-	(216)	(216)
Balance, June 30, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,867	$59	$(47,788)	$4,164

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	21,246,523	$22	$44,959	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-	-	-	-	79	-	-	79
Exercise of warrants	-	-	-	-	-	-	2,863,111	2	3,492	-	-	3,494
Reclass from liability to equity	-	-	-	-	-	-	-	-	3,337	-	-	3,337
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,133)	(5,133)
Balance, June 30, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,867	$59	$(47,788)	$4,164

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,133)	$(2,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	208	143
Warrants received as licensing fee	-	(23)
Warrant modification expense	1,627	-
Change in fair value of equity investment	2	(9)
Common stock payable to consultant	-	844
Change in fair value of derivative liabilities	1,242	-
Gain on purchase of warrants	(64)	-
Changes in operating assets and liabilities:
Trade receivable	(12)	(146)
Other accounts receivable and prepaid expenses	(404)	110
Inventory	(60)	(27)
Trade payables	37	7
Other accounts payable and accrued expenses	(341)	(91)
Deferred revenue	30	226
Accrued severance pay, net	(3)	(15)
Net cash used in operating activities	(2,870)	(1,378)

Cash flows from investing activities:
Purchases of property plant and equipment	(2)	-
Net cash used in investing activities	(2)	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	42
Proceeds from note issued to related party	-	200
Proceeds from exercise of warrants	1,406	-
Buy back of warrants from investors	(388)	-
Net cash provided by financing activities	1,018	242

Effects of currency translation on cash and cash equivalents	(7)	-

Net decrease in cash, cash equivalents and restricted cash	(1,861)	(1,136)
Cash, cash equivalents and restricted cash at beginning of period	7,533	1,338

Cash, cash equivalents and restricted cash at end of period	$5,672	$202

Supplemental non-cash financing and investing activities:
Discount on notes payable	-	123
Shares issued from exercise of warrants previously classified as derivative liability	$2,087	$-
Reclass liability to equity due to increase in authorized shares	$3,337	$-

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

NOTE 2 – LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has historically had recurring losses and negative cash used from operations which raised substantial doubt about the Company’s ability to continue as a going concern. During the six months ended June 30, 2021, the Company used $2,870 of cash in operations. Although we expect to continue to incur losses and negative cash flows from operating activities, we had cash balances of $5,672 as of June 30, 2021. Because the Company has sufficient resources to fund our operation for the next twelve months from the date of this filing, the substantial doubt has been alleviated. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains as of the years ended June 30, 2021 and 2020 were $7 and $6, respectively.

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

As of December 3, 2020, we had 20,000,000 authorized shares of our common stock and 19,850,014 shares of common stock outstanding resulting in 149,986 shares of common stock being available for issuance. On December 4, 2020, certain holders of the Company’s Series C Preferred Stock converted 396,509 shares of Series C Preferred Stock into 396,509 shares of common stock, resulting in an overissue of 246,523 shares of common stock. Beginning on December 17, 2020, through January 22, 2021, certain holders of warrants we had issued in December 2020 (the “December 2020 Warrants”) exercised a portion of the December 2020 Warrants for 2,657,144 shares of Common Stock, resulting in an additional overissue of 2,657,144 shares of Common Stock. As of December 31, 2020, the aggregate number of shares of common stock that was overissued by the Company was 4,109,634. The shares issued in excess of the authorized amount are classified as liabilities. The common stock equivalents are subject to the Company’s sequencing policy and are classified as derivative liabilities (see Note 5). On March 3, 2021, the Company filed a proxy statement in connection with a special meeting of stockholders to be held on March 31, 2021 to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On May 6, 2021, the Company’s stockholders voted to approve the ratification of the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock to be effective as of December 4, 2020 but the stockholders did not approve a further increase in the number of its authorized shares of common stock. We have filed with the Secretary of State of the State of Delaware a Certificate of Validation with respect to the Share Increase Ratification and such Certificate of Validation has become effective.

Stock-based compensation and options

During the six-month period ended June 30, 2021 and 2020, 180,000 and 15,000 options were granted, respectively. The options were granted to a employees and consultants in 2021 and were recorded at a fair value and vested over three years. During the three and six-month period ended June 30, 2021, stock-based compensation expense of $99 and $208 was recorded for options that vested, respectively. During the three and six-month period ended June 30, 2020, there was stock-based compensation expense of $72 and $143, respectively. During the second quarter of 2021, 13,845 options expired.

The fair value for options granted in 2021 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$1.04
Exercise price	$1.04
Risk free interest	0.49%
Expected term (in years)	5
Volatility	81.5%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Research and development	5	1	10	1
Selling and marketing	10	11	31	22
General and administrative	84	60	167	120

Total	$99	$72	$208	$143

As of June 30, 2021, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $194, which is expected to be recognized over a weighted average period of approximately 0.99 years.

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

On January 21, 2021, Company entered into letter agreements (the “Letter Agreements”) with certain existing accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 1,205,968 shares of the Company’s common stock at an exercise price per share of $1.165 (the “Exercise”). Certain of the Existing Warrants (the “Registered Existing Warrants”) and the shares of common stock underlying the Registered Existing Warrants have been registered pursuant to a registration statement on Form S-3 (File No. 333-251264) and a registration statement on Form S-1 (File No. 333-218871). In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 1,205,967 shares of common stock (the “New Warrants”) at an exercise price of $1.04 per share and with an exercise period of seven years from the initial closing date. The gross proceeds to the Company from the Exercise were approximately $1.4 million.

The New Warrants were accounted for in warrant modification expense, which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, warrant modification expense in the amount of $1,627 was recorded with a corresponding increase in additional paid in capital.

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	0.05 – 0.85%
Dividend yield	0%
Volatility	82.7% - 211%
Contractual term (in years)	0.67 – 6.56

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

On April 6, 2021, the Company agreed to buy back 663,332 warrants from investors for a total of $368. The warrants had exercise prices between $0.88 and $0.94 per share. The value of the derivative liabilities associated with these warrants was $451. The Company recorded a $64 gain in connection with the buy back of the warrants.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the quarter ended June 30, 2021 is as follows:

Stock price	$0.85
Conversion price	$0.72 - 6.90
Contractual term (in years)	0.67 – 6.56
Volatility (annual)	82.7% - 211%
Risk-free rate	0.09% - 1.21%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and
●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the three and six months ended June 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2021.

Derivative Liabilities
Balance – December 31, 2020	$2,471
New issuances	1,755
Change in fair value of derivative liability	1,242
Exercises/redemptions	(3,620)
Balance – June 30, 2021	$1,848

NOTE 6 – LEASES

The Company has operating lease agreements with terms up to 3 years, including car leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.92 years, with a weighted-average discount rate of 10%.

The Company incurred $4 and $10 of lease expense for its operating leases for the three months and six months ended June 30, 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2021:

2021	$5
2022	10
2023	10
Total undiscounted operating lease payments	25
Less: Imputed interest	3
Present value of operating lease liabilities	$22

NOTE 7 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three and six months ended June 30, 2021 and 2020 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2021	June 30, 2020
Series D Preferred Stock	153,000	303,782
Series E Preferred Stock	875,000	1,715,000
Stock Options - employee and non-employee	1,914,699	1,571,332
Warrants	4,784,262	266,667
Total	7,726,961	3,856,781

The diluted loss per share equals basic loss per share in the three and six months ended June 31, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 8 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
United States	$292	$151	$384	$261
Europe	10	117	11	120
Israel	1	1	2	2
New Zealand	3	-	12	-
Canada	12	-	12	-
Total	$318	$269	$421	$383

NOTE 9 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.18
Exercise price	$0.19
Risk free interest	1.45%
Expected term (in years)	9
Volatility	133.3%

The Company considers this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants decreased by $2 during the six months ended June 30, 2021, leaving a balance of $22.

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

Pending litigation

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. As of the date of this report, the parties have respectively submitted the initial Request for Arbitration and Response to Request for Arbitration with Counterclaims, and agreed on a procedural timeline pursuant to which final resolution of the arbitration is expected by February 2022 (if not dismissed or settled earlier). The Company believes it is too early to determine the most likely outcome. The Company disputes the claims asserted by Protrade and intends to respond to the Request and defend against the claims vigorously.

NOTE 11 – SUBSEQUENT EVENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our history of losses and expectation of continued losses.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.
●	The risk that we may not obtain the requisite votes at our annual meeting to increase the number of authorized shares of common stock.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures and cyber-attacks.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	Risks related to our operations in Israel, including political, economic and military instability.
●	The price of our securities is volatile with limited trading volume.
●	Our ability to comply with the continued listing requirements of the NASDAQ capital market.
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Our ability to generate internal growth.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.
●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Risks related to our operations in Israel.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

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

Recent Events and Developments

COVID-19

In December 2019, a strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has reached multiple other countries, resulting in government-imposed quarantines, travel restrictions and other public health safety measures in China and other affected countries. The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders, which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and was shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn compelled us to furlough or reduce working hours for much of our operating staff for several months during the second quarter of 2020, and has forced our remaining staff as well as third-party contractors to work remotely. In addition, many staff members continue to operate remotely from their homes from time to time as government regulations fluctuate, which is continuing to result in delays in obtaining certain financial records and may cause production delays in the foreseeable future. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the supply and delivery of our products, may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations. Assessment of the complete extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. The continuation of the COVID-19 pandemic could materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

Business Developments

Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (“CMS”) approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for Durable Medical Equipment, or DME through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004.

In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, received warrants to purchase 127,000 shares of Sanuwave stock, a $250,000 milestone payment based on receipt of U.S. Food and Drug Administration approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to our WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the U.S. Food and Drug Administration and other regulatory agencies around the world.

In September 2020, the U.S. FDA exercised its Enforcement Discretion to allow distribution of our UroShield device in the United States. This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic.

Nasdaq Stockholders’ Equity Minimum

On April 21, 2021, the Company received notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company no longer satisfied the minimum $2.5 million stockholders’ equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1) (the “Equity Requirement”). The Company reported stockholders’ equity of approximately $2.4 million in its Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020 and did not otherwise satisfy the alternative criteria pertaining to market value of listed securities or net income. In accordance with the Nasdaq Listing Rules, the Company was granted a period of 45 calendar days, or through June 7, 2021, to submit its plan to evidence compliance with the Equity Requirement for the Staff’s review. On May 24, 2021, the Company filed its Quarterly Report on Form 10-Q for the first quarter of 2021 and reported stockholders’ equity of approximately $4.3 million. On June 1, 2021, the Company was notified by Nasdaq that the Company regained compliance with Nasdaq’s listing qualifications and that this matter was now closed.

Nasdaq Bid Price Minimum

On June 17, 2021, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between May 5, 2021, through June 16, 2021, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until December 14, 2021, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The letter further provided that if, at any time during the 180-day period, the closing bid price of the Company’s common stock was at least $1.00 for a minimum of 10 consecutive business days, Nasdaq would provide the Company with written confirmation that it had achieved compliance with the minimum bid price requirement.

On August 9, 2021, the Company received a letter from Nasdaq notifying the Company that for the last 10 consecutive business days, from July 26, 2021 to August 6, 2021, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and, therefore, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and this matter is now closed.

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

Results of Operations

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues. For the three months ended June 30, 2021 and 2020, our revenues were approximately $318,000 and $269,000 respectively, an increase of approximately 18%, or $49,000 between the periods. The increase was due to increased sales of our PainShield devices to our distributors. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2021 and 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the three months ended June 30, 2021 and 2020, the portion of our revenues that was derived from distributors was 96% and 88%, respectively.

Gross Profit. For the three months ended June 30, 2021 and 2020, gross profit was approximately $208,000 and $38,000, respectively, an increase of approximately 447% or $170,000, mainly due to sales of our products to distributors at higher margins in 2021 as compared to the same period last year due to increased prices charged to our distributors and also because the Company did not offer special discounts in 2021 on products as was done in the same fiscal period during 2020.

Gross profit as a percentage of revenues was approximately 65% and 14% for the three months ended June 30, 2021 and 2020, respectively. The increase in gross profit as a percentage is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended June 30, 2021 and 2020, research and development expenses were approximately $64,000 and $16,000, respectively between the periods. The increase was mainly due to options expense during the three months ended June 30, 2021, as well as increased payroll costs in 2021 compared to the same period last year as we furloughed staff in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

Research and development expenses as a percentage of total revenues were approximately 20% and 6% for the three months ended June 30, 2021 and 2020, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2021 and 2020, selling and marketing expenses were approximately $296,000 and $180,000, respectively, an increase of approximately 64%, or $116,000, between the periods. The increase was primarily due to increased salaries and consulting fees during the second quarter of 2021 as we furloughed staff, or reduced salaries in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

Selling and marketing expenses as a percentage of total revenues were approximately 93% and 67% for the three months ended June 30, 2021 and 2020, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2021 and 2020, general and administrative expenses were approximately $839,000 and $1,310,000, respectively, a decrease of approximately 36%, or $471,000, between the periods. The decrease was primarily due to the settlement with a contractor in 2020 for $918,750, partially offset by fees related to a lawsuit and our efforts to ratify our prior over issuances of common stock, as well as incurring larger salary expenses in 2021 as we furloughed staff, or reduced salaries in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

General and administrative expenses as a percentage of total revenues were approximately 264% and 487% for the three months ended June 30, 2021 and 2020, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial income (expense), net. For the three months ended June 30, 2021 and 2020, financial income (expense), net was approximately $1,000 compared to a financial expense, net of $5,000 , respectively, an increase of approximately $6,000 between the periods due to the change in fair value of the investment in Sanuwave.

Change in fair value of derivative liabilities. For the three months ended June 30, 2021 and 2020, there was a change in fair value of derivative liabilities resulting in a gain of approximately $706,000 and $0, respectively. The gain in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit.

Gain on purchase of warrants. For the three months ended June 30, 2021 and 2020, there was a gain of approximately $64,000 and $0, respectively. The gain was related to the settlement of derivative liabilities which was the result of the repurchase of warrants from certain investors.

Tax benefit (expense). For the three months ended June 30, 2021 and 2020, there was a tax benefit of $4,000 and $4,000 tax expense. The tax expense or benefit is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $1,261,000 or 85%, to approximately $216,000 for the three months ended June 30, 2021 from approximately $1,477,000 in the same period of 2020. The decrease in net loss resulted primarily from the factors described above.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues. For the six months ended June 30, 2021 and 2020, our revenues were approximately $421,000 and $383,000 respectively, an increase of approximately 10%, or $38,000 between the periods. The increase was due to increased sales of our PainShield devices to our distributors. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2021 and 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield 0%. For the six months ended June 30, 2021 and 2020, the portion of our revenues that was derived from distributors was 96% and 91%, respectively.

Gross Profit. For the six months ended June 30, 2021 and 2020, gross profit was approximately $285,000 and $89,000, respectively, an increase of approximately 220% or $196,000, mainly due to sales of our products to distributors at higher margins in 2021 as compared to the same period last year due to increased prices charged to our distributors and also because the Company did not offer special discounts in 2021 on products as was done in the same fiscal period during 2020.

Gross profit as a percentage of revenues was approximately 68% and 23% for the six months ended June 30, 2021 and 2020, respectively. The increase in gross profit as a percentage is mainly due to the reasons described above.

Research and Development Expenses. For the six months ended June 30, 2021 and 2020, research and development expenses were approximately $128,000 and $63,000, respectively between the periods. The increase was mainly due to options expense during the six months ended June 30, 2021, as well as increased payroll costs in 2021 compared to the same period in 2020, as we furloughed staff in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

Research and development expenses as a percentage of total revenues were approximately 30% and 16% for the six months ended June 30, 2021 and 2020, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the six months ended June 30, 2021 and 2020, selling and marketing expenses were approximately $607,000 and $434,000, respectively, an increase of approximately 40%, or $173,000, between the periods. The increase was primarily due to increased salaries and consulting fees during the second quarter of 2021, as we furloughed staff, or reduced salaries in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

Selling and marketing expenses as a percentage of total revenues were approximately 144% and 113% for the six months ended June 30, 2021 and 2020, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the six months ended June 30, 2021 and 2020, general and administrative expenses were approximately $1,855,000 and $1,967,000, respectively, a decrease of approximately 6%, or $112,000, between the periods. The decrease was primarily due to the settlement with a contractor in 2020 for $918,750, partially offset by increased costs in 2021 due to a $366,000 settlement of a lawsuit with a former officer and director, as well as fees incurred related to our efforts to ratify our prior over issuances of common stock, as well as incurring larger salary expenses in 2021 as we furloughed staff, or reduced salaries in the second quarter of 2020 due to the impacts of the COVID-19 pandemic.

General and administrative expenses as a percentage of total revenues were approximately 441% and 514% for the six months ended June 30, 2021 and 2020, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the six months ended June 30, 2021 and 2020, financial expenses, net was approximately $6,000 compared to a $10,000, respectively, a decrease of approximately $4,000 between the periods due to the change in fair value of the investment in Sanuwave.

Change in fair value of derivative liabilities. For the six months ended June 30, 2021 and 2020, there was a change in fair value of derivative liabilities resulting in losses of approximately $1,242,000 and $0, respectively. The loss in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit.

Gain on purchase of warrants. For the six months ended June 30, 2021 and 2020, there was a gain of approximately $64,000 and $0, respectively. The gain was related to the settlement of derivative liabilities which was the result of the repurchase of warrants from certain investors.

Warrant modification expense. For the six months ended June 30, 2021 and 2020, warrant modification expense was approximately $1,627,000 and $0, respectively. The warrant modification expense in 2021 was related to warrants held by a certain investor that were repriced. The investor was also granted new warrants to replace the repriced warrants after they were exercised.

Tax expenses. For the six months ended June 30, 2021 and 2020, tax expenses were $17,000 and $13,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss increased by approximately $2,735,000, or 114%, to approximately $5,133,000 for the six months ended June 30, 2021 from approximately $2,398,000 in the same period of 2020. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $5,133,000 and had negative cash flow from operating activities of $2,870,000 during the quarter ended June 30, 2021. Although we expect to continue to incur losses and negative cash flows from operating activities, we had a cash balance of just over $5,672,000 as of June 30, 2021 and therefore, we have sufficient resources to fund our operation for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we do not increase the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the six-month period ended June 30, 2021, we received approximately $1,406,000 of net proceeds from the exercise of warrants. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative cash flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of June 30, 2021, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

As of June 30, 2021, we had cash and cash equivalents of approximately $5,672,000, compared to approximately $202,000 as of June 30, 2020. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $2,870,000 for the six months ended June 30, 2021 and $1,378,000 for the same period in 2020.

Cash provided by financing activities was approximately $1,018,000 for the six months ended June 30, 2021 compared to $242,000 for the six months ended June 30, 2020.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2020, filed with the SEC on April 15, 2021.

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

During 2020, management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses relating to (i) our controls over information technology and information systems relevant to the preparation of our financial statements, (ii) our controls over management review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and (iii) our lack of a formalized written set of policies and procedures including testing documentation for our system of internal control over financial reporting (the “Existing Material Weaknesses”). Our remediation activities with respect to the Existing Material Weaknesses included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Although the Company has taken numerous steps with respect to the Existing Material Weaknesses, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of June 30, 2021. In addition, we expect to have a plan in place by the end of the third quarter of 2021 with respect to the remediation of our Overissuance Material Weakness.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. As of the date of this report, the parties have respectively submitted the initial Request for Arbitration and Response to Request for Arbitration with Counterclaims, and agreed on a procedural timeline pursuant to which final resolution of the arbitration is expected by February 2022 (if not dismissed or settled earlier). The Company disputes the claims asserted by Protrade and intends to respond to the Request and defend against the claims vigorously.

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

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2021 and “Item 1A. Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

If we fail to comply with the continued listing requirements of the NASDAQ Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted .

Our common stock is currently listed for trading on the NASDAQ Capital Market. We must satisfy NASDAQ’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share and a minimum stockholders’ equity of $2.5 million or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from the NASDAQ Capital Market could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On April 21, 2021, we received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market (the “Equity Requirement”). The Company reported stockholders’ equity of approximately $2.4 million in its Annual Report on Form 10-K as of and for the fiscal year ended December 31, 2020 and did not otherwise satisfy the alternative criteria pertaining to market value of listed securities or net income. In accordance with the Nasdaq Listing Rules, the Company was granted a period of 45 calendar days, or through June 7, 2021, to submit its plan to evidence compliance with the Equity Requirement for the Staff’s review On May 24, 2021, the Company filed its Quarterly Report on Form 10-Q for the first quarter of 2021 and reported stockholders’ equity of approximately $4.3 million. On June 1, 2021, the Company was notified by Nasdaq that the Company regained compliance with Nasdaq’s listing qualifications and that this matter was now closed.

On June 17, 2021, the Company received a letter from the Listing Qualifications Department of the Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between May 5, 2021, through June 16, 2021, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until December 14, 2021 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The letter further provided that if, at any time during the 180-day period, the closing bid price of the Company’s common stock was at least $1.00 for a minimum of 10 consecutive business days, Nasdaq would provide the Company with written confirmation that it had achieved compliance with the minimum bid price requirement.

On August 9, 2021, the Company received a letter from Nasdaq notifying the Company that for the last 10 consecutive business days, from July 26, 2021 to August 6, 2021, the closing bid price of the Company’s common stock has been at $1.00 per share or greater, and, therefore, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) and this matter is now closed.

There is no assurance we can maintain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

We essentially have no common shares available for issuance to raise capital to fund our general corporate overhead, our outside R&D costs associated with our R&D activities or other capital needs unless the number of authorized shares of common stock is increased.

Currently, we have issued all but one of the shares of common stock that are authorized under our Amended and Restated Certificate of Incorporation, as amended. Accordingly, we have essentially no shares of common stock available for issuance, which will limit our ability to raise funds in the future to the extent necessary. As of August 16, 2021, 8,356,428 shares of common stock were issuable upon conversion of outstanding shares of preferred stock or exercise of outstanding warrants and equity awards. We do not have a sufficient number of authorized shares of common stock for such issuances and are required to record a derivative liability as a result. At our special meeting held earlier in 2021, we solicited the approval of our stockholders to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock; however, we did not receive the requisite stockholder approval. We have included a proposal to increase the number of authorized shares of common stock for consideration by our stockholders at our annual meeting scheduled for August 17, 2021. If the number of authorized shares of common stock is not increased, we will have no shares available for issuance upon the conversion or exercise of our outstanding securities or for the issuance of additional shares to raise capital to fund our general corporate overhead, outside R&D costs and other capital needs. Further delays in securing, or failing to secure, stockholder approval to amend our Amended and Restated Certificate of Incorporation to increase the number of authorized shares of our common stock may prevent us from satisfying our existing obligations and/or executing a capital raising transaction, which may have a material adverse effect on our business and financial condition.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we have identified material weaknesses in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures and separately related to the recent overissuance of shares of our common stock. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2020. Our management has implemented remediation measures with respect to the controls and written policies and procedures as described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and management expects that such measures will be sufficient to fully remediate such material weaknesses in our internal control over financial reporting. However, we have not implemented remediation measures with respect to the overissuance of shares of our common stock but expect to have a plan of remediation in place during the third quarter of 2021. We obtained a ratification from our stockholders with respect to the overissuance of shares of our common stock and we have filed a Certificate of Validation with the Secretary of State of the State of Delaware, which has become effective. However, we must address the policies and procedures that allowed such overissuance to occur and implement a remediation plan. We cannot guarantee that these steps will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities during the three months ended June 30, 2021 were previously disclosed in a Current Report on Form 8-K

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Validation of NanoVibronix, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 16, 2021	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: August 16, 2021	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

