Form 10-Q
period 2021-09-30
NanoVibronix, Inc.
filed 2021-11-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36445

NanoVibronix, Inc

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

525 Executive Blvd., Elmsford, New York	10523
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

(Former name, former address and

former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	NAOV	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 15, 2021 was 27,946,793 shares.

NanoVibronix, Inc.

Quarter Ended September 30, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2021	December 31, 2020
ASSETS:
Current assets:
Cash and cash equivalents	$8,599	$7,142
Restricted cash	-	391
Trade receivables	28	25
Other accounts receivable and prepaid expenses	597	267
Inventory	201	145
Total current assets	9,425	7,970

Non-current assets:
Fixed assets, net	6	4
Other assets	16	25
Severance pay fund	199	199
Operating lease right-of-use assets, net	20	31
Total non-current assets	241	259
Total assets	$9,666	$8,229

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$62	$144
Other accounts payable and accrued expenses	194	488
Shares issued in excess of authorized	-	2,257
Operating lease liabilities - current	10	13
Total current liabilities	266	2,902

Non-current liabilities:
Accrued severance pay	$243	245
Deferred licensing income	165	199
Deferred revenue	271	-
Derivative liabilities	-	2,471
Operating lease liabilities, non-current	10	18
Total liabilities	955	5,835

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at September 30, 2021 and December 31, 2020; Issued and outstanding: 666,667 at September 30, 2021 and December 31, 2020	1	1

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at September 30, 2021 and December 31, 2020; Issued and outstanding: 153 at September 30, 2021 and December 31, 2020	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at September 30, 2021 and December 31, 2020, respectively; Issued and outstanding: 0 at September 30, 2021 and 875,000 at December 31, 2020	1	1
Common stock of $0.001 par value - Authorized: 40,000,000 shares at September 30, 2021 and 24,109,634 at December 31, 2020; Issued and outstanding: 27,178,126 and 21,246,523 shares at September 30, 2021 and December 31, 2020, respectively	27	22

Additional paid in capital	63,086	44,959
Accumulated other comprehensive income	59	66
Accumulated deficit	(54,463)	(42,655)
Total stockholders’ equity	8,711	2,394
Total liabilities and stockholders’ equity	$9,666	$8,229

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Revenues	$499	$150	$920	$533
Cost of revenues	271	51	407	345
Gross profit	228	99	513	188

Operating expenses:
Research and development	50	68	178	131
Selling and marketing	245	289	852	723
General and administrative	801	546	2,656	2,513

Total operating expenses	1,096	903	3,686	3,367

Loss from operations	(868)	(804)	(3,173)	(3,179)

Interest expense	-	(123)	-	(123)
Financial income (expense), net	(23)	(15)	(29)	(25)
Change in fair value of derivative liabilities	(5,714)	-	(6,956)	-
Gain on purchase of warrants	-	-	64	-
Warrant modification expense	-	-	(1,627)	-

Loss before taxes on income	(6,605)	(942)	(11,721)	(3,327)

Income tax benefit / (expense)	(70)	20	(87)	7

Net loss	$(6,675)	$(922)	$(11,808)	$(3,320)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.26)	$(0.10)	$(0.47)	$(0.43)

Weighted average common shares outstanding:
Basic and diluted	26,096,957	9,344,254	25,014,919	7,649,242
Comprehensive loss:
Net loss available to common stockholders	(6,675)	(922)	(11,808)	(3,320
Change in foreign currency translation adjustments	1	-	(7)	-
Comprehensive loss available to common stockholders	(6,674)	(922)	(11,815)	(3,320)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2020	2,993,142	$2	304	$-	1,715,000	2	4,313,764	$5	$39,935	$(40,728)	$(784)
Stock-based compensation	-	-	-	-	-	-	-	-	183	-	183
Issuance of common stock for services							375,000		567		567
Issuance of common stock for cash, net							6,326,217	7	4,216		4,223
Exchange of Series C Preferred Stock into Common Stock	(487,890)						487,890				-
Exchange of Series D Preferred Stock into Common Stock			(151)				150,782				-
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(840,000	-	840,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(922)	(922)
Balance, September 30, 2020	2,505,252	$2	153	$-	875,000	$2	12,493,653	$12	$44,901	$(41,650)	$3,267

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$(38,330)	$1,348
Stock-based compensation	-	-	-	-	-	-	-	-	326	-	326
Warrants issued with notes payable							375,000		567		567
Issuance of common stock for services							6,326,217	7	4,216		4,223
Issuance of common stock for cash, net							-		123		123
Exchange of Series C Preferred Stock into Common Stock	(487,890)						487,890				-
Exchange of Series D Preferred Stock into Common Stock			(151)				150,782				-
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(950,000)	-	950,000	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	(3,320)	(3,320)
Balance, September 30, 2020	2,505,252	$2	153	$-	875,000	$2	12,493,653	$12	$44,901	$(41,650)	$3,267

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, June 30, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,867	$59	$(47,788)	$4,164
Stock-based compensation	-	-	-	-	-	-	-	-	35	-	-	35
Issuance of common stock for cash, net	-	-	-	-	-	-	-	3	-	-	-	3
Exercise of warrants	-	-	-	-	-	-	2,193,491	-	3,558	-	-	3,558
Conversion of preferred stock to common stock	-	-	-	-	(875,000)	-	875,000	-	-	-	-	-
Reclass from liability to equity	-	-	-	-	-	-	-	-	7,626	-	-	7,626
Other comprehensive loss	-	-	-	-	-	-	-	-	-		-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(6,675)	(6,675)
Balance, September 30, 2021	666,667	$1	153	$-	-	$1	27,178,126	$27	$63,086	$59	$(54,463)	$8,711

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock			Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares		Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	666,667	$1	153	$-	875,000		$1	21,246,523	$22	$44,959	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-		-	-	-	114	-	-	114
Issuance of common stock for cash, net									3				3
Exercise of warrants	-	-	-	-	-		-	5,056,603	2	7,050	-	-	7,052
Conversion of preferred stock to common stock	-	-	-	-	(875,000	)-	-	875,000	-	-	-	-	-
Reclassification from liability to equity	-	-	-	-	-		-	-	-	10,963	-	-	10,963
Other comprehensive loss	-	-	-	-	-		-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-		-	-	-	-	-	(11,808)	(11,808)
Balance, September 30, 2021	666,667	$1	153	$-	-		$1	27,178,126	$27	$63,086	$59	$(54,463)	$8,711

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(11,808)	$(3,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Noncash interest expense	-	123
Stock-based compensation	114	326
Warrants received as licensing fee	-	(23)
Warrant modification expense	1,627	-
Change in fair value of equity investment	9	(4)
Common stock payable to consultant	-	566
Change in fair value of derivative liabilities	7,148	-
Gain on purchase of warrants	(64)	-
Changes in operating assets and liabilities:
Trade receivable	(4)	8
Other accounts receivable and prepaid expenses	(330)	107
Inventory	(56)	12
Trade payables	(82)	(46)
Other accounts payable and accrued expenses	(294)	(19)
Deferred revenue	237	215
Accrued severance pay, net	(2)	(20)
Net cash used in operating activities	(3,504)	(2,073)

Cash flows from investing activities:
Purchases of property plant and equipment	(3)	-
Net cash used in investing activities	(3)	-

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	42
Proceeds from note issued to related party	-	200
Payments of note payable to related party	-	(200)
Proceeds from issuance of Preferred Series E stock	-	4,223
Proceeds from exercise of warrants	4,968	-
Buy back of warrants from investors	(388)	-
Net cash provided by financing activities	4,580	4,265

Effects of currency translation on cash and cash equivalents	(7)	-

Net increase in cash, cash equivalents and restricted cash	1,066	2,193
Cash, cash equivalents and restricted cash at beginning of period	7,533	1,338

Cash, cash equivalents and restricted cash at end of period	$8,599	$3,531

Supplemental non-cash financing and investing activities:
Discount on notes payable	-	123
Issuance of common stock payable	$-	$566
Conversion of Series C, D, and E Preferred stock into common stock	$-	$1
Shares issued from exercise of warrants previously classified as derivative liability	$2,087	$-
Reclassification liability to equity due to increase in authorized shares	$10,963	$-

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

NOTE 2 – LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. The Company currently incurs and historically has incurred losses from operations and expects to do so in the foreseeable future. The Company has historically had recurring losses and negative cash used from operations which raised substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2021, the Company used $3,504 of cash in operations. Although we expect to continue to incur losses and negative cash flows from operating activities, we had cash balances of $8,599 as of September 30, 2021. Because the Company has sufficient resources to fund our operation for the next twelve months from the date of this filing, the substantial doubt has been alleviated. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains (losses) as of the nine months ended September 30, 2021 and 2020 were ($7) and $8, respectively.

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

As of December 3, 2020, we had 20,000,000 authorized shares of our common stock and 19,850,014 shares of common stock outstanding resulting in 149,986 shares of common stock being available for issuance. On December 4, 2020, certain holders of the Company’s Series C Preferred Stock converted 396,509 shares of Series C Preferred Stock into 396,509 shares of common stock, resulting in an overissue of 246,523 shares of common stock. Beginning on December 17, 2020, through January 22, 2021, certain holders of warrants we had issued in December 2020 (the “December 2020 Warrants”) exercised a portion of the December 2020 Warrants for 2,657,144 shares of Common Stock, resulting in an additional overissue of 2,657,144 shares of Common Stock. As of December 31, 2020, the aggregate number of shares of common stock that was overissued by the Company was 4,109,634. The shares issued in excess of the authorized amount are classified as liabilities. The common stock equivalents are subject to the Company’s sequencing policy and are classified as derivative liabilities (see Note 5). On March 3, 2021, the Company filed a proxy statement in connection with a special meeting of stockholders to was to be held on March 31, 2021, but postponed until May 6, 2021 to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On May 6, 2021, the Company’s stockholders voted to approve the ratification of the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock to be effective as of December 4, 2020, but the stockholders did not approve a further increase in the number of its authorized shares of common stock.

On August 17, 2021, the Company’s stockholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of the Company’s Common Stock authorized for issuance from 24,109,635 shares to 40,000,000 shares. As a result of the vote to increase the number of shares authorized for issuance, the warrants that were previously accounted for as derivative liabilities were marked to market through the date of approval and then reclassified to additional paid in capital (equity), as the Company had sufficient authorized shares to settle the exercise of the warrants.

Stock-based compensation and options

During the nine-month period ended September 30, 2021 and 2020, 180,000 and 137,000 options were granted, respectively. The options were granted to a employees and consultants in 2021 and were recorded at a fair value and vested over three years. During the three and nine-month period ended September 30, 2021, stock-based compensation expense of $99 and $306 was recorded for options that vested, respectively. During the three and nine-month period ended September 30, 2020, there was stock-based compensation expense of $123 and $326, respectively. During the nine months ended September 30, 2021, 13,845 options expired.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Research and development	5	3	15	5
Selling and marketing	10	11	41	33
General and administrative	84	169	250	288

Total	$99	$183	$306	$326

As of September 30, 2021, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $95, which is expected to be recognized over a weighted average period of approximately 1.04 years.

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

On August 17, 2021, a shareholder converted 875,000 shares of Series E Preferred Stock into 875,000 shares of common stock at a conversion rate of 1 to 1. No purchase was made in order to convert these shares. As of September 30, 2021, there were no shares of Series E Preferred Stock outstanding.

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

In August and September 2021, investors exercised 1,477,035 warrants between $0.88 and $2.50 per share for proceeds of approximately $3.6 million.

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

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the quarter ended September 30, 2021 is as follows:

Stock price	$1.02 - 2.94
Conversion price	$0.72 - 6.90
Contractual term (in years)	0.67 – 6.56
Volatility (annual)	82.7% - 211%
Risk-free rate	0.09% - 1.21%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;
●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and
●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the three and nine months ended September 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2021.

Derivative Liabilities
Balance – December 31, 2020	$2,471
New issuances	1,819
Change in fair value of derivative liability	6,916
Reclassification liability to equity	(10,755)
Buy back of warrants	(451)
Balance – September 30, 2021	$-

NOTE 6 – LEASES

The Company has operating lease agreements with terms up to 3 years, including car leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.92 years, with a weighted-average discount rate of 10%.

The Company incurred $4 and $10 of lease expense for its operating leases for the three months and nine months ended September 30, 2021, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of September 30, 2021:

2021	$3
2022	10
2023	10
Total undiscounted operating lease payments	23
Less: Imputed interest	3
Present value of operating lease liabilities	$20

NOTE 7 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three and nine months ended September 30, 2021 and 2020 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2021	September 30, 2020
Series D Preferred Stock	153	153,000
Series E Preferred Stock	-	875,000
Stock Options - employee and non-employee	1,914,699	1,693,332
Warrants	2,309,347	5,424,739
Total	4,224,199	8,146,071

The diluted loss per share equals basic loss per share in the three and nine months ended September 30, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 8 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
United States	$490	$130	$874	$391
Europe	4	17	15	137
Israel	2	1	4	3
New Zealand	3	2	15	2
Canada	-	-	12	-
Total	$499	$150	$920	$533

NOTE 9 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.12
Exercise price	$0.19
Risk free interest	1.52%
Expected term (in years)	9
Volatility	118.0%

The Company considers this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants decreased by $10 during the nine months ended September 30, 2021, leaving a balance of $14.

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

Pending litigation

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. As of the date of this report, the parties have respectively submitted the initial Request for Arbitration and Response to Request for Arbitration with Counterclaims and agreed on a procedural timeline pursuant to which final resolution of the arbitration is expected by February 2022 (if not dismissed or settled earlier). The Company believes it is too early to determine the most likely outcome. The Company disputes the claims asserted by Protrade and intends to respond to the Request and defend against the claims vigorously.

NOTE 11 – SUBSEQUENT EVENTS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2020 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2021. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

On October 29, 2021, the Company’s board of directors approved an amendment, effective immediately, to Article I, Section 1.4 of the Company’s amended and restated bylaws, lowering the number of holders of the shares entitled to vote at a meeting of stockholders constituting a quorum, in person or by proxy, from a majority to one-third.

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

Results of Operations

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

Revenues. For the three months ended September 30, 2021 and 2020, our revenues were approximately $499,000 and $150,000, respectively, an increase of approximately 233%, or $349,000, between the periods. The increase was due to increased sales due to our new contract with UPPI, in addition to a new distributor that sells our products to veterans administration facilities. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended September 30, 2021 and 2020, the percentage of revenues attributable to our products was: PainShield - 99% and UroShield - 1%. For the three months ended September 30, 2021 and 2020, the portion of our revenues that was derived from distributors was 95% and 85%, respectively.

Gross Profit. For the three months ended September 30, 2021 and 2020, gross profit was approximately $228,000 and $99,000, respectively, an increase of approximately 130%, or $129,000, mainly due to increased sales of our products somewhat offset by increased costs of manufacturing and shipping compared to the same period last year.

Gross profit as a percentage of revenues was approximately 46% and 66% for the three months ended September 30, 2021 and 2020, respectively. The decrease in gross profit as a percentage is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended September 30, 2021 and 2020, research and development expenses were approximately $50,000 and $68,000, respectively between the periods. The decrease was mainly due to reduced payroll costs during the three months ended September 30, 2021.

Research and development expenses as a percentage of total revenues were approximately 10% and 45% for the three months ended September 30, 2021 and 2020, respectively as we reassigned staff to production

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended September 30, 2021 and 2020, selling and marketing expenses were approximately $245,000 and $289,000, respectively, a decrease of approximately 15%, or $44,000, between the periods. The decrease was primarily due to decreased salaries and consulting fees during the third quarter of 2021 and reallocation of a member of our sales staff to administration.

Selling and marketing expenses as a percentage of total revenues were approximately 49% and 193% for the three months ended September 30, 2021 and 2020, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2021 and 2020, general and administrative expenses were approximately $801,000 and $546,000, respectively, an increase of approximately 47%, or $255,000, between the periods. The increase was primarily due to the increase in professional fees related to our shareholder meeting, increasing the number of outstanding shares, and the addition of two new employees and the reallocation of salary.

General and administrative expenses as a percentage of total revenues were approximately 161% and 364% for the three months ended September 30, 2021 and 2020, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended September 30, 2021 and 2020, financial expenses, net were approximately $23,000 compared to financial expenses, net of $15,000, respectively, an increase of approximately $8,000 between the periods due to the resolution of the outstanding shares matter. The outstanding shares matter resulted in a reclassification of derivative liabilities as equity during the three months ended September 30, 2021.

Change in fair value of derivative liabilities. For the three months ended September 30, 2021 and 2020, there was a change in fair value of derivative liabilities of approximately $5,714,000 and $0, respectively. The change in 2021 was due to the resolution of outstanding shares matter. The outstanding shares matter resulted in a reclassification of derivative liabilities to equity during the three months ended September 30, 2021.

Tax benefit (expense). For the three months ended September 30, 2021 and 2020, there was a tax expense of $70,000 and a tax benefit of $20,000, respectively. The tax expense or benefit is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. Tax expenses increased due to the expansion of our Israel operations.

Net loss. Our net loss increased by approximately $5,753,000 or 624%, to approximately $6,675,000 for the three months ended September 30, 2021 from approximately $922,000 in the same period of 2020. The increase in net loss resulted primarily from the factors described above.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

Revenues. For the nine months ended September 30, 2021 and 2020, our revenues were approximately $920,000 and $533,000, respectively, an increase of approximately 73%, or $387,000, between the periods. The increase was due to increased sales due to our new contract with UPPI, in addition to a new distributor that sells our products to veterans administration facilities.. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period.

For the nine months ended September 30, 2021 and 2020, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield - 0%. For the nine months ended September 30, 2021 and 2020, the portion of our revenues that was derived from distributors was 95% and 68%, respectively.

Gross Profit. For the nine months ended September 30, 2021 and 2020, gross profit was approximately $513,000 and $188,000, respectively, an increase of approximately 173%, or $325,000, mainly due to increased sales of our products, enhanced by decreased costs of manufacturing in 2021, as we incurred several one-time costs in the transition of our manufacturing of products to a third-party manufacturer in 2020.

Gross profit as a percentage of revenues was approximately 56% and 35% for the nine months ended September 30, 2021 and 2020, respectively. The increase in gross profit as a percentage is mainly due to the reasons described above.

Research and Development Expenses. For the nine months ended September 30, 2021 and 2020, research and development expenses were approximately $178,000 and $131,000, respectively between the periods. The increase was mainly due to increased payroll costs in 2021 compared to the same period in 2020, as we furloughed staff in the first six months of 2020 due to the impacts of the COVID-19 pandemic. This was partially offset by reduced payroll costs and reallocation of research and development costs to assembly in the third quarter.

Research and development expenses as a percentage of total revenues were approximately 19% and 25% for the nine months ended September 30, 2021 and 2020, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the nine months ended September 30, 2021 and 2020, selling and marketing expenses were approximately $852,000 and $723,000, respectively, an increase of approximately 18%, or $129,000, between the periods. The increase was mainly due to increased salaries in 2021 compared to the same period in 2020, as we furloughed staff in the first six months of 2020 due to the impacts of the COVID-19 pandemic. This was partially offset by reduced payroll costs and reallocation of salary costs to administration in the third quarter.

Selling and marketing expenses as a percentage of total revenues were approximately 93% and 136% for the nine months ended September 30, 2021 and 2020, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the nine months ended September 30, 2021 and 2020, general and administrative expenses were approximately $2,656,000 and $2,513,000, respectively, an increase of approximately 6%, or $143,000, between the periods. The increase was primarily due to the addition of new employees as well as the allocation of salary during the period.

General and administrative expenses as a percentage of total revenues were approximately 289% and 471% for the nine months ended September 30, 2021 and 2020, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the nine months ended September 30, 2021 and 2020, financial expenses, net were approximately $29,000 compared to a $25,000, respectively, an increase of approximately $4,000 between the periods due to the resolution of the outstanding shares matter. The outstanding shares matter resulted in a reclassification of derivative liabilities as equity during the three months ended September 30, 2021.

Change in fair value of derivative liabilities. For the nine months ended September 30, 2021 and 2020, there was a change in fair value of derivative liabilities resulting in losses of approximately $6,956,000 and $0, respectively. The loss in 2021 was due to the resolution of outstanding shares matter. The outstanding shares matter resulted in a reclassification of derivative liabilities to equity during the three months ended September 30, 2021.

Gain on purchase of warrants. For the nine months ended September 30, 2021 and 2020, there was a gain of approximately $64,000 and $0, respectively. The gain was related to the settlement of derivative liabilities which was the result of the repurchase of warrants from certain investors.

Warrant modification expense. For the nine months ended September 30, 2021 and 2020, warrant modification expense was approximately $1,627,000 and $0, respectively. The warrant modification expense in 2021 was due to the resolution of outstanding shares matter. The outstanding shares matter resulted in a reclassification of derivative liabilities to equity during the three months ended September 30, 2021.

Tax expenses. For the nine months ended September 30, 2021, tax expenses were $87,000, and for the nine months ended September 20, 2020, tax benefits were $7,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate. Tax expenses increased due to the expansion of our Israel operations.

Net loss. Our net loss increased by approximately $8,488,000, or 256%, to approximately $11,808,000 for the nine months ended September 30, 2021 from approximately $3,320,000 in the same period of 2020. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $11,808,000 and had negative cash flow from operating activities of $3,504,000 during the nine months ended September 30, 2021. Although we expect to continue to incur losses and negative cash flows from operating activities, we had a cash balance of $8,599,000 as of September 30, 2021. Therefore, we have sufficient resources to fund our operation for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next twelve months and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we do not increase the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the nine-month period ended September 30, 2021, we received approximately $4,968,000 of net proceeds from the exercise of warrants. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative cash flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of September 30, 2021, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

As of September 30, 2021, we had cash and cash equivalents of approximately $8,599,000, compared to approximately $3,531,000 as of September 30, 2020. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3,504,000 for the nine months ended September 30, 2021 and $2,073,000 for the same period in 2020.

Cash provided by financing activities was approximately $4,580,000 for the nine months ended September 30, 2021 compared to $4,265,000 for the nine months ended September 30, 2020.

Off-Balance Sheet Arrangements

As of September 30, 2021, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well issues that may continue to occur due to the development of the coronavirus outbreak. While there were significant delays in the production of goods due to COVID-19 issues, presently, we are no longer experiencing such delays in the production of our products. That said, there are no assurances that we will not experience significant delays if another wave of the pandemic occurs. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel (NIS), both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2020, filed with the SEC on April 15, 2021.

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

During 2020, management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses relating to (i) our controls over information technology and information systems relevant to the preparation of our financial statements, (ii) our controls over management review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and (iii) our lack of a formalized written set of policies and procedures including testing documentation for our system of internal control over financial reporting (the “Existing Material Weaknesses”). Our remediation activities with respect to the Existing Material Weaknesses included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, and (c) enhanced monitoring of the review process. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Although the Company has taken numerous steps with respect to the Existing Material Weaknesses, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of September 30, 2021. In addition, in the third quarter of 2021, we were successful in the remediation of the Overissuance Material Weakness and have added compliance measures to monitor our issuance of securities prospectively.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reportinthat occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, we have identified material weaknesses in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures and separately related to the recent overissuance of shares of our common stock. We have concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2020. Our management has implemented remediation measures with respect to the controls and written policies and procedures as described in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and management expects that such measures will be sufficient to fully remediate such material weaknesses in our internal control over financial reporting. However, we have not implemented remediation measures with respect to the overissuance of shares of our common stock but expect to have a plan of remediation in place during the third quarter of 2021. While on August 17, 2021, the Company’s stockholders voted to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of shares of the Company’s Common Stock authorized for issuance from 24,109,635 shares to 40,000,000 shares, we must address the policies and procedures that allowed such overissuance to occur and implement a remediation plan. We cannot guarantee that these steps will be sufficient to remediate the deficiencies or that we will not have a material weakness in the future. If our remedial measures are insufficient to address the material weakness or if additional material weaknesses arise in the future, our interim or annual financial statements may contain material misstatements or omissions and we could be required to restate our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All sales of unregistered securities during the three months ended September 30, 2021 were previously disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)
3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)
3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019)
3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019)
3.7*	Certificate of Amendment of Certificate of Incorporation (increasing the number of shares of common stock authorized for issuance)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Equity (Deficiency) (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements
104	The cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: November 15, 2021	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: November 15, 2021	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

