Form 10-K
period 2021-12-31
NanoVibronix, Inc.
filed 2022-04-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of our common stock held by non-affiliates as of June 30, 2021, was approximately $9,447,579.

The number of shares outstanding of the registrant’s Common Stock as of April 14, 2022 was 27,997,793 shares.

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

PART I

ITEM 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K. The following is a summary of such risks:

●	Our history of losses and expectation of continued losses.
●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures and cyber-attacks.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	Risks related to our operations in Israel, including political, economic and military instability.
●	The price of our securities is volatile with limited trading volume
●	Our ability to comply with the continued listing requirements of the NASDAQ capital market.
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.
●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

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

*

Overview

We were organized as a Delaware corporation in October 2003. Through our wholly-owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on noninvasive biological response-activating devices that target biofilm prevention, pain therapy, and wound healing and can be administered at home, without the assistance of medical professionals. Our primary products, which are in various stages of clinical and market development, currently consist of:

●	UroShield™, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use;

●

PainShield™, a patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Our PainShield family of products include:

●

PainShield™ MD, a single patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area.

●

PainShield™ Plus, a dual patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Similar to PainShield MD, with a dual ultrasound delivery. (we anticipate submitting our application for FDA Clearance in the second quarter of 2022); and,

●	PainShield™Relief, an over-the-counter patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. (we anticipate submitting our application for FDA Clearance in the second quarter of 2022); and

●	WoundShield™, a patch-based therapeutic ultrasound device intended to facilitate tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation.

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

PainShield™, MD is currently cleared for marketing in the United States by the U.S. Food and Drug Administration. In September 2020, the U.S. Food and Drug Administration exercised its Enforcement Discretion to allow distribution of the UroShield device in the U.S. during the COVID-19 pandemic. . While the permitted use is currently temporary, it does permit the import of the UroShield to the U.S. during the ongoing COVID-19 pandemic. All three of our products have CE Mark approval in the European Union, and a certificate allowing us to sell PainShield, UroShield and WoundShield in Israel. We are able to sell PainShield, UroShield and WoundShield in India and Ecuador based on our CE Mark. We have consummated sales of PainShield and UroShield in the relevant markets, and we saw sales increase in 2021; WoundShield has not generated significant revenue to date. Outside of the United States we generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

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

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our UroShield, PainShield, and WoundShield products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, prior to January 2020, we only had reimbursement codes in the United States (i.e., CPT codes) for clinical use only. Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (CMS) approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. However, the company continues to work toward a reimbursement value from CMS. We are working with qualified legal representation toward that goal. We were notified on March 30, 2020 that our Medicare Enrollment Application was approved, and we are now an approved Medicare Supplier for Durable Medical Equipment, or DME, through the National Supplier Clearinghouse, Palmetto-GBA as well as Noridian Administrative Services, LLC, the two Medicare Administrative Contractors that handle DME reimbursement nationwide. PainShield is currently available for Medicare reimbursement on a national level under new HCPCS (Healthcare Common Procedure Coding System) code K1004. With respect to UroShield, which may be used in a clinical and home setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We are seeking reimbursement codes for use of our products in the markets in which we have regulatory authority, including the United States, to sell such products. We have made application for a dedicated CMS reimbursement code in 2021 and are still awaiting final approval. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes and there is no guarantee that we will be successful in obtaining such codes quickly, or at all. We have engaged a reimbursement expert, Redemption Revenue Cycle Solutions, LLC, and plan on using outside regulatory counsel, to help facilitate reimbursement.

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

We have one clinical study which is ongoing for our product UroShield. We announced positive interim results from an independent, real world patient study of its UroShield at Southampton University Health Sciences in December 2021. The independent study, which was launched in the first half of 2021, was devised to evaluate how UroShield helps to reduce infection by preventing bacteria colonisation and the buildup of biofilms on long-term indwelling urinary catheters in real world patients and to better understand the patient benefits and experiences of using UroShield. The study consists of both laboratory and patient studies and is nearing completion. At the conclusion of the study, Southern Health will be able to purchase the UroShield devices for all patients that want to continue using the device and for additional patients in their care who have indwelling catheters. The research team have reported strong interest from both the clinical teams and patients who live with long term catheters. Full results of the study are expected to be published in the second quarter of 2022.

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

In 2019, the Company has completed a study which was intended to assess the PainShield’s ability to effectively treat Lateral Epicondylitis (Tennis Elbow). This is a double blinded, randomized control trial. The study has been completed and we are contemplating submission to an appropriate journal. The interim results were reported as follows:

91% of the patients in the PainShield treatment group had complete or partial resolution of symptoms. Patients used PainShield in conjunction with over-the-counter medication, as needed, but without the benefit of opioid-based prescription medication.

Results of the Birmingham study further reinforce that PainShield is safe, easy-to-use and highly effective in treating soft tissue pain. Patients in the study who wore our device reported marked reduction in pain and when combined with over-the-counter, anti-inflammatory medications, those same patients reported a complete resolution of symptoms within 10 days.

Dr. David Lemak, MD, Lead Investigator of the Birmingham Study, added, “Patient outcomes were markedly improved with the use of PainShield and importantly, no patients returned with signs or symptoms of an exacerbation. Most encouraging are the results we were able to achieve for our patients without the use of prescription opioid medications, which can often lead to prolonged use and addiction.”

The Company has entered into distribution partnerships for PainShield in the United States, Israel, India, Malta, Australia, and New Zealand. We also sell direct to consumer worldwide.

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

Recent Developments

In April 2021, the U.S. Centers for Medicare and Medicaid Services (CMS) expanded its reimbursement approval of the company’s PainShield™ product by adding the device to its Durable Medical Equipment (DME) schedule.

In August 2021, the Therapeutic Goods Administration (TGA), the Australian Regulatory body for Therapeutic Devices, granted approval for the Company’s PainShield for use by patients in Australia. We since have sold product through our Australian distributor.

In addition, August 2021, we announced our intention to enter the Over-the-Counter (OTC) pain treatment market with the introduction of PainShield Relief™, a non-prescription ultrasound therapy device that delivers fast pain relief for nerve and soft tissue damage. Submission to the FDA had been delayed, but is now anticipated to be filed in the second quarter of 2022.

In September 2021, we announced that we were contemplating launching a new, transdermal gel containing Nano-Cannabidiol (CBD) for the treatment of joint pain and reducing inflammation. An ongoing impact analysis is being conducted internally. The adoption of the CBD technology is currently be re-evaluated due to regulatory constraints and regulations.

In September 2021, we announced that we entered into a Provider Participation Agreement with Orchid Medical, a national provider of integrated ancillary and surgical cost containment solutions specifically for the workers’ compensation industry. The agreement facilitates the reimbursement of the company’s PainShield™ product for eligible patients receiving benefits under a worker’s compensation plan making it easier for plan beneficiaries to obtain the product for the treatment of pain. We continue to focus on this market, and we hope to add additional agreements with other providers for the workers’ compensation market.

In October 2021, we received positive results from a randomized, double-blind study conducted at Birmingham Orthopedic and Sports Specialists in Birmingham, Alabama for our Painshield™ product.

In December 2021, we signed an agreement with Applied Medical Solutions, LLC (“AMS”) for the sale and distribution of its PainShield products to Veterans facilities located throughout the United States.

Additionally, in December 2021 we received positive interim results from an independent, real world patient study of its UroShield at Southampton University Health Sciences.

Additionally, in December 2021 we filed three U.S. patent applications with the U.S. Patent & Trademark Office related to its SAW technology and indwelling medical devices to protect targeted new product launches and improvements to existing medical devices.

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

On March 15, 2022, the arbitrator issued a final award, which, although finding that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with “requested patches.” We continue to dispute the claims asserted by Protrade and intend to pursue the available options to vacate or seek correction of the award to Protrade. As of December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “General and administrative expenses” and “Other accounts payable and accrued expenses”.

In March 2022, we announced that PainGuard and UroGuard were approved by Health Canada / Santé Canada as licensed medical devices.

Business Model

All of our products consist of a reusable controller device and a disposable component, which includes a transducer, and in the case of PainShield, a 30 day supply of adhering patches. The controllers have a life expectancy of up to three years, while the disposable transducer has a life expectancy of up to a month and must be replaced to provide the intended therapy. The components are purchased by either the distributor or end user for use in any of the intended applications. Once the controller is purchased by the end user, recurring revenue will be realized by purchases of replacement disposables to the extent that the end user continues treatment with our product.

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

We also have a direct sales component, where we sell directly to consumers, in order to satisfy customer demand generated through on-line advertising and social media. We expect that demand to increase once we are able to start marketing our PainShield Relief assuming it receives FDA clearance

In August 2019, we established our first license agreement with Medisana, Inc. (“Medisana”) with a total of 1,500 devices that was shipped to Medisana directly from China, in April 2020. The devices were designed to carry the product labeling specific to the Medisana brand, with the product name of PT100. The product labeling includes the words, “PAINSHIELD Ultrasonic therapy, Medisana”. All instructions for use and packaging are specific to Medisana.

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

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products differentiate themselves because they are portable, without the requirement to be plugged into an outlet and they have a frequency of 100kHz (in contrast to other devices, which have a frequency of closer to 1MHz and above), which means our products, when functioning as intended and in accordance with applicable design specifications, should not produce heat that can damage tissue. Our products can therefore (i) be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, (ii) be applied for a significantly longer period without the risk of tissue damage and (iii) do not require the use of gel. We are also aware of one product, the SAM® Sport4, which has recently received U.S. Food and Drug Administration approval and has CE Mark approval, marketed by ZetrOZ, Inc., that we understand may eliminate certain of these requirements and limitations, namely the requirement to be plugged in, the need for movement around the treated area and the relatively short safe treatment period. However, we understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that under the transducer, that the use of transmission gel is still required, and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the U.S. Food and Drug Administration has issued contraindications which do not apply to the PainShield product.

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

Traditional ultrasound device and our portable ultrasound patch-based device and a comparison of their energy distribution, where the X-axis represents treatment surface, and the Y-axis represents ultrasound energy penetration depth within tissue.

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

We intend to seek 510(k) clearance from the U.S. Food and Drug Administration through the de novo classification process for UroShield. We are currently seeking advice from the FDA prior to submission.

The FDA has made it clear that we will need to generate more clinical study data in order to achieve 510(k) clearance. Our intent is to conduct a community based PRO study (Patient Reported Outcomes) measuring the impact UroShield will have on prevention of CAUTI, Prevention of Blockage, and prevention of Pain.

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

Sales and Marketing

Since the FDA exercised its Enforcement Discretion to allow the distribution of the UroShield device in the United States, we have been actively seeking partnerships for marketing our product in the United States. We believe the business opportunity for UroShield is in the hundreds of millions in U.S. dollars to the extent that UroShield obtains permanent 510(k) clearance from the FDA, is recognized as effective and becomes widely adopted for use on catheters. To that end, we are seeking a strategic partnership with various companies which have an existing “footprint” in the Urology market. Those discussions and negotiations are ongoing at this time. We have appointed distributors for UroShield in the United Kingdom. Malta, and Australia. We recently appointed Med Tech Solutions Group (MTSG) to assist in our sales and marketing efforts in countries we are not represented. MTSG is based in San Antonio Texas and has sales representation around the globe.

We announced in May 2020, that we had expanded our license agreement with Ideal Medical International Limited to include exclusive rights to distribute the Company’s UroShield® and PainShield® technologies in Canada and Turkey.

From time to time we have had interest from strategic companies in the catheter market to partner, license or acquire the UroShield technology. These strategic partners are active in the urology market and may be interested in integrating UroShield as an accessory, into its range of products. Discussions with these partners are ongoing. There has also been interest from other companies with various invasive line applications.

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

Picture of PainShield with Patch

In other countries outside the United States where the product is approved for such use, PainShield is used to treat tendon disease and trigeminal neuralgia (a chronic pain condition that affects the trigeminal or 5th cranial nerve, one of the most widely distributed nerves in the head); previously, the therapeutic options for these disorders have been very limited. In the United States, PainShield is only cleared to treat pain, muscle spasms, and joint contractures associated with or caused by various conditions or diseases. It has also been used to treat pelvic and abdominal pain. To date, to the best of our knowledge, the only treatment options for several of these conditions are pain medication and surgery. Several additional causes of pain, and the treatment of that pain with the PainShield product, can be explored through clinical trials.

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

The currently available ultrasound treatments for chronic pain have generally been accepted by the medical community as standard treatment for pain management. However, the traditional ultrasound treatments, such as those manufactured or distributed by Mettler Electronics Corp, Metron USA and Zimmer MedizinSysteme, are stationary devices found only in clinics and other health care facilities that need to be administered to patients by health care professionals. We are aware of three companies that market smaller ultrasound devices capable of certain self-administered use for the treatment of pain: Koalaty Products, Inc., Sun-Rain System Corp. and PhysioTEC. These devices generally function in the same manner, at the same frequency and with the same administration and safety requirements and limitations as traditional, larger ultrasound devices. We are also aware of one product, the SAM® Sport4, which has recently received U.S. Food and Drug Administration approval and also has CE Mark approval, marketed by ZetrOZ, Inc., that we understand may eliminate certain of these requirements and limitations, namely the requirement to be plugged in, the need for movement around the treated area and the relatively short safe treatment period. However, we understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that under the transducer, that the use of transmission gel is still required, and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the U.S. Food and Drug Administration has issued contraindications which do not apply to the PainShield product.In addition, there are other patch-based methods of pain treatment, such as TENS therapy. TENS therapy may be painful and irritating for the patient due to the muscle contractions resulting from the electrical pulses. PainShield combines the efficacy of ultrasound treatment for pain with the ease of use and portability of a patch-based system. PainShield also may be self-administered by the patient, including while the patient is sleeping. However, if we are unable to obtain widespread insurance coverage and reimbursement for PainShield, its acceptance as a pain management treatment would likely be hindered, as patients may be reluctant to pay for the product out-of-pocket.

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

Recently, we announced our intention to market a PainShield Relief product. The PainShield Relief is intended to be an Over-The Counter (OTC) product, not requiring a prescription from a medical professional. We believe that such reclassification will open up mass market opportunities which are currently not available to us due to the prescription requirement. However, there is no assurance that we will be able to remove the prescription requirement for the use of PainShield Relief or that, even if we accomplish such reclassification and the use of PainShield Relief no longer requires a prescription, PainShield Relief will be successful commercially in the mass market or we will be able to generate significant revenues from the mass market opportunities, if any.

In order to eliminate the requirement for a physician prescription, proof of safety and consumer “usability” need to be established. With no adverse events reported on the PainShield MD device when we conmmenced the Usability study, we anticipated favorable results from such study. We engaged User-View, Inc to facilitate our Usability study and received the favorable results we expected. The product packaging and all instruction documents have been modified to meet OTC standards. We also engaged an outside laboratory to perform acoustic testing on all PainShield products. We previously anticipated submission of a 510(k) for PainShield Relief to the FDA, for OTC use as a class 1 device, in early April 2022, but we are reconsidering our target timeline for such submission and whether any additional data or action steps are needed. We currently expect to submit the 510(k) to the FDA in the second quarter of 2022.

The PainShield Plus, is a dual applicator device, which will also be submitted for specific clearance from the FDA. Submission for PainShield Plus was made in late February 2022.

In the United States, PainShield falls under the diathermy classification for the treatment of pain for initial reimbursement purposes. The permitted reimbursement codes can be used in the outpatient supervised medical setting. We continue to work with the Centers for Medicare and Medicaid Services and private insurers so that reimbursement can be extended to cover the administration of PainShield outside of health care facilities and clinics. We have engaged outside legal counsel to assist with all aspects of reimbursement. In addition, we intend to conduct clinical trials in order to effectively market PainShield for a larger range of indications. The targeted reimbursement would be based upon specific indications, where study data serves as justification for payment.

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain, such as tendonitis, sports injuries, pelvic pain, and neurologic pain, depending on the scope of the approval or clearance from each applicable jurisdiction, and we have sold over 5,000 units since its introduction. We have entered into distribution agreements in United States, Europe, Australia, and India for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and Ecuador. In addition, we sell PainShield directly to patients through our website in jurisdictions where direct-to-consumer sale is permitted. We are currently ramping up our marketing efforts in the U.S. market and throughout the world to establish licensing and private label partnerships as well.

We have identified a unique application for PainShield in applicable foreign jurisdictions where such application is authorized, which is the treatment of a severe facial nerve pain called Trigeminal Neuralgia, otherwise known as tic douloureux. The FDA lists facial application as a contraindication and has not cleared or approved PainShield for such use in the United States. We are in the process of pursuing FDA approval of the PainShield for Trigeminal Neuralgia, which will likely require additional data and clinical investigation to support an application for premarket approval (“PMA”) for this indication, if such PMA is required by FDA. Two studies were performed in Israel, “a randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigeminal neuralgia pain”, and “A sound solution for Trigeminal Neuralgia”. Two trials which enrolled a total of 16 and 15 patients respectively, both conducted at the Sheba Medical Center in Israel, concluded that this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease. One of the studies showed a reduction in pain among 73% of the participants. We believe this to be an ideal market to address with the PainShield. With few existing treatment alternatives, we believe the PainShield could prove to be a practical and safe alternative. A broader RCT, targeting 60 patients suffering from unilateral trigeminal neuralgia, was also completed. The article was published on January 22, 2019, in the Journal of Anesthesiology and Pain Research, under the title “The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia”. We cannot predict the success of any future trials, nor can we guarantee that FDA will grant approval for such use.

GlobalData’s epidemiological analysis forecasts that the total prevalent cases of trigeminal neuralgia in the seven major markets (United States, France, Germany, Italy, Spain, U.K and Japan) will grow at 15% between 2012 and 2022. According to an estimate by Ronald Brisman, M.D., in 2013 the prevalence of trigeminal neuralgia in the U.S. may have been as high as approximately 280,000 patients. With the favorable results from our current, ongoing study (explained in detail below), we continue to plan to aggressively pursue this market in the foreign jurisdictions where PainShield has been approved through direct marketing efforts and distributor relationships.

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

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, among others. These third -party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third-party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third -party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been approved or cleared by the U.S. Food and Drug Administration for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third -party payers.

Over-the-counter products, such as the anticipated PainShield Relief product that we are developing, are generally not reimbursed by any third-party payers.

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

PainShield. Effective as of January 2020, CMS approval for Medicare reimbursement was added through code K1004. The value of the reimbursement has not yet been confirmed. We continue to work toward a favorable reimbursement with outside legal counsel and reimbursement consultants.

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

Intellectual Property

Stemming from a combination of patent, copyright, trademark and trade secret laws, as well as non-disclosure agreements and other contracts, our intellectual property rights represent a vital resource to the management of our company. Therefore, we are continuing our practice of investing in obtaining appropriate legal protection for our innovations whenever possible and have adopted a more fully integrative approach to the management of our intellectual property that mutually aligns with our ongoing R&D strategies, commercial opportunities based on market analyses, and longer-term business objectives.

From our patented technologies to our trademarked brands, we believe our intellectual property has substantial value and has significantly contributed to our success to date.

Patents

We seek patent protection for our inventions not only to differentiate our products and technologies, but also to develop opportunities for licensing and secure our rights to profits therefrom. With the aim of optimizing commercial and regulatory success, our proprietary technology and innovative applications thereof are protected by product, system, process, and method-of-use patent claims. We believe that our granted patents and pending applications collectively protect our technology, both in terms of our existing products, as well as our anticipated pipeline of new offerings.

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

In addition to the above patents, our pending patent applications and new filings are representative of our ongoing efforts to broaden our portfolio as we continue developing new applications for our ultrasound technology. Although not yet granted, the aim of our growing number of patent applications is to secure our rights within additional industry sectors we foresee as most readily benefiting from our technology. Therefore, looking beyond just pain management and urology, our patent applications relate to, inter alia: novel transdermal patches uniquely configured to work with our ultrasound technology to additionally provide for improved absorption and transdermal delivery of therapeutic agents during treatment; cosmetic applications of our ultrasound technology to provide anti-aging benefits; and certain new or improved stand-alone therapeutic medical devices or so-called “indwelling medical devices” (e.g., catheters, intravenous (IV) needle assemblies, and percutaneous endoscopic gastronomy (PEG) tubes) that include our SAW-generating technology to provide the accompanying antimicrobial effect for preventing infections typically associated with available indwelling devices.

We intend to further grow our patent portfolio by continuing to patent new technology as it is developed, to defend intellectual property as we believe necessary by actively pursuing any infringements, to pursue the commercial opportunities our patents provide for our innovations, and to continue to develop our brands and trademarks.

Trademarks

In addition to patent protection, we own numerous registered trademarks for our commercialized WOUNDSHIELD® (in the U.S. and Canada), NanoVibronix® (in the U.S. and Canada), WOUNDSHIELD® (in the U.S. and Canada), PAINSHIELD®. (in the U.S. and Canada), and UROSHIELD® (in the U.S.). Generally, the protection afforded by trademarks is perpetual, subject to paying timely renewals and continuing proper use in commerce. In addition to the above, we expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

Government Regulation

U.S. Food and Drug Administration Regulation

Each of our products must be approved, cleared by, or registered with the U.S. Food and Drug Administration before it is marketed in the United States. Before and after approval or clearance in the United States, our products, approved or cleared products and product candidates, are subject to extensive regulation by the U.S. Food and Drug Administration under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. The U.S. Food and Drug Administration regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, distribution and market withdrawal and recalls of medical devices and pharmaceutical products. PainShield has already obtained 510(k) marketing approval by the U.S. Food and Drug Administration.

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of the UroShield device in the United States. According to the FDA, “UroShield® device can use Intended Use Code (IUC) 081.006: Enforcement Discretion per final guidance, and FDA product code QMK (extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic)”. Accordingly, the FDA’s Enforcement Discretion clears the way for import of UroShield to the U.S. for limited use during the Covid-19 pandemic. The U.S. FDA may terminate or revoke this Enforcement Discretion at any time (after which the applicable products may no longer be used). The Enforcement Discretion does not ensure that UroShield will obtain 510(k) marketing approval.

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

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	the U.S. Food and Drug Administration quality systems regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

●	if applicable, the Electronic Product Regulations found in 21 CFR parts 1000-1050, which provide additional requirements applicable to electronic products, including records and reporting requirements; and

●	the Medical Device Reporting regulation, which requires reporting to the U.S. Food and Drug Administration of certain adverse experiences associated with use of the product.

Good Manufacturing Practices Requirements

Manufacturers of medical devices are required to comply with the good manufacturing practices set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act as further set forth in the Code of Federal Regulations as 21 CFR Part 820. Current good manufacturing practices (“CGMP”) regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must meet current good manufacturing practices requirements to the satisfaction of the U.S. Food and Drug Administration pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by the U.S. Food and Drug Administration and other authorities to assess compliance with applicable regulations. Failure to comply with or to promptly comply with statutory and regulatory requirements subjects a manufacturer, and possibly us, to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the U.S. Food and Drug Administration and could result in the imposition of marketing restrictions through labeling changes or in product recall. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

Quasar is anticipating the addition of a new manufacturing facility in Singapore late in the third quarter of 2022. Our product manufacturing will move to this plant when it is on-line. Several components will continue to be produced in China, but final production will be completed in Singapore.

We order certain component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers for these components are B Star, Inc, Plastic One, Rotel Product Engineering Ltd., and Sinpro Electronics Co., Ltd. We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

Customers

We currently sell our products both directly, through our website, and indirectly via distribution agreements, with approximately 99% of our sales coming through distributors in 2021. We expect that percentage to continue to grow as we enter into additional distribution agreements, until we launch PainShield Relief. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, India, Canada and Asia. Our largest customer is Ultra Pain Products Inc, comprising approximately 77% of total sales.

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

Employees

Our People and Human Capital Resources

Employees

As of December 31, 2021, we had 12 full-time employees and four part-time employees, which is an increase from the 11 full-time employees and one-part-time employee we had as of December 31, 2020, and as of March 15, 2022, we have added one additional full-time employee in 2022 We also regularly work with several independent consultants and other contract organizations to support our business and we regularly evaluate additional talent to help support our product manufacturing, development, financial, and other capabilities.

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

During 2020 and 2021, in response to the COVID-19 pandemic, we took certain measures and responded to changes in our operational needs, including actions designed to provide a safe work environment for our employees. These actions included investing in technology solutions to support increased work-from-home capabilities, shifting work schedules to reduce the number of people present in our offices, requiring mask wearing and social distancing, making hand sanitizer readily available, and other measures intended to comply with health and safety protocols as required by federal, state, and local governmental agencies, as well as guidance from the U.S. Centers for Disease Control and Prevention and similar public health authorities.

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

For the fiscal year ended December 31, 2021 we had a net loss of approximately $14.3 million, with revenues of approximately $1.7 million. As of December 31, 2021, we had an accumulated deficit of approximately $57 million. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration approval for UroShield, and market acceptance of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflict between Russia and Ukraine. While we do not have any customer or direct supplier relationships in either country at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our business and/or our supply chain, business partners, employees or customers, and interrupt our ability to supply products, or otherwise adversely impact our business.

Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.

Inflation, as well as some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. This could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Specifically, our existing distributor agreements limit the amount that we can increase the price that we sell our products to the distributors. Accordingly, an inflationary environment, including factors such as increasing freight and materials prices, could make it less profitable for us to do business.

The ongoing COVID-19 pandemic has and may continue to adversely impact our business.

The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days during 2020 due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and was shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark approval was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 have had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. The financial downturn had compelled us to furlough or reduce working hours for much of our operating staff in 2020, and continue to force remaining staff as well as third-party contractors, to work remotely from time to time. In addition, many staff members continue to operate remotely from their homes, which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic has and may again disrupt production and cause delays in the development, supply and delivery of our products, our operation, further divert the attention and efforts of the medical community coping with COVID-19 and disrupt the marketplace in which we operate. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, its variants and the actions to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic could continue to materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

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

Risks Related to the Regulation of Our Products

We are subject to extensive governmental regulation, including the requirement of U.S. Food and Drug Administration approval or clearance before our product candidates may be marketed and after approval or clearance and during the marketing of our products.

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

In addition to the approval and clearance requirements, numerous other regulatory requirements apply, both before and after approval or clearance, to us, our products and product candidates, and our suppliers and contract manufacturers. These include requirements related to the following:

●	testing and quality control;
●	manufacturing;
●	quality assurance

●	labeling;
●	advertising;
●	promotion (including the prohibition on promoting devices for “off-label”uses);
●	distribution;
●	export;
●	reporting to the U.S. Food and Drug Administration certain adverse experiences associated with the use of the products, as well as our discovery of defects or a product’s failure to comply with design specifications or applicable law; and
●	obtaining additional approvals or clearances for certain modifications to the products or their labeling or claims.

We are also subject to inspection by the U.S. Food and Drug Administration to determine our compliance with regulatory requirements, as are our suppliers and contract manufacturers, and we cannot be sure that the U.S. Food and Drug Administration will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct. We also cannot be sure that the U.S. Food and Drug Administration will agree with our analysis of, conclusions regarding, or handling of various situations that arise with our products. If it is determined that we failed to comply with any of our regulatory obligations, we could be subject to a wide range of enforcement actions that could limit our ability to continue to successfully commercialize impacted products or otherwise adversely impact us.

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

UroShield has not been cleared or approved by the FDA, nor has it undergone the same type of review as an FDA-approved or cleared device.

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of our UroShield device in the United States. This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic. The FDA may terminate or revoke this enforcement discretion policy at any time (after which the applicable products may no longer be used). There is no guarantee that our collaborators or customers will purchase or use the UroShield, that any sales of UroShield by us will generate any revenue or profits, or that we will ever be successful in obtaining FDA clearance or approval for the UroShield.

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

We depend on Sanuwave for developing and commercializing our WoundShield technology.

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

In recent years, the stock markets, in general, have experienced extreme price and volume fluctuations especially in the biotechnology sector. Broad market and industry factors may materially harm the market price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted. On March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent weeks. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

On March 2 2022, the Company received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 555(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 29, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

There is no assurance that we can regain compliance with such minimum listing requirements. If our common stock were delisted from NASDAQ, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2021. Our management is in the process of implementing remediation measures with respect to the controls and written policies and procedures as described in Part II, Item 9A, “Controls and Procedures,” and management expects that such measures, once fully implemented, will be sufficient to remediate such material weaknesses in our internal control over financial reporting that existed as of December 31, 2021.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and maintain an office in Tyler, Texas. Our lease for the facility in Nesher expires on June 30, 2022. The space is approximately 160 square meters. We pay approximately $3,600 per month under our lease. We are still in discussions with the landlord to extend the lease. We also use a facility in Tyler, Texas from an unrelated party, for which we pay rent of $1,200 a month although we do not have a lease. This space is approximately 200 square meters. We believe that our facilities are adequate to meet our current and proposed needs.

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

See “Item 8. Financial Statements and Supplementary Data – Note 12. Commitments and Contingencies,” which information is incorporated herein by reference, for a description of pending and recent litigation.

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. On March 15, 2022, the arbitrator issued a final award, which, although finding that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with “requested patches.” The Company continues to dispute the claims asserted by Protrade and intends to pursue the available options to vacate or seek correction of the award to Protrade. As of December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “General and administrative expenses” and “Other accounts payable and accrued expenses”.

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

As of April 14, 2022, we had 27,997,793 issued and outstanding shares of common stock. The common stock was held by 120 holders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees.

On March 3, 2021, we filed a proxy statement in connection with a special meeting of stockholders that was held on March 31, 2021, and ultimately adjourned until May 6, 2021, to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On May 6, 2021, the Company’s stockholders voted to approve the ratification of the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock to be effective as of December 4, 2020, but the stockholders did not approve a further increase in the number of its authorized shares of common stock.

On August 17, 2021, the Company’s stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 24,109,635 shares to 40,000,000 shares.

As of April 14, 2022, we had a total of no shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 14, 2022, we had a total of no shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 14, 2022, we had a total of no shares of our Series E Preferred Stock issued and outstanding. Each share of our Series E Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series E Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2021 were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Form 10 -K. See “Cautionary Note Regarding Forward-Looking Statements” included elsewhere in this Form 10 -K.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

Recent Events

COVID-19

The ongoing COVID-19 pandemic has and may continue to adversely impact our business, as our operations are based in and rely on third parties located in countries affected by the pandemic. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days during 2020 due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and was shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark approval was subsequently approved in April 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of COVID-19 have had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. During the first six months of 2020, the financial downturn compelled us to furlough or reduce working hours for much of our operating staff, and forced our remaining staff as well as third-party contractors, to work remotely. In addition, many staff members continue to operate remotely from their homes which is continuing to result in delays in obtaining certain financial records. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties have been affected by government-imposed precautionary measures, thereby delaying our receipt of these services. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Although there were no material disruptions during 2021, the COVID-19 pandemic again disrupt production and cause delays in the development, supply and delivery of our products, our operation, further divert the attention and efforts of the medical community coping with COVID-19 and disrupt the marketplace in which we operate. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19, its variants and the actions to contain COVID-19 or treat its impact, among others. The COVID-19 pandemic could continue to materially disrupt our business and operations, hamper our ability to raise additional funds or sell or securities, continue to slow down the overall economy, curtail consumer spending, interrupt our sources of supply, and make it hard to adequately staff our operations.

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

On March 15, 2022, the arbitrator issued a final award, which, although finding that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,432,000 for “lost profits” on the grounds that the Company allegedly failed to supply Protrade with “requested patches.” We continue to dispute the claims asserted by Protrade and intend to pursue the available options to vacate or seek correction of the award to Protrade. As of December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “General and administrative expenses” and “Other accounts payable and accrued expenses”.

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

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of our UroShield device in the United States. This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic.

NASDAQ Delisting Procedure

On November 5, 2020, the Company received a subsequent letter from the Nasdaq Stock Market (“Nasdaq) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between September 24, 2020, through November 4, 2020, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2).

On January 4, 2021, the Company received formal notice that the Company has regained compliance with the equity requirement of Nasdaq Listing Rule 5550(b)(1), as required by the Panel decision dated October 6, 2020. Accordingly, the Panel determined to continue the listing of the Company’s securities on The Nasdaq Stock Market.

On February 2, 2021, the Company received formal notice that Nasdaq had determined that for the period from January 19 to February 1, 2021, the closing bid price of the Company’s common stock had been at $1.00 per share or greater. Accordingly, the Company regained compliance with Listing Rule 5550(a)(2).

On March 2, 2022, NanoVibronix, Inc. received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 29, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s common stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance. However, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s common stock will be subject to delisting. The letter has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market

Critical Accounting Policies and Significant Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 3 in the “Notes to Financial Statements”, we believe the following accounting policies are critical to the process of making significant estimates in preparation of our financial statements.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2021 and 2020, there was no allowance on inventory.

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

Derivative Liability

The Company’s derivative financial instruments are measured at fair value using the Black Scholes Model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the instrument. The Black Scholes Model is subject to uncertainty since the underlying calculation relies on historical data to project future stock prices, i.e. expected volatility, in order to estimate fair value. Because the expected volatility is based on historical stock prices, the volatility assumed for each period may vary. The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.” As of December 31, 2021 and 2020, there were $0 and $2,471 derivative liabilities on the consolidated balance sheet, respectively (see Note 8).

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

Stock-based compensation

We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over one or two years from the grant date and generally have ten-year contractual terms. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 3 and 6 in the “Notes to Financial Statements”.

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

We recognize interest and penalties related to uncertain tax positions on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet.

Recently issued accounting standards

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 3, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Revenues. For the years ended December 31, 2021 and 2020, our revenues were approximately $1,695,000 and $623,000, respectively, an increase of approximately 172%, or $1,072,000, between the periods. The increase was mainly attributable to increased sales from our Ultra Pain Products distributor as well as adding a new distributor who sells our products to Veteran Administration facilities. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the years ended December 31, 2021, the percentage of revenues attributable to our products was: PainShield – 99% and UroShield – 1%. For the year ended December 31, 2020, the percentage of revenues attributable to our products was: PainShield – 92% WoundShield – 8%; and UroShield – 0. For both the years ended December 31, 2021 and 2020, the portion of our revenues that was derived from distributors was 93%.

Gross Profit. For the years ended December 31, 2021 and 2020, gross profit was approximately $770,000 and $214,000, respectively. The increase was due to the large increase in revenues in 2021, enhanced by decreased costs of manufacturing in 2021, as we incurred several one-time costs in the transition of our manufacturing of products to a third-party manufacturer in 2020.

Gross profit as a percentage of revenues were approximately 45% and 34% for the years ended December 31, 2021 and 2020, respectively. The increase in gross profit as a percentage is mainly due to the reasons described above.

Research and Development Expenses. For the years ended December 31, 2021 and 2020, research and development expenses were approximately $293,000 and $171,000, respectively, an increase of approximately 71%, or $122,000 between the periods. This increase was mainly due to studies performed during 2021 and development of an over-the-counter PainShield product and a CBD application for our PainShield product.

Research and development expenses as a percentage of total revenues were approximately 17% and 27% for the years ended December 31, 2021 and 2020, respectively.

The significant difference during the year, as compared to last year’s percentage, was due to the variation of the number of clinical trials that the Company does per year. In particular, the Company only did one (1) clinical trial in 2021, which was considerably less than the previous years.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the years ended December 31, 2021 and 2020, selling and marketing expenses were approximately $1,101,000 and $993,000, respectively, an increase of approximately 11%, or $108,000, between the periods. The increase in selling and marketing expenses was mainly due to normalization of operations in 2021 after COVID-19 restrictions in 2020 which caused reduced payroll and curtailed marketing activities, such as less travel and trade show expenses.

Selling and marketing expenses as a percentage of total revenues were approximately 65% and 159% for the years ended December 31, 2021 and 2020, respectively. The decrease in our percentage was due to the increase in revenues.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the years ended December 31, 2021 and 2020, general and administrative expenses were approximately $5,059,000 and $3,769,000, respectively, an increase of approximately 34%, or $1,290,000, between the periods. The increase was mainly due to the recognition of a $1,500,000 arbitration settlement expense from final award of arbitration issued in favor of the Company’s former distributor to cover for “lost profits” and reimbursement of arbitration costs.

Interest expense. For the years ended December 31, 2021 and 2020, were $0 and $147,000, respectively. All notes were paid off in the fourth quarter of 2020. There were no new notes in 2021.

Change in fair value of derivative liabilities. For the years ended December 31, 2021 and 2020, there was a change in fair value of derivative liabilities resulting in a loss of approximately $6,956,000 and gain of approximately $513,000, respectively. The change in fair value fluctuates based on the Company’s stock price.

Warrant modification expense. For the years ended December 31, 2021 and 2020, warrant modification expense was approximately $1,627,000 and $0, respectively. The warrant modification expense was due to the resolution of the overissuance shares matter. The overissuance shares matter resulted in a reclassification of derivative liabilities to equity during 2021. There was no warrant modification in 2020.

Income tax expense. For the years ended December 31, 2021 and 2020, our income tax expense was approximately $35,000 and $15,000, respectively. The low tax expense for 2020 was a result of favorable adjustments due to lapses of statutes of limitations on its Israel tax positions. In 2021, there was no such adjustment and large increase in revenues.

Net Loss. Our net loss increased by approximately $9,957,000, or 230%, to approximately $14,282,000 for the years ended December 31, 2021 from approximately $4,325,000 during the same period in 2020. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $14,282,000 during the year ended December 31, 2021, which primarily consisted of increased expenses from research studies and product development, increase in payroll costs to normal levels since COVID furloughs in 2020, losses due to changes in fair value of derivative liabilities and warrant modifications. We also had negative cash flow from operating activities of $4,367,000 for the year ended December 31, 2021. Although we expect to continue to incur losses and negative cash flows from operating activities, we had a cash balance of just over $7,737,000 as of December 31, 2021, and therefore, we expect to have sufficient resources to fund our operation for the next twelve months from the date of this filing. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to obtain stockholder ratification of certain prior issuances of our common stock and approval of an increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the year ended December 31, 2021, we met our short-term liquidity requirements from our existing cash reserves and proceeds from warrant exercises. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital at a later time, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of December 31, 2021, and we are not aware of any material trends in capital resources that would impact our business.

Years Ended December 31, 2021 Compared to Years Ended December 31, 2020

General. As of December 31, 2021, we had cash of approximately $7,737,000, compared to approximately $7,533,000 as of December 31, 2020. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $4,367,000 for the years ended December 31, 2021 and approximately $3,391,000 for the same period in 2020. The increase in our net cash used in operating activities in the amount of $975,000 is mainly attributable to the decrease in noncash expense of change in fair value of derivative liability, legal settlement expense and warrant modification expense, partially offset by other working capital accounts.

Cash used in our investing activities was approximately $3,000 during the years ended December 31, 2021 compared to cash used in our investing activities was $2,000 during the years ended December 31, 2020.

Cash provided by financing activities during the years ended December 31, 2021 was approximately $4,580,000 which was mostly the net proceeds received from the exercise of warrants completed in 2021 compared to $9,522,000 in 2020, which was the net proceeds received from the sale of common stock in private placements 2020. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

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

Background and Remediation of Material Weakness

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In previously filed 10-K’s, we disclosed material weaknesses related to the design and effectiveness of our internal control over financial reporting. We did not have adequate controls in place to ensure adequate review, including (1) effective controls over our information technology and information systems relevant to the preparation of our financial statements, (2) the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, (3) proper account for the number of shares of our common stock issued in connection with the conversion of shares of our preferred stock and the exercise of warrants, which resulted in the Company issuing more shares of common stock than are authorized under our governance documents, and (4) we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework.

We have been able to remediate the material weakness identified above with respect to the issuance of shares in excess of the number of authorized shares in 2021 and implemented a plan in place to have adequate controls in place to avoid future issuances in excess of authorized shares.

During the period covered by this annual report on Form 10-K, with exception for issuance of excess shares, we have not been able to remediate the material weaknesses identified above. Although the Company has taken numerous steps, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of December 31, 2021. Additionally, we did not maintain effective controls over the operating effectiveness of information technology (“IT”) general controls for information systems that are relevant to the preparation of their financial statements. Specifically, they did not establish or formalize appropriate IT policies, segregation of duties and monitoring procedures and without monitoring procedures over third-party service providers, did not evaluate whether the providers were appropriately managing its and the Company’s IT infrastructure, operations, and critical financial systems.

As of December 31, 2021, we did not have adequate controls in place to ensure adequate review, including (1) effective controls over our IT and information systems relevant to the issuance of securities, (2) the controls over managements review procedures for processing, recording and reviewing such issuances of securities, and (3) we implemented a new inventory system in the fourth quarter of 2021 which lacked adequate inventory control procedures, (4) we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over our issuance of securities meets the requirements of the COSO 2013 framework, and (5) we did not maintain effective controls over the operating effectiveness of IT general controls for information systems that are relevant to the preparation of their financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management including the Chief Executive Officer and Chief Financial Officer has determined that, as of December 31, 2021, the Company’s disclosure controls and procedures are not effective due to a lack of a full and complete testing plan of the Company’s disclosure controls and procedures.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2021, as the result of the material weaknesses described above.

As a smaller reporting company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Management’s Remediation Plans

Management developed a remediation plan, whereby we implemented changes to our internal controls for these material weaknesses. Our remediation activities included: (a) expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, (b) enhanced documentation to support a more precise review process, (c) enhanced monitoring of the review process, and (d) review of inventory recording system. We will look to develop a full testing plan and document to determine that management designs, implements and maintains adequate controls over our financial processes and reporting in the future our controls and procedures and management are operating effectively. To address these internal control deficiencies, management will continue to perform additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting.

Other than described above in this Item 9A, there have been no changes in our internal control over financial reporting during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement on Schedule 14A for the 2021 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission no later than May 2, 2022 (the “Proxy Statement”).

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoVibronix, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

New York, NY
April 14, 2022

NanoVibronix, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	December 31, 2021	December 31, 2020
ASSETS:
Current assets:
Cash	$7,737	$7,142
Restricted cash	-	391
Trade receivables	200	25
Other accounts receivable and prepaid expenses	230	267
Inventory	175	145
Total current assets	8,342	7,970

Noncurrent assets:
Fixed assets, net	5	4
Other assets	19	25
Severance pay fund	207	199
Operating lease right-of-use assets, net	49	31
Total non-current assets	280	259
Total assets	$8,622	$8,229

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$87	$144
Other accounts payable and accrued expenses	1,723	488
Shares issued in excess of authorized	-	2,257
Deferred revenue	44	-
Operating lease liabilities, current	49	13
Total current liabilities	1,903	2,902

Non-current liabilities:
Accrued severance pay	253	245
Deferred licensing income	153	199
Operating lease liabilities, non-current	-	18
Derivative liabilities	-	2,471
Total liabilities	2,309	5,835

Commitments and contingencies

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both December 31, 2021 and 2020; Issued and outstanding: 0 and 666,667 at December 31, 2021 and 2020, respectively	-	1

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both December 31, 2021 and 2020; Issued and outstanding: 0 and 153 at December 31, 2021 and 2020, respectively	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both December 31, 2021 and 2020, respectively; Issued and outstanding: 0 and 875,000 at December 31, 2021 and 2020, respectively	-	1

Common stock of $0.001 par value - Authorized: 40,000,000 and 24,109,634 shares at December 31, 2021 and 2020, respectively; Issued and outstanding: 27,997,793 and 21,246,523 shares at December 31, 2021 and 2020, respectively	28	22

Additional paid in capital	63,162	44,959
Accumulated other comprehensive income	60	66
Accumulated deficit	(56,937)	(42,655)
Total stockholders’ equity	6,313	2,394
Total liabilities and stockholders’ equity	$8,622	$8,229

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2021	2020

Revenues	$1,695	$623
Cost of revenues	925	409
Gross profit	770	214

Operating expenses:
Research and development	293	171
Selling and marketing	1,101	993
General and administrative	5,059	3,769

Total operating expenses	6,453	4,933

Loss from operations	(5,683)	(4,719)

Interest expense	-	(147)
Gain on forgiveness of PPP loan	-	42
Financial income (expense), net	(48)	-
Change in fair value of derivative liabilities	(6,956)	513
Gain on purchase of warrants	64	-
Warrant modification expense	(1,627)	-

Loss before taxes	(14,250)	(4,311)

Income tax expense	(32)	(15)

Net loss	$(14,282)	$(4,326)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.57)	$(0.42)

Weighted average common shares outstanding:
Basic and diluted	25,162,823	10,298,117

Comprehensive loss:
Net loss available to common stockholders	(14,282)	(4,326)
Change in foreign currency translation adjustments	(6)	66
Comprehensive loss available to common stockholders	(14,288)	(4,260)

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2019	2,993,142	$2	304	$-	1,825,000	$2	4,203,764	$5	$39,669	$-	$(38,329)	$1,347
Stock-based compensation	-	-	-	-	-	-	-	-	376	-	-	376
Issuance of common stock for services	-	-	-	-	-	-	375,000	-	566	-	-	566
Issuance of common stock for cash	-	-	-	-	-	-	11,993,979	13	4,225	-	-	4,238
Reclass shares issued to liability due to lack of authorized shares	-	-	-	-	-	-	1,246,523	1	-	-	-	1
Warrants issued with notes payable	-	-	-	-	-	-	-	-	123	-	-	123
Exchange of Series C Preferred Stock into Common Stock	(2,326,475)	(1)	-	-	-	-	2,326,475	1	-	-	-	-
Exchange of Series D Preferred Stock into Common Stock	-	-	(151)	-	-	-	150,782	-	-	-	-	-
Exchange of Series E Preferred Stock into Common Stock	-	-	-	-	(950,000)	(1)	950,000	2	-	-	-	1
Currency translation adjustment	-	-	-	-	-	-	-	-	-	66	-	66
Net loss	-	-	-	-	-	-	-	-	-	-	(4,326)	(4,326)
Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	21,246,523	$22	$44,959	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-	-	-	-	190	-	-	190
Exercise of warrants	-	-	-	-	-	-	5,056,603	4	7,050	-	-	7,054
Reclass of derivative liabilities to APIC	-	-	-	-	-	-	-	-	10,963	-	-	10,963
Conversion of Series C Preferred Stock into Common Stock	(666,667)	(1)	-	-	-	-	666,667	1	-	-	-	-
Conversion of Series D Preferred Stock into Common Stock	-	-	(153)	-	-	-	153,000	-	-	-	-	-
Conversion of Series E Preferred Stock into Common Stock	-	-	-	-	(875,000)	(1)	875,000	1	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	-	-	-	-	-	-	(14,282)	(14,282)
Balance, December 31, 2021	-	$-	-	$-	-	$-	27,997,793	$28	$63,162	$60	$(56,937)	$6,313

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,282)	$(4,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Stock-based compensation	382	376
Noncash interest expense	-	123
Gain on forgiveness of PPP Loan	-	(42)
Arbitration settlement expense	1,500	-
Warrant modification expense	1,627	-
Warrants received as licensing fee	-	(23)
Change in fair value of equity investment	6	-
Change in fair value of derivative liabilities	6,956	(513)
Other expense related to extension of warrants	-	-
Loss on extinguishment of derivative liability	-	-
Common stock payable to consultant	-	566
Gain on purchase of warrants	(64)	-
Changes in operating assets and liabilities:
Trade receivable	(175)	86
Other accounts receivable and prepaid expenses	37	1
Inventory	(30)	(26)
Trade payables	(59)	16
Other accounts payable and accrued expenses	(265)	209
Deferred revenue	(2)	199
Accrued severance pay, net	-	(39)
Net cash used in operating activities	(4,367)	(3,391)

Cash flows from investing activities:
Purchases of property plant and equipment	(3)	(2)
Net cash used in investing activities	(3)	(2)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	42
Proceeds from note issued to related party	-	200
Payments of note payable to related party	-	(200)
Proceeds from sale of common stock, net	-	9,479
Proceeds from exercise of warrants	4,968	1
Buy back of warrants from investor	(388)	-
Net cash provided by financing activities	4,580	9,522

Effects of currency translation on cash	(6)	66

Net increase in cash, cash equivalents and restricted cash	204	6,195
Cash, cash equivalents and restricted cash at beginning of period	7,533	1,338

Cash, cash equivalents and restricted cash at end of period	$7,737	$7,533
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash financing and investing activities:
Reclass warrants to non-derivative instruments	$-	$-
Discount on notes payable	$-	$123
Exchange of common stock into Preferred Stock	$1	$-
Shares issued from exercise of warrants previously classified as derivative liability	$2,087	$2,984
Reclass derivative liability to equity due to increase in authorized shares	$8,706	$-
Reclass equity to liability due to over issuance of shares	$-	$2,257
Reclass liability to equity after increase in authorized shares	$2,257	$-

The accompanying notes are an integral part of these consolidated financial statements

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

NanoVibronix, Inc. (the “Company”), a Delaware corporation, commenced operations on October 20, 2003, and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix Ltd., a company registered in Israel, which commenced operations in October 2003.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. In 2021, the Company’s cash used in operations was $4,367 and received net proceeds of $4,968 from the sale of our equity securities, leaving a cash balance of $7,737 as of December 31, 2021. Because the Company has sufficient resources to fund our operation for the next twelve months from the date of this filing, there is no substantial doubt of the Company’s ability to continue as a going concern. The Company may need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation losses and gains as of the years ended December 31, 2021 and 2020 were $6 and $66, respectively.

Earnings per share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock option, warrants and exercise of preferred stock as of December 31, 2021 and 2020, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2021 and 2020, there was no allowance on inventory.

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

Derivative Liability

The Company’s derivative financial instruments are measured at fair value using the Black Scholes Model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the instrument. The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities.” As of December 31, 2021 and 2020, there were $0 and $2,471 derivative liabilities on the consolidated balance sheet, respectively (see note 8).

Severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability at December 31, 2021 and 2020 was $253 and $245, respectively.

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

Stock-based compensation

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

NOTE 4 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	December 31,
	2021	2020

Prepaid expenses	$166	$199
Other receivables	64	68

	$230	$267

NOTE 5 – INVENTORY

Inventory consists of the following components:

	December 31,
	2021	2020

Raw materials	$-	$80
Finished goods	175	65

	$175	$145

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

As of December 3, 2020, we had 20,000,000 authorized shares of our common stock and 19,850,014 shares of common stock outstanding resulting in 149,986 shares of common stock being available for issuance. On December 4, 2020, certain holders of the Company’s Series C Preferred Stock converted 396,509 shares of Series C Preferred Stock into 396,509 shares of common stock, resulting in an overissue of 246,523 shares of common stock. Beginning on December 17, 2020, through January 22, 2021, certain holders of warrants we had issued in December 2020 (the “December 2020 Warrants”) exercised a portion of the December 2020 Warrants for 2,657,144 shares of Common Stock, resulting in an additional overissue of 2,657,144 shares of Common Stock. As of December 31, 2020, the aggregate number of shares of common stock that was overissued by the Company was 4,109,634. The shares issued in excess of the authorized amount are classified as liabilities. The common stock equivalents are subject to the Company’s sequencing policy and are classified as derivative liabilities (see Note 8). On March 3, 2021, the Company filed a proxy statement in connection with a special meeting of stockholders to was to be held on March 31, 2021, but postponed until May 6, 2021 to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On May 6, 2021, the Company’s stockholders voted to approve the ratification of the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock to be effective as of December 4, 2020, but the stockholders did not approve a further increase in the number of its authorized shares of common stock.

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

During the years ended December 31, 2021 and 2020, shareholders converted 875,000 and 950,000 shares of Series E Preferred Stock into 875,000 and 950,000 shares of common stock, respectively, at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

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

During the years ended December 31, 2021 and 2020, shareholders converted 153 and 151 shares of Series D Preferred Stock into 153,000 and 151,000 shares of common stock, respectively, at a conversion rate of 1 to 1,000. No purchase was made in order to convert these shares.

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

During the years ended December 31, 2021 and 2020, shareholders converted 666,667 and 2,326,475 shares of Series C Preferred Stock into 666,667 and 2,236,475 shares of common stock, respectively, at a conversion rate of 1 to 1. No purchase was made in order to convert these shares.

Stock-based compensation and options

During the years ended December 31, 2021 and 2020, no employee options were exercised, and 877,500 and 997,000 options were granted, respectively. The options granted during 2021 and 2020 vest at different schedules ranging from date granted to 3 years and were recorded at fair values of $583 and $561, respectively. During the years ended December 31, 2021 and 2020, stock-based compensation expense of $258 and $376 was recorded for options that vested, respectively. During the year ended December 31, 2021, 13,845 options expired.

On November 2, 2020, the Company entered into an option cancellation and release agreement with some of its option holders, pursuant to which the parties agreed to cancel options to purchase an aggregate of 804,788 shares of common stock of the Company at exercise prices ranging from $2.57 to $6.00 (the “Options”) previously granted to each of the Option holders. In exchange for the cancellation of the Options, the Company paid $1.00 to each Option holder.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2020	1,748,544	$1.59	7.52
Granted	877,500	1.02	9.80
Forfeited	(72,200)	3.99	3.98
Expired	(13,845)	1.23	-
Exercised	-	-	-
Outstanding – December 31, 2021	2,539,999	$1.33	7.77

The fair value for options granted in 2021 and 2020 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

Price at valuation	$0.72 – 2.07
Exercise price	$0.72 – 2.07
Risk free interest	0.27 –1.29%
Expected term (in years)	5
Volatility	60.9% - 82.7%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Year Ended
	December 31,
	2021	2020

Research and development	$17	$9
Selling and marketing	51	43
General and administrative	382	324
Total	$450	$376

As of December 31, 2021, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $413, which is expected to be recognized over a weighted average period of approximately 2.19 years.

Warrants

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

In August and September 2021, investors exercised warrants to purchase 2,193,492 shares of common stock between $0.88 and $2.50 per share for proceeds of approximately $3.6 million.

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	1.44%
Dividend yield	0%
Volatility	55.6% - 56.5%
Contractual term (in years)	2

Warrants
Outstanding – December 31, 2019	4,850,272
Granted	3,874,468
Exercised	(1,000,000)
Expired	-
Outstanding – December 31, 2020	7,724,740
Granted	1,205,967
Exercised	(5,056,603)
Exercised - cashless	(281,424)
Expired	(620,001)
Canceled	(663,332)
Outstanding – December 31, 2021	2,309,347

NOTE 7 - NOTES PAYABLE

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

Notes payable:
Total carrying value of notes payable at December 31, 2019	$-
Principal value of unsecured note issued during year ended December 31, 2020	$242
Forgiveness of notes payable	(42)
Payoff of unsecured note	(200)
Total carrying value of notes payable at December 31, 2020	$-

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

NOTE 8 - DERIVATIVE LIABILITIES

During 2020, the Company established a sequencing policy to which common stock equivalents are exercisable to shares of common stock more than the Company’s authorized limit. It was determined that all options and warrants by the end of the year were no longer permitted to be classified as equity and were valued at fair market value using Black Scholes and recorded as derivative liabilities.

On April 6, 2021, the Company agreed to buy back 663,332 warrants from investors for a total of $368. The warrants had exercise prices between $0.88 and $0.94 per share. The value of the derivative liabilities associated with these warrants was $451. The Company recorded a $64 gain in connection with the buyback of the warrants.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the year ended December 31, 2021 is as follows:

Stock price	$1.01 - $2.94
Conversion price	$0.72 - $6.90
Contractual term (in years)	0.67 – 6.56
Volatility (annual)	82.7% - 211%
Risk-free rate	0.09% - 1.21%

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

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the years ended December 31, 2021 and 2020.

The following table presents changes in Level 3 asset and liability measured at fair value for the years ended December 31, 2021 and 2020:

	As of December 31, 2021
	Asset	Liability
Balance – December 31, 2019	$-	$-
New Issuances	25	2,983
Change in fair value of warrant liability	-	(512)
Balance – December 31, 2020	$25	$2,471
New Issuances	-	1,819
Fair value adjustments – Sanuwave warrants	(6)	-
Fair value adjustments – Warrant liability	-	6,956
Reclassification liability to equity	-	(10,793)
Buy back of warrants	-	(453)
Balance – December 31, 2021	$19	$-

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$19	$19

Liability:
Derivative liabilities	$-	$-	$-	$-

Note 9 – LEASES

The Company has operating lease agreements with terms up to 3 years, including car leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.13 years, with a weighted-average discount rate of 10%.

The Company incurred $38 of lease expense for its operating leases for the year ended December 31, 2021.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2021:

2022	26
2023	25
2024	4
Total undiscounted operating lease payments	55
Less: Imputed interest	6
Present value of operating lease liabilities	$49

NOTE 10 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the years ended December 31, 2021 and 2020 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	December 31, 2021	December 31, 2020
Series D Preferred Stock Shares	-	153,000
Series E Preferred Stock Shares	-	875,000
Stock Options - employee and non-employee	2,539,999	1,748,544
Warrants	2,309,347	7,724,740
Total	4,849,346	10,501,284

The diluted loss per share equals basic loss per share in the year ended December 31, 2021 and 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 11 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Year Ended December 31,
	2021	2020
United States	$1,627	$467
Europe	18	147
Israel	5	3
India	-	1
Other	45	5
Total	$1,695	$623

The Company’s long-lived assets are all located in Israel.

NOTE 12– OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.19 – 0.26
Exercise price	$0.19
Risk free interest	0.66 - 0.73%
Expected term (in years)	10
Volatility	140.6 - 143.9%

The Company considers this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants for the year ended December 31, 2021 was $18. There was a net $6 change in fair value during the year ended December 31, 2021.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Pending and settled litigation

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

On March 15, 2022, the arbitrator issued a final award, which, although finding that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with “requested patches.” The Company continues to dispute the claims asserted by Protrade and intend to pursue the available options to vacate or seek correction of the award to Protrade.

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

NOTE 14 – INCOME TAXES

As of December 31, 2021, the U.S. Company had federal and pre-apportioned state net operating loss carry forward for tax purposes of approximately $30,010. $16,056 of the federal net operating loss can be carried forward indefinitely but is limited to 80% utilization and $13,959 of the federal net operating loss can be offset against taxable income for 20 years. State net operating losses can also be carried forward for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of the Internal Revenue Code of 1986. The Company has not performed an analysis but that the potential impact of any limitation would not be material to the financial statements since the respective DTAs are fully offset by a valuation allowance.

Income tax expense is comprised of the following:

	Year ended December 31,
	2021	2020
Current Tax
Federal
State	$-	$-
Foreign	32	15
Total	$32	$15

Deferred Tax
Federal	$(1,263)	$(584)
State	(131)	(5)
Foreign	$(4)	2
Total	$(1,398)	$(587)
Less: Valuation Allowance	1,398	587
Total Tax	$32	$15

The difference between the statutory tax rate of the Company and the effective tax rate is primarily the result of tax benefits generated by the Company and its subsidiary which have not been recognized due to the uncertainty that such tax benefits will ultimately be realized. A reconciliation of the statutory U.S Federal rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2021	2020
Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	0.92%	0.12%
Foreign rate differential	0.02%	-0.08%
Permanent Items	-13.04%	2.22%
Change in valuation allowance	-9.81%	-13.63%
Return to provision adjustments	-0.01%	-4.03%
Forfeited options	-0.16%	-7.33%
Other	0.86%	-1.39%
Effective tax rate	-0.22%	-0.34%

Foreign tax

Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2021 and 2020 is 23%.

The subsidiary has final tax assessments through 2016.

Loss before taxes:

	Year ended December 31,
	2021	2020

Domestic	$14,333	$4,380
Foreign	(82)	(69)
	$14,250	$4,311

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forward	$6,563	$5,712
Arbitration accrual	414	-
Stock compensation and other	327	175
Deferred tax assets before valuation allowance	7,304	5,887
Valuation allowance	(7,304)	(5,887)
Net deferred tax asset	$-	$-

For the year ended December 31, 2021 and 2020, the net increases in valuation allowance of $1,417 and $596, respectively was primarily driven by the increase in net operating loss carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are able to be utilized. Based on consideration of these factors, the Company concluded that all of its recorded deferred tax assets are not more likely than not realizable and recorded a full valuation allowance at December 31, 2021 and 2020.

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

The Company recognizes interest and penalties related to unrecognized tax benefits in tax expense. During the year ended December 31, 2021, the Company accrued $0 for interest and penalties expenses related to uncertain tax positions.

U.S. federal and New York State income taxes are open for examination for years 2018-2021 and Israel tax returns are open for examination for years 2018-2021.

NOTE 15 - SUBSEQUENT EVENTS

On March 2, 2022, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 29, 2022, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

On March 15, 2022, the arbitrator issued a final award, which, although finding that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with “requested patches.” The Company continues to dispute the claims asserted by Protrade and intends to pursue the available options to vacate or seek correction of the award to Protrade. As of December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “General and administrative expenses” and “Other accounts payable and accrued expenses”.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019)

3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019)

3.7	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021)

3.8	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 3, 2021).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

4.7	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.8	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.9	Form of Warrant Amendment (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2020)

4.10	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.11	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2020).

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.14*	Description of Securities

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017)

10.36	Consulting Agreement dated as of February 21, 2019, between NanoVibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.37	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.38	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.39	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.40	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.41	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.42+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019)

10.43	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

10.44	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.45	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.46	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.47	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.48	Note with Cross River Bank (SBA-Payroll Protection Program loan) dated May 14, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2020).

10.49+	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.50+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.51+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.52+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.53+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.54+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.55+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.56	Form of Securities Purchase Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.57	Form of Registration Rights Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.58#	Amended and Restated Distribution Agreement for “Private Labeled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021).

10.59+	Second Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2019).

10.60+	Third Amendment to the Nanovibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2021).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

23.1*	Consent of Marcum, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer

Date: April 14, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brian Murphy as his true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	April 14, 2022
Brian Murphy	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer,	April 14, 2022
Stephen Brown	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	April 14, 2022
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	April 14, 2022
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	April 14, 2022
Harold Jacob, M.D.

/s/ MICHAEL FERGUSON	Director	April 14, 2022
Michael Ferguson

/s/ THOMAS R. MIKA	Director	April 14, 2022
Thomas R. Mika

/s/ Aurora Cassirer	Director	April 14, 2022
Aurora Cassirer

/s/ Maria Schroeder	Director	April 14, 2022
Maria Schroeder

