Form 10-K/A
period 2021-12-31
NanoVibronix, Inc.
filed 2022-05-02
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2022 was 27,997,793 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm ID	Auditor Name	Auditor Location
688	Marcum LLP	New York, NY

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of NanoVibronix, Inc., as originally filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022 (the “Form 10-K”). We are filing this Amendment to present the information required by Part III of Form 10-K that was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Form 10-K. Accordingly, the reference on the cover page of the Form 10-K to the incorporation by reference of our definitive proxy statement into Part III of the Form 10-K has been removed.

In addition, Item 15 of Part IV has been amended to include Exhibits 10.61 and 10.62 (certain executive employment agreements), which were inadvertently omitted from the Form 10-K and new certifications by our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are filed with this Amendment as Exhibits 31.3 and 31.4 hereto. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except as described above, no other changes have been made to the Form 10-K. Other than the information specifically amended and restated herein, this Amendment does not reflect events occurring after the date the Form 10-K was filed, or modify or update those disclosures that may have been affected by subsequent events.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each director as of April 29, 2022:

Name	Age	Position with the Company
Brian Murphy	65	Chief Executive Officer and Director
Harold Jacob, M.D.	67	Chief Medical Officer and Director
Christopher Fashek	72	Chairman of the Board
Martin Goldstein, M.D.	54	Director
Michael Ferguson	51	Director
Thomas R. Mika	70	Director
Aurora Cassirer	70	Director
Maria Schroeder	63	Director

The following sets forth biographical information and the qualifications and skills for each director:

Brian Murphy, Chief Executive Officer and Director. Mr. Murphy has served as our chief executive officer and director since October 2016. Mr. Murphy has over 25 years of senior sales, operations and general management experience in medical device and medical technology companies, including ATI Medical Equipment Corporation, Mountain Medical Equipment Inc. and Healthdyne Technologies Inc. From 2012 to 2016, Mr. Murphy served in various roles at MiMedx Group, Inc., where he initiated and managed the commercial sales and national accounts efforts within the advanced wound care segment. From 2010 to 2012, Mr. Murphy was the chief executive officer of O2 Insights, Inc., a start-up wound care diagnostics company, and led the sale of the company to Systagenix Ltd. in June 2012. From 2008 to 2010, Mr. Murphy served as vice president of sales for ConvaTec and led the negative pressure wound therapy business. From 1992 to 2008, Mr. Murphy served a total of 17 years at Kinetic Concepts, Inc. (KCI) in various positions overseeing sales, operations and general management. Mr. Murphy holds a bachelor of arts degree in communications from Southern Illinois University. Mr. Murphy’s qualifications to serve on our Board include his significant sales, operations and general management experience in medical device and medical technology companies.

Harold Jacob, M.D., Chief Medical Officer and Director. Dr. Jacob has served as our chief medical officer since March 1, 2014, and as our director since September 2003. From September 2003 to February 4, 2014, Dr. Jacob served as chairman of our Board and from September 2003 to March 1, 2014, Dr. Jacob served as our chief executive officer. Dr. Jacob also performed the functions of a principal financial officer until April 1, 2014. Dr. Jacob is our co-founder and has worked extensively in medical device development. Dr. Jacob also served part-time as an attending gastroenterologist at Shaare Zedek Medical Center in Jerusalem, Israel from 2004 to March 2011. Since April 2011, he has been an attending physician in Gastroenterology at Hadassah University Hospital in Jerusalem, Israel. From 1999 to the present, Dr. Jacob has served as the president of Medical Instrument Development Inc., which provides consulting services to start-up and early stage companies and patents its own proprietary medical devices. From 1997 to 2003, Dr. Jacob served as director of medical affairs at Given Imaging Ltd., a company that developed the first swallowable wireless pill camera for inspection of the intestines. Dr. Jacob also formerly served as a director for Oramed Pharmaceuticals Inc., a pharmaceutical company focused on the development of innovative orally ingestible capsule medication. We believe that Dr. Jacob’s qualifications to serve on our Board include his years of experience in the biomedical industry and with us and his experience serving in management roles of various companies.

Christopher Fashek, Chairman of the Board. Mr. Fashek has served as our director and Chairman of the Board since November 2016. Mr. Fashek is an accomplished healthcare executive with a record of leading global medical-device and pharmaceutical businesses. Mr. Fashek led the team that introduced V.A.C.® therapy, a negative pressure wound therapy, to both, the clinical community, and patients with serious or complex wounds. From June 2018, to 2020, Mr. Fashek has served as Chief Executive Officer and Director of Brain Sentinel, Inc. Mr. Fashek currently serves as a Director of World Craniofacial Foundation (WCF), the Wound Healing Foundation (WHF), and the American College of Wound Healing and Tissue Repair (ACWHTR). From 1995 to 2007, he was at KCI as the Vice Chairman, Chief Executive Officer, and President of KCI USA. From 2008 to 2011, he was the Chairman of the Board of Directors at Systagenix, Ltd. From 2014 to 2015, he was the Chairman of the Board of Directors and Chief Executive Officer of Spiracur, Inc. He currently serves as Chairman of MedTech Solutions Group, LLC, a startup in San Antonio, Texas. He has a Bachelor of Arts degree from Upsala College and Master of Business Administration from Fairleigh Dickinson University. Mr. Fashek’s extensive experience as an executive and leadership positions in the global medical device and pharmaceutical businesses, as well as his network of industry partners, provide him the appropriate experience to serve on our Board.

Mr. Fashek is recognized as developing highly productive and profitable leadership teams and corporate cultures, while taking multiple healthcare products from idealization to commercialization, as well as turning around under-performing corporations to profitability.

Martin Goldstein, M.D., Director. Dr. Goldstein has served as our director since March 25, 2015 and has been a practicing urologist for more than 20 years with particular expertise in the management of stone disease. Dr. Goldstein is an accomplished healthcare entrepreneur. He is the President of New Jersey Urology, the largest urology group practice in the country. He also serves as Senior Vice President of Corporate Development and Acquisitions of Urology Management Associates, a private equity backed entity providing administrative practice management services to independent urology groups. Dr. Goldstein is a co-founder and executive board member of Metropolitan Surgery Center, a large multispecialty ambulatory surgery center. Dr. Goldstein brings to our Board his medical practice expertise. He is expected to make a valuable contribution in connection with marketing and facilitating the acceptance of our product offerings within the medical community. He has provided assistance with the U.S. Food and Drug Administration regulatory approval process of our products, particularly our urology offerings, and will continue to advise on new product development and innovations.

Michael Ferguson, Director. The Honorable Mr. Ferguson has served as our director since April 27, 2015. Mr. Ferguson is currently a senior advisor at BakerHostetler, serving as the leader of their Federal Policy team. In January 2009, Mr. Ferguson founded Ferguson Strategies, LLC, a government affairs and strategic business consulting firm, where he served as the chief executive officer and chairman. From 2001 to January 2009, he served in the U.S. House of Representatives, representing New Jersey’s 7th congressional district. While in Congress, he was a member of the House Energy and Commerce Committee, which has wide jurisdiction over the healthcare, telecommunications and energy industries. He served as vice chairman of the panel’s Health Subcommittee, where he became a key member on health care issues and helped to ensure passage of the Medicare Part D prescription drug benefit in 2003. In addition, he served as a member of the Telecommunications and Internet Subcommittee as well as the Oversight and Investigations Subcommittee. Mr. Ferguson was also a member of the House Financial Services Committee, where he cosponsored the Sarbanes-Oxley Act of 2002 and helped enact the initial terrorism risk insurance law. Mr. Ferguson was the former chairman of the Board of Commissioners of the New Jersey Sports and Exhibition Authority and also serves as a senior fellow of the Center for Medicine in the Public Interest’s Odyssey Initiative for Biomedical Innovation and Human Health. He has also served on various corporate advisory boards and committees, including for Pfizer, Inc., the National Italian American Foundation and the United States Golf Association. Mr. Ferguson received a bachelor’s degree in government from the University of Notre Dame and a master’s of public policy degree with a specialization in education policy from Georgetown University. Mr. Ferguson also formerly served as the Chairman of the Board of Ohr Pharmaceutical Inc. and brings to the Board his extensive background in government affairs, health care policy, and business strategy gained from his experiences in Congress and business consulting, which we believe will assist in strengthening and advancing our strategic focus and regulatory compliance.

Thomas R. Mika, Director. Mr. Mika has served as our director since April 27, 2015. Mr. Mika has over 30 years of senior management, finance and consulting experience. Mr. Mika is currently executive vice president and chief financial officer of POET Technologies, Inc. (TSX Venture: PTK, NASDAQ:POET) and previously served as chairman of the board of Rennova Health, Inc. (NASDAQ: RNVA) and as chief executive officer of its wholly owned subsidiary, CollabRx, Inc. (NASDAQ: CLRX). Rennova Health is a vertically integrated public healthcare holding company that merged with CollabRx in November 2015 and became listed on the NASDAQ. CollabRx, formerly known as Tegal Corporation (NASDAQ: TGAL), is a clinical decision-support company that delivers expert solutions in precision oncology and genomic medicine. Mr. Mika was the chairman and chief executive officer of CollabRx and its predecessor company since March 2005. From 1992 to 2002, Mr. Mika served on the company’s Board, which included periods of service as the chairman of the compensation committee and a member of the audit committee. Previously, Mr. Mika co-founded IMTEC, a boutique investment and consulting firm whose areas of focus included health care, pharmaceuticals, media and information technology. As a partner of IMTEC, Mr. Mika served clients in the United States, Europe and Japan over a period of 20 years, taking on the role of chief executive officer in several ventures. Earlier in his career, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. Mr. Mika holds a bachelor of science degree in Microbiology from the University of Illinois at Urbana-Champaign and a master of business administration degree from the Harvard Graduate School of Business. Mr. Mika’s qualifications to serve on our Board include his significant strategic and business insight from his prior service on the Board of other publicly held companies, as well as his substantial senior management, finance and consulting experience.

Aurora Cassirer, Director. Ms. Cassirer has served as our director since January 2022. She is a highly experienced attorney, who has served as a partner in prominent law firms for more than 30 years including Troutman Pepper, where she served on the Executive and Compensation Committees, and Jenkins & Gilchrist. In addition to her management responsibilities, Ms. Cassirer has a sophisticated practice focusing on business litigation and corporate governance issues. She has developed a particular niche in dealing with publicly and privately held biotech/healthtech and biopharma companies. Ms. Cassirer has been listed as AV Preeminent by Martindale-Hubbell consistently for the last 20 years as well as being listed in Law & Politics’ New York Super Lawyers for excellence in Business Litigation every year since 2008. Previously, she served as Chair of the Advisory Board of ReferWell, f/k/a Urgent Consult, LLC, a start-up in the health tech business. She also serves on the Board of Directors of Kids in Need of Defense (KIND), a not-for-profit organization where she served on its Compensation Committee. She is also a member of the Board of Friends of Jerusalem College of Technology and serves on its Development Committee. She serves as co-chair of the New York State Bar Association International Corporate Compliance Committee and on the Advisory Board of LiveCare Corp., a company engaged in the manufacturing and distribution of remote monitoring devices of patients. Ms. Cassirer received her JD from New York University. Ms. Cassirer’s extensive legal experience and deep knowledge of corporate governance make her well-qualified to serve on our Board.

Maria Schroeder, Director. Ms. Schroeder has served as our director since January 2022. Ms. Schroeder has been a key Financial Executive at a number of public and privately-held companies including CST Brands, KCI and Brain Sentinel, where she recently served as Chief Financial Officer. Prior to Brain Sentinel, Ms. Schroeder served as Vice President, Global Tax of CST Brands, a Fortune 250 retail Oil and Gas company. Prior to that, she served as Vice President and Treasurer & Head of Tax at Kinetic Concepts, Inc. (“KCI”) a $1.5 billion MedTech company, which was recently purchased by 3M for $6.7 billion. At KCI, she held key roles in a number of strategic transactions, including two leveraged buyouts and an initial public offering. Ms. Schroeder began her career at Ernst & Whinney before joining Deloitte Haskins & Sells. Ms. Schroeder is an alumnus of San Antonio Leadership, a premier leadership program of the San Antonio Chamber of Commerce and has served on the Audit Committee for The University of Texas at San Antonio, as Treasurer of Girls, Inc. of San Antonio and as a board member of KLRN, San Antonio’s public television station. Ms. Schroeder is a Certified Public Accountant and Chartered Global Management Accountant with a B.B.A. in Accounting from the University of Texas at San Antonio. Ms. Schroeder’s financial expertise and leadership experience make her well-qualified to serve on our Board.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers and certain significant employees as of April 29, 2022:

Name	Age	Position
Brian Murphy	65	Chief Executive Officer and Director
Stephen Brown	65	Chief Financial Officer
Harold Jacob, M.D.	67	Chief Medical Officer and Director

Please see the biography of Mr. Murphy on page 4 of this Amendment.

Stephen Brown. Mr. Brown has served as our chief financial officer since October 5, 2020. Previously, Mr. Brown served as the Company’s Chief Financial Officer from February 3, 2015 through April 30, 2019 and continued to serve as a financial consultant for the Company until his appointment as Chief Financial Officer on October 5, 2020. Mr. Brown previously served as Chief Financial Officer for IDT Corporation (NYSE: IDT) from April 1995 to January 2009, during which time he oversaw the initial public offering of a start-up telecommunications company and guided it through the spin-offs of two subsidiaries, various public offerings and bank facilities. During his tenure at IDT, Mr. Brown also served on IDT’s board of directors for six years and on the board of directors of Net2Phone Inc. for five years. Mr. Brown was also the founder and chairman of IDT Entertainment Inc., a movie studio and media subsidiary of IDT. From 2009 to the present, Mr. Brown has served as a managing partner of The Mcguffin Group Financial, a financial and business consulting firm concentrating on advising early stage and micro-cap companies. He is also a partner in an accounting and tax practice, Brown, Brown and Associates. Mr. Brown was formerly a certified public accountant, is a member of the Academy of Television Arts and Sciences and serves on the board of directors for several educational institutions, including on the Board of Governors for Touro College.

Please see the biography of Dr. Jacob on page 4 of this Amendment.

CORPORATE GOVERNANCE

NanoVibronix, Inc., with the oversight of the Board and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our officers, directors and employees. The code of business conduct and ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, our funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of business conduct and ethics, employee misconduct, improper conflicts of interest or other violations. A copy of the code of ethics was attached as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission on March 31, 2017. If we amend or grant a waiver of one or more of the provisions of our code of business conduct and ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our code of business conduct and ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at www.nanovibronix.com within four business days following the date of such amendment or waiver.

Board Composition

Our Certificate of Incorporation and Bylaws provide that our Board will consist of such number of directors as determined from time to time by resolution adopted by our Board. The size of our Board is currently fixed at eight directors. Subject to any rights applicable to any then outstanding preferred stock, any vacancies or newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority of the directors then in office. Each member of our Board is elected for a one-year term and is elected at each annual meeting of stockholders.

We have no formal policy regarding Board diversity. Our Board believes that each director should have a basic understanding of our principal operational and financial objectives and plans and strategies, our results of operations and financial condition and relative standing in relation to our competitors. We take into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, we will strive to assemble a Board that brings to us a variety of perspectives and skills derived from business and professional experience as we may deem are in our and our stockholders’ best interests. In doing so, we will also consider candidates with appropriate non-business backgrounds.

Director Independence

We are currently listed on The NASDAQ Capital Market and therefore rely on the definition of independence set forth in the NASDAQ Listing Rules (“NASDAQ Rules”). Under the NASDAQ Rules, a director only qualifies as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

In order to be considered to be independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (2) be an affiliated person of the listed company or any of its subsidiaries.

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Christopher Fashek, Michael Ferguson, Martin Goldstein, M.D., Thomas R. Mika, Aurora Cassirer, and Maria Schroeder or six of our eight directors, do not have a relationship (other than being a director and/or a stockholder) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the NASDAQ Rules.

Our Board also determined that (i) Messrs. Thomas Mika and Michael Ferguson and Ms. Maria Schroeder, who compose our audit committee, (ii) Ms. Aurora Cassirer and Messrs. Thomas Mika and Michael Ferguson, who compose our compensation committee, and (iii) Messrs. Martin Goldstein and Christopher Fashek and Ms. Aurora Cassirer, who compose our nominating and corporate governance committee, each satisfy the independence standards for those committees established by the applicable rules and regulations of the SEC and the NASDAQ Rules. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. We intend to comply with all size and independence requirements for committees within the applicable time periods.

Board Committees, Meetings and Attendance

During the year ended December 31, 2021, the Board held seven meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders, either in person or by teleconference. During the year ended December 31, 2021, each director attended at least 75% of the total number of meetings held by the Board and Board committees of which such director was a member. Last year’s annual meeting was not attended by any directors

Our Board currently has three standing committees which consist of an audit committee, a nominating and corporate governance committee and a compensation committee, each of which has the composition and responsibilities described below.

Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at www.nanovibronix.com in the “Governance” section under “Investors.” The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this proxy statement.

Audit Committee. The audit committee consists of Messrs. Thomas Mika (chair) and Michael Ferguson and Ms. Maria Schroeder, each of whom our Board has determined to be financially literate and qualify as an independent director under Sections 5605(a)(2) and 5605(c)(2) of the NASDAQ Rules and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Mr. Thomas Mika qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board examined each audit committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The function of the audit committee is to assist the Board in its oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the qualifications, independence and performance of our independent auditors and (4) audit and non-audit fees and services.

The audit committee met four times during the year ended December 31, 2021.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee consist of Messrs. Christopher Fashek (chair) and Martin Goldstein, Ms. Aurora Cassirer and Ms. Maria Schroeder, each of whom our Board has determined qualifies as an independent director under Section 5605(a)(2) of the NASDAQ Rules.

The primary function of the nominating and corporate governance committee is to identify individuals qualified to become board members, consistent with criteria approved by the Board, and select the director nominees for election at each annual meeting of stockholders.

The nominating and corporate governance committee met one time during the year ended December 31, 2021.

Compensation Committee. The compensation committee consists of Messrs. Michael Ferguson (chair) and Thomas Mika and Ms. Aurora Cassirer, each of whom our Board has determined qualifies as an independent director under Sections 5605(a)(2) and 5605(d)(2) of the NASDAQ Rules, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act. The function of the compensation committee will be to discharge the Board’s responsibilities relating to compensation of our directors and executives and our overall compensation programs.

The primary objective of the compensation committee will be to develop and implement compensation policies and plans that are appropriate for us in light of all relevant circumstances and which provide incentives that further our long-term strategic plan and are consistent with our culture and the overall goal of enhancing enduring stockholder value.

The compensation committee met three times during the year ended December 31, 2021 and engaged an employment consulting firm in determining and recommending the amount or form of executive and director compensation during the year ended December 31, 2021.

Board Leadership Structure

The Board is committed to promoting our effective, independent governance. Our Board believes it is in our best interests and the best interests of our stockholders for the Board to have the flexibility to select the best director to serve as chairman at any given time, regardless of whether that director is an independent director or the chief executive officer. Consequently, we do not have a policy governing whether the roles of chairman of the Board and chief executive officer should be separate or combined. This decision is made by our Board, based on our best interests considering the circumstances at the time.

Currently, the offices of the chairman of the Board and the chief executive officer are held by two different people. Christopher Fashek is our independent, non-executive chairman of the Board, and Brian Murphy is our chief executive officer. The chief executive officer will be responsible for our day-to-day leadership and performance, while the chairman of the Board will provide guidance to the chief executive officer and set the agenda for board meetings and preside over meetings of the Board. We believe that separation of the positions will reinforce the independence of the Board in its oversight of our business and affairs, and create an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in our best interests and those of our stockholders.

Role in Risk Oversight

Our Board oversees an enterprise-wide approach to risk management, designed to support the achievement of business objectives, including organizational and strategic objectives, to improve long-term organizational performance and enhance stockholder value. The involvement of our Board in setting our business strategy is a key part of its assessment of management’s plans for risk management and its determination of what constitutes an appropriate level of risk for the company. The participation of our Board in our risk oversight process includes receiving regular reports from members of senior management on areas of material risk to our company, including operational, financial, legal and regulatory, and strategic and reputational risks, including cybersecurity.

The Board continually reviews the Company’s controls and procedures that involve cybersecurity matters to determine the potential material impact to our financial results, operations, and/or reputation to insure such incidents are immediately reported by management to the Board, or individual members or committees thereof, as appropriate, in accordance with our escalation framework.

While our Board has the ultimate responsibility for the risk management process, senior management and various committees of our Board will also have responsibility for certain areas of risk management.

Our senior management team is responsible for day-to-day risk management and regularly reports on risks to our full Board or a relevant committee. Our finance and regulatory personnel serve as the primary monitoring and evaluation function for company-wide policies and procedures, and manage the day-to-day oversight of the risk management strategy for our ongoing business. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

The audit committee will focus on monitoring and discussing our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies. As appropriate, the audit committee will provide reports to and receive direction from the full Board regarding our risk management policies and guidelines, as well as the audit committee’s risk oversight activities.

In addition, the compensation committee will assess our compensation policies to confirm that the compensation policies and practices do not encourage unnecessary risk taking. The compensation committee will review and discuss the relationship between risk management policies and practices, corporate strategy and senior executive compensation and, when appropriate, report on the findings from the discussions to our Board. Our compensation committee intends to set performance metrics that will create incentives for our senior executives that encourage an appropriate level of risk-taking that is commensurate with our short-term and long-term strategies.

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o NanoVibronix, Inc., 525 Executive Blvd, Elmsford, NY 10523, ATTN: Brian Murphy, Chief Executive Officer. Our Chief Executive Officer will review and forward correspondence to the appropriate person or persons.

All communications received as set forth in the preceding paragraph will be opened by the Chief Executive Officer for the sole purpose of determining whether the contents represent a message to our directors. Any contents that are not in the nature of advertising, promotions of a product or service or patently offensive material will be forwarded promptly to the addressee(s). In the case of communications to the Board or any group or committee of directors, the Chief Executive Officer will make sufficient copies of the contents to send to each director who is a member of the group or committee to whom the communication is addressed. If the amount of correspondence received through the foregoing process becomes excessive, our Board may consider approving a process for review, organization and screening of the correspondence by the corporate secretary or another appropriate person.

Family Relationships and Involvement in Certain Legal Proceedings

There are no family relationships among our directors and executive officers, or person nominated or chosen by the Company to become a director or executive officer. To our knowledge, there have been no material legal proceedings as described in Item 401(f) of Regulation S-K that are material to an evaluation of the ability or integrity of any of our directors or executive officers, or person nominated to become a director or executive officer (in the last ten years) or our control persons (in the last year).

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2021; (ii) our most highly compensated executive officer, other than our principal executive officer, who was serving as an executive officer, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2021, with compensation of $100,000 or more, and (iii) an additional individual for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the individual was not serving as our executive officer at December 31, 2021 (collectively our “Named Executive Officers”):

Name	Position
Brian Murphy	Chief Executive Officer
Stephen Brown	Chief Financial Officer

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2021 and 2020 by the Company’s named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)(2)
Brian Murphy	2021	231,000	88,000	85,939			404,939
	2020	231,000	90,000	43,599			364,599

Stephen Brown (3)	2021	200,000	50,000	21,485			271,485
	2020	49,500	20,000	27,485	138,000	(4)	234,985

(1)	Represents incentive compensation payments earned.
(2)	In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the twelve-month period ended December 31, 2021 in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3—”Significant Accounting Policies” and Note 7—”Stockholders’ Equity (Deficiency)” to our audited consolidated financial statements for the fiscal year ended December 31, 2021, included in the 2020 Annual Report.
(3)	Mr. Brown resigned as our chief financial officer on May 31, 2019 and continued to serve as a financial consultant for thereafter. Mr. Brown was appointed again as our chief financial officer, effective October 5, 2020.
(4)	Includes $138,000 paid pursuant to a consulting arrangement during 2020 before Mr. Brown’s employment by the Company on October 5, 2020.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have entered into agreements with each of our Named Executive Officers. A description of each of these agreements follows.

Brian Murphy

On October 13, 2016, we entered into an employment agreement with Mr. Murphy, effective as of the same date. Under the terms of the employment agreement, the term of Mr. Murphy’s employment as the chief executive officer of the Company is three years unless earlier terminated. The employment agreement expired on October 13, 2019. After that date, Mr. Murphy became an employee at will.

Under the employment agreement, Mr. Murphy was entitled to an annual base salary of $181,000 less applicable payroll deductions and tax withholdings for all services rendered by him under the employment agreement. Notwithstanding the foregoing, his base salary was automatically increased to: (i) $200,000, less applicable payroll deductions and tax withholdings, effective as of January 1 of the calendar year immediately following any calendar year during which we generated gross sales (as determined in accordance with generally accepted accounting principles consistently applied) exceeding $1,000,000; and (ii) $225,000, less applicable payroll deductions and tax withholdings, effective as of January 1 of the calendar year immediately following any calendar year during which we generated gross sales (as determined in accordance with generally accepted accounting principles consistently applied) exceeding $2,000,000.

Pursuant to the employment agreement, commencing in 2017, Mr. Murphy was eligible to receive an annual bonus (“Performance Bonus”) during each year of the term of the agreement. For 2019 and 2020, Mr. Murphy was eligible to receive a target bonus in an amount of up to $100,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Murphy has met performance criteria for the year, as determined in good faith by the Board, which shall be paid in the calendar year after the calendar year to which the Performance Bonus relates within thirty (30) days of our issuance of our audited financial statements on Form 10-K. In 2019 and 2020, Mr. Murphy received a target bonus in an amount of $57,231 and $90,000, respectively.

Mr. Murphy’s employment agreement also contained certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Murphy.

On November 1, 2018, the compensation committee voted to increase Mr. Murphy’s annual base salary to $231,000 per year and a discretionary annual bonus of $100,000 to be decided by the compensation committee annually.

On January 1, 2022, we entered into a new employment agreement with Mr. Murphy (the “2022 Murphy Employment Agreement”), with an annual base salary of $300,000 less applicable payroll deductions and tax withholdings for all services rendered by him under the 2022 Murphy Employment Agreement and a target bonus in an amount of up to $100,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Murphy has met performance criteria for the year, as determined in good faith by the Board.

In addition, pursuant to the 2022 Murphy Employment Agreement, Mr. Murphy is eligible to receive certain stock options, restricted stock, stock appreciation rights or similar stock-based rights granted to Mr. Murphy as set forth separately in applicable award agreements.

The 2022 Murphy Employment Agreement has a term of two years and also contains certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Murphy.

For the years ended December 31, 2021 and December 31, 2020, the compensation committee approved performance bonuses of $88,000 and $90,000, respectively.

Stephen Brown

Mr. Brown resigned as our chief financial officer on May 31, 2019. On July 1, 2019, we entered into a consulting agreement with The Mcguffin Group LLC, pursuant to which Mr. Brown was entitled to $12,500 per month, paid monthly, for his services as a finance consultant. He was also entitled to an annual bonus consistent with bonuses received by consultant in previous years. This agreement was terminated on October 5, 2020.

On October 5, 2020, we entered into an Employment Agreement with Stephen Brown, pursuant to which we appointed Mr. Brown as Chief Financial Officer, effective October 5, 2020, with a term to continue in effect until terminated by either party. As consideration for his services as Chief Financial Officer, Mr. Brown is entitled to receive (i) an annual base salary of $200,000, less applicable payroll deductions and tax; (ii) reimbursement of any reasonable and customary, documented out-of-pocket expenses actually incurred by Mr. Brown in connection with the performance of his services under the Employment Agreement; and (iii) an annual bonus of $25,000, if earned, as determined by us in our sole discretion. Mr. Brown is also eligible to receive certain grants of incentive stock options to purchase shares of our common stock.

On January 1, 2022, we entered into a new employment agreement with Mr. Brown (the “2022 Brown Employment Agreement”), with an annual base salary of $250,000 less applicable payroll deductions and tax withholdings for all services rendered by him under the employment agreement and a target bonus in an amount of up to $50,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Brown has met performance criteria for the year, as determined in good faith by the Board.

The 2022 Brown Employment Agreement has a term of two years and also contains certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Brown.

For the years ended December 31, 2021 and December 31, 2020, the compensation committee approved performance bonus of $50,000 and $20,000, respectively.

Retirement, Health, Welfare and Additional Benefits

All of our Named Executive Officers are eligible to participate in our employee benefit plans and programs, including medical benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

Retirement, Health, Welfare and Additional Benefits

All of our Named Executive Officers are eligible to participate in our employee benefit plans and programs, including medical benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

2004 Global Share Option Plan

In November 2004, our Board adopted the 2004 Global Share Option Plan, pursuant to which 400,000 shares of our common stock are reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2004 Global Share Option Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees, to encourage a sense of proprietorship and stimulate an active interest of such persons in our development and financial success. The 2004 Global Share Option Plan which was administered by our Board expired on February 28, 2014.

NanoVibronix, Inc. 2014 Long-Term Incentive Plan

On February 28, 2014, our stockholders approved the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”), which was adopted by our Board on February 19, 2014.

Under the 2014 Plan, we originally reserved a total of five million (5,000,000) shares of our common stock for issuance pursuant to awards to key employees, key contractors, and non-employee directors, of which, the maximum number of shares of common stock covering awards of stock options or stock appreciation rights that could be granted to certain of our executive officers during any calendar year was one million (1,000,000) shares. On May 7, 2014, we effected a one-for-seven reverse stock split of our common stock. Consequently, the number of shares of our common stock reserved for issuance pursuant to awards under the 2014 Plan was reduced to seven hundred fourteen thousand two hundred eighty-six (714,286) shares, and the maximum number of shares of our common stock covered by awards of stock options or stock appreciation rights that could be granted to certain of our executive officers during any calendar year was reduced to one hundred forty-two thousand eight hundred fifty-seven (142,857) shares. On June 13, 2018, the stockholders approved an amendment to the 2014 Plan to increase the number of shares of our common stock reserved for issuance pursuant to awards under the 2014 Plan by an additional seven hundred and fifty thousand (750,000) shares of our common stock to one million four hundred sixty-four thousand two hundred eighty-six (1,464,286) shares.

On June 13, 2019, the stockholders approved a second amendment to increase (i) the number of shares of our common stock available for issuance pursuant to awards under the 2014 Plan by four hundred thousand (400,000) shares of our common stock, to a total of one million eight hundred and sixty-four thousand two hundred eighty-six (1,864,286) shares of our common stock and (ii) the maximum number of shares of our common stock covering awards of stock options or stock appreciation rights that could be granted to certain of our executive officers during any calendar year was increased to three hundred fifty-four thousand two hundred fourteen (354,214).

The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash, shares of our common stock, or a combination of cash and shares of our common stock. We have reserved a total of 1,864,286 shares of our common stock for awards under the 2014 Plan, 100% of which may be delivered pursuant to incentive stock options.

The purpose of the 2014 Plan is to provide an incentive to attract and retain services of key employees, key contractors, and outside directors whose services are considered valuable, to encourage a sense of proprietorship and to stimulate active interest of such persons in our development and financial success. The 2014 Plan is intended to serve as an “umbrella” plan for us and our subsidiaries worldwide. Therefore, if so required, appendices may be added to the 2014 Plan in order to accommodate local regulations in foreign countries that do not correspond to the scope of the 2014 Plan. Unless terminated earlier by the Board, the 2014 Plan will expire on February 19, 2024. As of December 31, 2021, there were 115,742 options available for future issuance under the 2014 Plan.

Description of the 2014 Plan

Purpose. The purpose of the 2014 Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of key employees, key contractors, and non-employee directors. The 2014 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of our common stock. The 2014 Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of key employees, key contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The 2014 Plan was originally approved by our Board on February 19, 2014, and became effective upon stockholder approval on February 28, 2014. The 2014 Plan will terminate on February 19, 2024, unless sooner terminated by our Board. No award may be made under the 2014 Plan after its termination date, but awards made prior to the termination date may extend beyond that date.

Share Authorization. Subject to certain adjustments, the number of shares of our common stock that are reserved for issuance pursuant to awards under the 2014 Plan is one million eight hundred and sixty-four thousand two hundred eighty- six (1,864,286) shares, of which 100% may be delivered pursuant to incentive stock options. Subject to certain adjustments, with respect to any participant who is an officer of our company and subject to Section 16 of the Exchange Act, or a “covered employee” as defined in Section 162(m)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), a maximum of three hundred fifty four thousand two hundred fourteen (354,214) shares may be granted in any one year in the form of stock options or stock appreciation rights to such participant.

Shares to be issued may be made available from authorized but unissued shares of our common stock, shares held by us in our treasury, or shares purchased by us on the open market or otherwise. During the term of the 2014 Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the 2014 Plan. If an award under the 2014 Plan is cancelled, forfeited, or expires, in whole or in part, the shares subject to such forfeited, expired, or cancelled award may again be awarded under the 2014 Plan. In the event that previously acquired shares are delivered to us in full or partial payment of the option price for the exercise of a stock option granted under the 2014 Plan, the number of shares available for future awards under the 2014 Plan shall be reduced only by the net number of shares issued upon the exercise of the stock option or settlement of an award. Awards that may be satisfied either by the issuance of common stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2014 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2014 Plan if the settlement of the award will not require the issuance of shares, as, for example, a stock appreciation right that can be satisfied only by the payment of cash. Only shares forfeited back to us; shares cancelled on account of termination, expiration, or lapse of an award; shares surrendered in payment of the option price of an option; or shares withheld for payment of applicable employment taxes and/or withholding obligations resulting from the exercise of a stock option shall again be available for grant as incentive stock options under the 2014 Plan, but shall not increase the maximum number of shares described above as the maximum number of shares that may be delivered pursuant to incentive stock options.

Administration. The 2014 Plan is administered by the compensation committee of our Board (the “Committee”). At any time there is no Committee to administer the 2014 Plan, any reference to the Committee is a reference to the Board. The Committee will determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the 2014 Plan; establish and revise rules and regulations relating to the 2014 Plan and any sub-plans, including, without limitation, any sub-plans for awards made to participants who are not residents of the United States; establish performance goals for awards and certify the extent of their achievement; and make any other determinations that it believes necessary for the administration of the 2014 Plan. The Committee may delegate certain duties to one or more of our officers as provided in the 2014 Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of us or our subsidiaries whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance are eligible to participate in the 2014 Plan. As of the April 29, 2022, we had 8 employees, 9 contractors, and 5 directors who would be eligible for awards under the 2014 Plan.

Stock Options. The Committee may grant either incentive stock options (“ISOs”) qualifying under Section 422 of the Code or nonqualified stock options, provided that only employees of us and our subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs. Stock options may not be granted with an option price less than 100% of the fair market value of a share of common stock on the date the stock option is granted. If an ISO is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or any parent or subsidiary), the option price shall be at least 110% of the fair market value of a share of common stock on the date of grant. The Committee will determine the terms of each stock option at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Committee, except that the Committee may not grant stock options with a term exceeding 10 years or, in the case of an ISO granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or any parent or subsidiary), a term exceeding five years.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information on the holdings of stock options of the Named Executive Officer at December 31, 2021. This table includes unexercised and unvested options awards. Each outstanding award is shown separately.

	Option Awards
		Number of		Number of
		Securities		Securities
		Underlying		Underlying		Option
		Unexercised		Unexercised		Exercise	Option
	Date of	Options (#)		Options (#)		Price	Expiration
Name	Grant	Exercisable		Unexercisable		($)	Date

Brian Murphy (1)	October 1, 2020	50,000		160,000	(2)	0.72	October 2, 2030
	December 23, 2020	40,000		-		0.84	December 24, 2030
(4)	December 29, 2021			300,000		1.01	December 29, 2031
Stephen Brown (1)	October 1, 2020	50,000		-		0.72	October 2, 2030
	December 23, 2020	10,000	(3)	40,000	(3)	0.84	December 24, 2030

(4)	December 29,2021			100,000		1.01	December 29, 2031

(1) On November 2, 2020, we entered into an option cancellation and release agreement with Brian Murphy and Stephen Brown, pursuant to which the parties agreed to cancel options to purchase an aggregate of 296,020 shares of our common stock at exercise prices ranging from $2.57 to $6.00 (the “Options”) previously granted to each of the Option holders. In exchange for the cancellation of the Options, we paid $1.00 to each Option holder.

(2) These options vest 20% on March 23, 2021, 20% on June 23, 2021, 20% on September 23, 2021 and 20% on December 23, 2021.

(3) These options vest 20% on March 23, 2021, 20% on June 23, 2021, 20% on September 23, 2021 and 20% on December 23, 2021.

(4) These options vest 8.3% on March 29, 2022 and 8.3% every subsequent three months.

DIRECTOR COMPENSATION

The following table shows the compensation earned by persons who served on our Board during the fiscal year ended December 31, 2021, who are not one of our named executive officers. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board for their services rendered in such period.

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)

Christopher Fashek (2)	150,000	64,824	214,824

Thomas Mika (3)	—	48,618	48,618

Michael Ferguson (4)	—	46,055	46,055

Martin Goldstein (5)	—	34,070	34,070

Harold Jacob, M. D. (6)	—	8,288	8,288

(1) In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the 2021 fiscal year in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3—”Significant Accounting Policies” and Note 6—”Stockholders’ Equity” to our audited consolidated financial statements for the fiscal year ended December 31, 2021, included in the Form 10-K.

(2) As of December 31, 2021, Mr. Fashek had outstanding options representing the right to purchase 292,000 shares of our common stock and no outstanding stock awards of shares of common stock.

(3) As of December 31, 2021, Mr. Mika had outstanding options representing the right to purchase 220,000 shares of our common stock and no outstanding stock awards of shares of common stock.

(4) As of December 31, 2021, Mr. Ferguson had outstanding options representing the right to purchase 205,000 shares of our common stock and no outstanding stock awards of shares of common stock.

(5) As of December 31, 2021, Mr. Goldstein had outstanding options representing the right to purchase 254,000 shares of our common stock and no outstanding stock awards of shares of common stock.

(6) As of December 31, 2021, Dr. Jacob had outstanding options representing the right to purchase 169,285 shares of our common stock and no outstanding stock awards of shares of common stock.

On October 13, 2016, we entered into an agreement with Christopher Fashek to serve as the chairman of our Board. Under this agreement Mr. Fashek was paid $100,000 per year payable in semi-monthly installments. On November 1, 2018, the Compensation committee voted to increase Mr. Fashek’s consulting fee to $150,000 per year. Mr. Fashek is also entitled to receive a year-end bonus of up to $25,000 to be determined by the compensation committee.

On November 2, 2020, the Company entered into an option cancellation and release agreement with each of Brian Murphy, Christopher Fashek, Martin Goldstein, Michael Ferguson, Stephen Brown, and Thomas Mika (collectively, the “Option holders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 804,788 shares of common stock of the Company at exercise prices ranging from $2.57 to $6.00 (the “Options”) previously granted to each of the Optionholders. In exchange for the cancellation of the Options, the Company paid $1.00 to each Optionholder.

Outside of compensation to our chairman, Christopher Fashek, we paid no compensation to our non-employee directors for the one-year period ended December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 29, 2022 by:

●	each person known by us to beneficially own more than 5.0% of our common stock;

●	each of our directors;

●	each of the Named Executive Officers; and

●	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under the rules of the SEC, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security.

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o NanoVibronix, Inc., 525 Executive Blvd, Elmsford, NY 10523. As of April 29, 2022, we had 27,997,793 shares of common stock, 0 shares of Series C Preferred Stock, 0 shares of Series D Preferred Stock and 0 shares of Series E Preferred Stock outstanding. In addition to the shares of common stock reported below, as described in the footnotes below the table, one stockholder beneficially owns 100% of our issuable and issued Series C Preferred Stock and one stockholder beneficially owns 100% of our issuable and issued Series E Preferred Stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Outstanding (1)
5% Owners
None.

Directors and Officers
Stephen Brown	116,600	(2)	*
Harold Jacob, M.D.	222,611	(3)	1.0%
Martin Goldstein, M.D.	241,500	(4)	1.0%
Michael Ferguson	190,625	(5)	1.0%
Thomas R. Mika	205,000	(6)	1.0%
Christopher Fashek	297,000	(7)	1.1%
Brian Murphy	299,800	(8)	1.1%
Aurora Cassirer	-		-
Maria Schroeder	-		-
All directors and executive officers as a group (9 persons)	1,573,162		5.62%

(1)	Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assume the exercise of all options, warrants and other securities convertible into Common Stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 29, 2022. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other person.

(2)	Comprised of 116,600 shares of stock that may be purchased by Mr. Brown upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 29, 2022.

(3)	Comprised of (i) 64,178 shares of Common Stock held by Medical Instrument Development Inc., an entity controlled by Dr. Jacob, (ii) 12,362 shares of Common Stock held by Dr. Jacob, and (iii) 156,785 shares of Common Stock that may be purchased by Dr. Jacob upon the exercise of stock options.

(4)	Comprised of 241,500 shares of stock that may be purchased by Dr. Goldstein upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 29, 2022.

(5)	Comprised of 190,625 shares of stock that may be purchased by Mr. Ferguson upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 29, 2022.

(6)	Comprised of 205,000 shares of stock that may be purchased by Mr. Mika upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 29, 2022.

(7)	Comprised of 25,000 shares of Common Stock held by Mr. Fashek and 272,000 shares of stock that may be purchased by Mr. Fashek upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 29, 2022.

(8)	Comprised of 299,800 shares of stock that may be purchased by Mr. Murphy upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 29, 2022.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2021 with respect to our equity compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	2,539,999	$1.05	—
Equity compensation plans not approved by security holders	—	—	—
Total	2,539,999	$1.05	—

(1)	Represents shares available for issuance under the 2014 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Generally, we do not enter into related party transactions unless the members of the Board who do not have an interest in the potential transaction have reviewed the transaction and determined that (i) we would not be able to obtain better terms by engaging in a transaction with a non-related party and (ii) the transaction is in our best interest. In approving or rejecting any such proposal, our Board considers all of the relevant facts and circumstances of the related party transaction and the related party’s relationship and interest in the transaction. This policy applies generally to any transaction in which we are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the previous two completed fiscal years, and in which any related person had or will have a direct or indirect material interest. This policy is not currently in writing.

The audit committee is charged with reviewing, approving and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K) and any other potential conflict of interest situations in accordance with Company policies and procedures. All of the transactions described below were entered into prior to the establishment of our audit committee and were evaluated in accordance with the policy described in the paragraph above. Prior to approving such transactions, the material facts as to a director’s or officer’s relationship or interest as to the agreement or transaction were disclosed to our Board. Our Board took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all of our stockholders.

Transactions with Related Parties

Other than compensation agreements and other arrangements which are described as required under “Director Compensation” and “Executive Compensation” and the transactions described below, since January 1, 2018, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

Warrant Exercises

On January 21, 2021, Company entered into letter agreements (the “Letter Agreements”) with certain existing accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 1,205,967 shares of the Company’s common stock at an exercise price per share of $1.165 (the “Exercise”). Certain of the Existing Warrants (the “Registered Existing Warrants”) and the shares of common stock underlying the Registered Existing Warrants have been registered pursuant to a registration statement on Form S-3 (File No. 333-251264) and a registration statement on Form S-1 (File No. 333-218871). In consideration for the exercise of the Existing Warrants for cash, the exercising holders will receive new unregistered warrants to purchase up to an aggregate of 1,205,967 shares of common stock (the “New Warrants”) at an exercise price of $1.04 per share and with an exercise period of seven years from the initial closing date of January 22, 2021. The gross proceeds to the Company from the Exercise were approximately $1.4 million. The Company currently intends to use the net proceeds from the Exercise for working capital and general corporate purposes.

Option Cancellation

On November 2, 2020, we entered into an option cancellation and release agreement with the several Option holders, pursuant to which the parties agreed to cancel the Options previously granted to each of the Option holders. In exchange for the cancellation of the Options, we paid $1.00 to each Option holder. See “Director Compensation.”

Board members resignation and severance agreement

On March 25, 2015, we entered into an agreement with Dr. Goldstein, a member of our Board, pursuant to which, as consideration for his efforts developing, pursuing approval of, and/or raising market awareness and acceptance of our UroShield product and CathBot product and any other future vibrating urology catheter-related product, Dr. Goldstein is entitled to a fee of $62.50 per unit of such products sold by us in the United States or Canada during the term of the agreement, less applicable deductions and tax withholdings. At our option, the per unit fees may be paid in the form of cash or shares of our common stock. If any portion is paid in cash, within 30 days of receipt, Dr. Goldstein must purchase an amount of common stock in the open market, subject to any limitations or restrictions that may apply under applicable laws, such that the purchase price of the common stock purchased plus the value of any common stock provided as payment of the per unit fees in the given quarter equals at least 50% of the per unit fees paid for that quarter (less applicable taxes). The term of the agreement continues until terminated. Either party may terminate the agreement for any reason by providing 90 days prior written notice to the other party.

Dr. Zumeris served our director from September 2003 to July 2018. On July 4, 2018, we and Dr. Zumeris and his wife, Janina (Ina) Zumeris entered into a Separation and Release Agreement (the “Separation Agreement”). Upon meeting certain milestones to our satisfaction and fulfilling other obligations under the Separation Agreement, (i) Dr. Zumeris and Janina Zumeris, was entitled to receive as consulting payments an aggregate of approximately $18,000 per month for 12 months, commencing 30 days after the Termination Date; (ii) our management, beginning on November 4, 2018, was required to use our best efforts to allow the sale of the Company’s securities owned by Dr. Zumeris, provided that such sale would be in compliance with the applicable U.S. securities laws and regulations, and provided further, that, if our shares of common stock held by Dr. Zumeris had not been sold at a price lower than $4.45 during the fourteen month period from July 4, 2018, and the value of the unsold securities Dr. Zumeris owned plus the value of cash received by Dr. Zumeris from the sale of our securities during such fourteen month period (the “Aggregate Amount”), in aggregate, was less than $950,000, then we were required to make up the difference between $950,000 and the Aggregate Amount by extending the term of engagement of Dr. Zumeris and Janina Zumeris’s consulting services. In addition, if we (i) granted a license for the skin rejuvenation technology, then we were required pay Dr. Zumeris 10% from the payments received by the Company until an aggregate amount of $100,000,000 was paid to Dr. Zumeris, (ii) sold the skin rejuvenation technology and/or the rights to such as a standalone product, we were required to pay Dr. Zumeris $100,000 from the proceeds of such sale, or (iii) sold the skin rejuvenation devices, we were required pay Dr. Zumeris $5,000 per unit an aggregate amount of $100,000 has been paid to Dr. Zumeris.

As of December 31, 2018, Dr. Zumeris exercised options under $4.45 a share; and the Company did not record a liability for this transaction in 2019. During the year ended December 31, 2018, the Company incurred expenses of $108,000 associated with the Separation Agreement. During the year ended December 31, 2019, the Company incurred expenses of $37,000 associated with the Separation Agreement.

On December 17, 2019, a lawsuit was filed by a former officer and director, Jona Zumeris, in the Haifa Israel District Financial Court, seeking damages of approximately $900,000 for breach of the Separation Agreement executed on July 4, 2018. In January 2021, the parties reached a settlement in which the Company paid the plaintiff approximately $366,000 as settlement in full.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed to us by Marcum LLP for the year ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit fees	$170,000	$208,000
Audit-related fees	$—	$—
Tax fees	$—	$—
All other fees	$7,725	$109.000
Total	$177,725	$317,000

Audit Fees. This category includes the fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

Audit-Related Fees. This category typically consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by Marcum LLC other than the services reported in the categories above.

Pre-Approval Policies and Procedures

Under the audit committee’s pre-approval policies and procedures, the audit committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm. On an annual basis, the audit committee pre-approves a list of services that may be provided by the independent registered public accounting firm without obtaining specific pre-approval from the audit committee. In addition, the audit committee sets pre-approved fee levels for each of the listed services. Any type of service that is not included on the list of pre-approved services must be specifically approved by the audit committee or its designee. Any proposed service that is included on the list of pre-approved services but will cause the pre-approved fee level to be exceeded will also require specific pre-approval by the audit committee or its designee.

The audit committee has delegated pre-approval authority to the audit committee chairman and any pre-approved actions by the audit committee chairman as designee are reported to the audit committee for approval at its next scheduled meeting.

All of the services rendered by Marcum LLC were pre-approved by the audit committee.

The Board considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.

PART IV

ITEM 15. EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES.

(a) The following exhibits are filed as part of this Amendment No. 1 to Annual Report on Form 10-K:

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019)

3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019)

3.7	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021)

3.8	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 3, 2021).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

4.7	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.8	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.9	Form of Warrant Amendment (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2020)

4.10	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.11	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2020).

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.14	Description of Securities (incorporated by reference to Exhibit 4.14 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022)

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017)

10.36	Consulting Agreement dated as of February 21, 2019, between NanoVibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.37	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.38	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.39	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.40	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.41	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.42+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019)

10.43	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

10.44	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.45	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.46	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.47	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.48	Note with Cross River Bank (SBA-Payroll Protection Program loan) dated May 14, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2020).

10.49+	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.50+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.51+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.52+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.53+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.54+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.55+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.56	Form of Securities Purchase Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.57	Form of Registration Rights Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.58#	Amended and Restated Distribution Agreement for “Private Labeled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021).

10.59+	Second Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2019).

10.60+	Third Amendment to the Nanovibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2021).

10.61+*	Employment Agreement, dated January 1, 2022, by and between NanoVibronix, Inc. and Brian Murphy

10.62+*	Employment Agreement, dated January 1, 2022, by and between NanoVibronix, Inc. and Stephen Brown.

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm (Previously filed with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Previously filed with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (Previously filed with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022)

31.3*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously furnished with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022)

32.2	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Previously furnished with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022)

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements (Previously filed with the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2022)

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NANOVIBRONIX, INC.

Dated: May 2, 2022	By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer and Director
(Principal Executive Officer)

