Form 10-Q
period 2022-03-31
NanoVibronix, Inc.
filed 2022-05-16
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 16, 2022 was 27,997,793 shares.

NanoVibronix, Inc.

Quarter Ended March 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	March 31, 2022 (Unaudited)	December 31, 2021 (Audited)
ASSETS:
Current assets:
Cash and cash equivalents	$5,990	$7,737
Trade receivables	134	200
Other accounts receivable and prepaid expenses	911	230
Inventory	355	175
Total current assets	7,390	8,342

Non-current assets:
Fixed assets, net	5	5
Other assets	17	19
Severance pay fund	207	207
Operating lease right-of-use assets, net	44	49
Total non-current assets	273	280
Total assets	$7,663	$8,622
LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$172	$87
Other accounts payable and accrued expenses	1,747	1,723
Deferred revenues	44	44
Operating lease liabilities - current	44	49
Total current liabilities	2,007	1,903

Non-current liabilities:
Accrued severance pay	253	253
Deferred licensing income	142	153
Total liabilities	2,402	2,309

Commitments and contingencies (Note 8)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both March 31, 2022 and December 31, 2021; Issued and outstanding: 0 at both March 31, 2022 and December 31, 2021	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both March 31, 2022 and December 31, 2021; Issued and outstanding: 0 at both March 31, 2022 and December 31, 2021	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both March 31, 2022 and December 31, 2021; Issued and outstanding: 0 at both March 31, 2022 and December 31, 2021	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at March 31, 2022 and December 31, 2021, respectively; Issued and outstanding: 27,997,793 shares at March 31, 2022 and December 31, 2021,	28	28
Additional paid in capital	63,248	63,162
Accumulated other comprehensive income	54	60
Accumulated deficit	(58,069)	(56,937)
Total stockholders’ equity	5,261	6,313
Total liabilities and stockholders’ equity	$7,663	$8,622

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021

Revenues	$272	$103
Cost of revenues	166	26
Gross profit	106	77

Operating expenses:
Research and development	66	64
Selling and marketing	210	311
General and administrative	942	1,016

Total operating expenses	1,218	1,391

Loss from operations	(1,112)	(1,314)

Financial income (expense), net	(13)	(7)
Change in fair value of derivative liabilities	-	(1,948)
Warrant modification expense	-	(1,627)

Loss before taxes on income	(1,125)	(4,896)

Income tax expense	(7)	(21)

Net loss	$(1,132)	$(4,917)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.04)	$(0.20)

Weighted average common shares outstanding:
Basic and diluted	27,997,793	24,170,065

Comprehensive loss:
Net loss available to common stockholders	(1,132)	(4,917)
Change in foreign currency translation adjustments	(4)	6
Comprehensive loss	(1,136)	(4,911)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	21,426,523	$22	$44,959	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-	-	-	-	44	-	-	44
Exercise of warrants	-	-	-	-	(110,000)	-	2,863,112	2	3,492	-	-	3,494
Reclass liability to equity due to increase in authorized shares	-	-	-	-	-	-	-	-	3,337	-	-	3,337
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	-	-	(4,917)	(4,917)
Balance, March 31, 2021	666,667	$1	153	$-	875,000	$1	24,109,635	$24	$51,832	$61	$(47,572)	$4,347

Balance, December 31, 2021	-	$-	-	$-	-	$-	27,997,793	$28	$63,162	$60	$(56,937)	$6,313
Stock-based compensation	-	-	-	-	-	-	-	-	86	-	-	86
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,132)	(1,132)
Balance, March 31, 2022	-	$-	-	$-	-	$-	27,997,793	$28	$63,248	$54	$(58,069)	$5,261

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,132)	$(4,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1
Stock-based compensation	86	109
Warrant modification expense	-	1,627
Change in fair value of equity investment	2	2
Change in fair value of derivative liabilities	-	1,948
Changes in operating assets and liabilities:
Trade receivable	66	(1)
Other accounts receivable and prepaid expenses	(679)	87
Inventory	(180)	(28)
Trade payables	85	(43)
Other accounts payable and accrued expenses	24	(231)
Other liabilities	-	390
Deferred revenue	(11)	105
Accrued severance pay, net	-	(3)
Net cash used in operating activities	(1,741)	(954)

Cash flows from investing activities:
Purchases of property plant and equipment	-	(2)
Net cash used in investing activities	-	(2)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,406
Net cash provided by financing activities	-	1,406

Effects of currency translation on cash and cash equivalents	(6)	(5)

Net (decrease) increase in cash, cash equivalents	(1,747)	445
Cash, cash equivalents at beginning of period	7,737	7,533

Cash, cash equivalents at end of period	$5,990	$7,978

Supplemental non-cash financing and investing activities:
Shares issued from exercise of warrants previously classified as derivatives	$-	$2,088
Reclass liability to equity due to increase in authorized shares	$-	$3,337

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

NOTE 2 – LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the first quarter of 2022, the Company has incurred losses as well as negative cash outflows from operating activities and expects to occur losses and negative cash outflows from operating activities through fiscal year 2022. The Company’s management believes that the Company has sufficient capital to execute its business plan over the next twelve months. If the Company is unable to successfully commercialize its products over the next twelve months, it may need to raise additional capital at a later time. There are no assurances that the Company would be able to raise additional capital, if required, on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail, or cease operations.

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

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022, as amended on May 2, 2022

The balance sheet for December 31, 2021 was derived from the Company’s audited financial statements for the year ended December 31, 2021. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains as of the years ended March 31, 2022 and 2021 were $6 and $5, respectively.

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

NOTE 4 – STOCKHOLDERS’ EQUITY

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

Stock-based compensation and Options

During the three-month period ended March 31, 2022 and 2021, 120,000 and 180,000 options were granted, respectively. The options were granted to employees and board members and were recorded at a fair value and vested over three years. During the three-month periods ended March 31, 2022 and 2021, stock-based compensation expense of $86 and $109 was recorded for options that vested, respectively.

The fair value for options granted in the first quarter of 2022 and 2021 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	2022	2021
Price at valuation	$0.78	$1.04
Exercise price	$0.78	$1.04
Risk free interest	2.32%	0.49%
Expected term (in years)	5	5
Volatility	127.9%	81.5%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended March 31,
	2022	2021

Research and development	2	5
Selling and marketing	6	21
General and administrative	78	83
Total	$86	$109

As of March 31, 2022, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $554, which is expected to be recognized over a weighted average period of approximately 2.05 years.

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

The New Warrants were accounted for in warrant modification expense, which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, warrant modification expense in the amount of $0 and $1,627 was recorded for the quarters ended March 31, 2022 and 2021, respectively, with a corresponding increase in additional paid in capital.

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	1.44%
Dividend yield	0%
Volatility	138.4%
Contractual term (in years)	0.79 – 2.67

NOTE 5 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three months ended March 31, 2022 and 2021 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2022	March 31, 2021
Series D Preferred Stock	-	153,000
Series E Preferred Stock	-	875,000
Stock Options - employee and non-employee	2,659,999	1,928,544
Warrants	2,309,347	5,447,594
Total	4,969,346	8,404,138

The diluted loss per share equals basic loss per share in the three months ended March 31, 2022 and 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 6 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2022	2021
United States	$231	$92
Europe	7	1
New Zealand	2	9
Asia	9	1
Other	23	-
Total	$272	$103

For the three months ended March 31, 2022, one customer comprised approximately 39% of total revenues. During the three months ended March 31, 2021, one customer comprised approximately 58% of total revenues.

NOTE 7 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.17
Exercise price	$0.19
Risk free interest	1.44%
Expected term (in years)	8
Volatility	138.4%

The Company considers this to be level 3 inputs and is valued at each reporting period. The fair value of these warrants had no movements during the quarter, leaving a balance of $19 as of March 31, 2022 and December 31, 2021.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the quarters ended March 31, 2022 and 2021.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended March 31, 2022 and 2021:

Asset
Balance – December 31, 2020	$25
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2021	$23

Balance – December 31, 2021	19
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2022	$17

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2022
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$17	$17

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

On March 15, 2022, the arbitrator issued a final award, which, although found that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based her decision on the basis of testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award. If the application is denied, the Company will continue vehemently opposing the award in all appropriate fora.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q and determined that no material events occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022, as amended on May 2, 2022. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

On March 15, 2022, the arbitrator issued a final award, which, although found that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based her decision on the basis of testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award. If the application is denied, the Company will continue vehemently opposing the award in all appropriate fora. As of March 31, 2022 and December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “Other accounts payable and accrued expenses”.

On March 2, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until August 29, 2022, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The letter further provided that if, at any time during the 180-day period, the closing bid price of our common stock was at least $1.00 for a minimum of 10 consecutive business days, Nasdaq would provide us with written confirmation that it had achieved compliance with the minimum bid price requirement.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as amended. There have not been any material changes to such critical accounting policies since December 31, 2021.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

Revenues. For the three months ended March 31, 2022 and 2021, our revenues were approximately $272,000 and $103,000 respectively, an increase of approximately 164%, or $169,000 between the periods. The increase in revenues is due to increased orders from our largest customer (see Note 6), as well as the addition of selling to veteran administration facilities, limited to available finished goods. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2022, the percentage of revenues attributable to our products was: PainShield - 99% and UroShield - 1%. For the three months ended March 31, 2021, the percentage of revenues attributable to our products was: PainShield -100% and UroShield - 0%. For the three months ended March 31, 2022 and 2021, the portion of our revenues that was derived from distributors was 87% and 94%, respectively.

Gross Profit. For the three months ended March 31, 2022 and 2021, gross profit was approximately $106,000 and $77,000, respectively, an increase of approximately 38% or $29,000, mainly due to increased sales to veteran affairs (VA) facilities and sales of products to distributors at higher margins.

Gross profit as a percentage of revenues was approximately 39% and 75% for the three months ended March 31, 2022 and 2021, respectively. While the total amount of gross profit increased, the gross profit as percentage of revenues decreased due to increased costs of manufacturing, patches that were expired and written off, and replacement of old components.

Research and Development Expenses. For the three months ended March 31, 2022 and 2021, research and development expenses were approximately $66,000 and $64,000, respectively between the periods. The increase was mainly due to increase in payments to subcontractors and consultants for continuous research, offset by the decreased salaries of employees involved in research and development activities during the three months ended March 31, 2022.

Research and development expenses as a percentage of total revenues were approximately 24% and 62% for the three months ended March 31, 2022 and 2021, respectively. This decrease was due to the increase in revenues.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2022 and 2021, selling and marketing expenses were approximately $210,000 and $311,000, respectively, a decrease of approximately 32%, or $101,000, between the periods. The decrease was primarily due to decreased salaries of sales and marketing employees, re-allocating a portion of sales and marketing employee’s salary to general and administrative expense due to change in roles and responsibilities, and decrease in options expense during the first quarter of 2022.

Selling and marketing expenses as a percentage of total revenues were approximately 77% and 302% for the three months ended March 31, 2022 and 2021, respectively. The decrease in our percentage was due to the increase in revenues and the reasons described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2022 and 2021, general and administrative expenses were approximately $942,000 and $1,016,000, respectively, a decrease of approximately 7%, or $74,000, between the periods. The decrease was primarily due to legal fees related to a lawsuit with a former officer and director and efforts to ratify our prior over-issuances of common stock in 2021 that were not incurred in 2022.

General and administrative expenses as a percentage of total revenues were approximately 346% and 986% for the three months ended March 31, 2022 and 2021, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Change in fair value of derivative liabilities. For the three months ended March 31, 2022 and 2021, there was a change in fair value of derivative liabilities resulting in losses of approximately $0 and $1,948,000, respectively. The loss in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit that was ultimately resolved in the third quarter of 2021.

Warrant modification expense. For the three months ended March 31, 2022 and 2021, warrant modification expense was approximately $0 and $1,627,000, respectively. The warrant modification expense in 2021 was related to warrants held by a certain investor that were repriced. The investor was also granted new warrants to replace the repriced warrants after they were exercised.

Tax expenses. For the three months ended March 31, 2022 and 2021, tax expenses were $7,000 and $21,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $3,785,000, or 77%, to approximately $1,132,000 for the three months ended March 31, 2022 from approximately $4,917,000 in the same period of 2021. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $1,137,000 and had negative cash flow from operating activities of $1,741,000 during the quarter ended March 31, 2022. Although we expect to continue to incur losses and negative cash flows from operating activities through 2022, we had a cash balance of just over $5,990,000 as of March 31, 2022 and the Company’s management believes that the Company has sufficient capital to execute its business plan over the next twelve months. If the Company is unable to successfully commercialize its products over the next twelve months, it may need to raise additional capital at a later time. There are no assurances that the Company would be able to raise additional capital, if required, on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail or cease operations.

During the quarter ended March 31, 2022, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. While we believe we have sufficient capital to execute our business plan over the next twelve months, there are no assurances that we will not need to raise additional capital later, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of March 31, 2022, and we are not aware of any material trends in capital resources that would impact our business.

Cash flows

As of March 31, 2022, we had cash and cash equivalents of approximately $5,990,000, compared to approximately $7,978,000 as of March 31, 2021. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,741,000 for the three months ended March 31, 2022 and $954,000 for the same period in 2021.

Cash provided by financing activities was approximately $0 for the three months ended March 31, 2022 compared to $1,406,000 for the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well as issues that may continue to occur due to the development of the coronavirus outbreak. While there were significant delays in the production of goods due to COVID-19 issues, presently, we are no longer experiencing such delays in the production of our products. That said, there are no assurances that if subsequent waves of the pandemic occur that we will not experience significant delays in the future. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel (NIS), both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2021, filed with the SEC on April 15, 2022, as amended on May 2, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting since the filing of the Form 10-K on April 15, 2022, as amended on May 2, 2022.

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

On March 15, 2022, the arbitrator issued a final award, which, although found that Protrade’s claims failed as a matter of law or were unsupported by the evidence, nevertheless awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based her decision on the basis of testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award. If the application is denied, the Company will continue vehemently opposing the award in all appropriate fora.

As of March 31, 2022 and December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “Other accounts payable and accrued expenses”.

There are no other material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the SEC on April 15, 2022, as amended on May 2, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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
101 INS* 101 SCH* 101 CAL* 101 DEF* 101 LAB* 101 PRE* 104*

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Labels Linkbase Document

Inline XBRL Taxonomy Presentation Linkbase Document

Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: May 16, 2022	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: May 16, 2022	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

