Form 10-Q
period 2022-06-30
NanoVibronix, Inc.
filed 2022-08-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2022 was 27,997,793 shares.

NanoVibronix, Inc.

Quarter Ended June 30, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current assets:
Cash	$3,944	$7,737
Trade receivables, net	262	200
Other accounts receivable and prepaid expenses	1,175	230
Inventory, net	928	175
Total current assets	6,309	8,342

Non-current assets:
Fixed assets, net	7	5
Other assets	9	19
Severance pay fund	184	207
Operating lease right-of-use assets, net	33	49
Total non-current assets	233	280
Total assets	$6,542	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$173	$87
Other accounts payable and accrued expenses	1,803	1,723
Deferred revenues	44	44
Operating lease liabilities - current	33	49
Total current liabilities	2,053	1,903

Non-current liabilities:
Accrued severance pay	$225	253
Deferred licensing income	130	153
Total liabilities	2,408	2,309

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 0 at both at June 30, 2022 and December 31, 2021	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at June 30, 2022 and December 31, 2021: Issued and outstanding: 0 at both June 30, 2022 and December 31, 2021	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at June 30, 2022 and December 31, 2021, respectively; Issued and outstanding: 0 at both June 30, 2022 and December 31, 2021	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at June 30, 2022 and December 31, 2021; Issued and outstanding: 27,997,793 shares at both June 30, 2022 and December 31, 2021	28	28

Additional paid in capital	63,468	63,162
Accumulated other comprehensive income	9	60
Accumulated deficit	(59,371)	(56,937)
Total stockholders’ equity	4,134	6,313
Total liabilities and stockholders’ equity	$6,542	$8,622

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$485	$318	$757	$421
Cost of revenues	204	110	370	136
Gross profit	281	208	387	285

Operating expenses:
Research and development	61	64	127	128
Selling and marketing	333	296	543	607
General and administrative	1,155	839	2,097	1,855

Total operating expenses	1,549	1,199	2,767	2,590

Loss from operations	(1,268)	(991)	(2,380)	(2,305)

Other income (expense), net	(18)	1	(31)	(6)
Change in fair value of derivative liabilities	-	706	-	(1,242)
Gain on purchase of warrants	-	64	-	64
Warrant modification expense	-	-	-	(1,627)

Loss before taxes on income	(1,286)	(220)	(2,411)	(5,116)

Income tax benefit / (expense)	(16)	4	(23)	(17)

Net loss	$(1,302)	$(216)	$(2,434)	$(5,133)

Basic and diluted net loss available for holders of common stock	$(0.05)	$(0.01)	$(0.09)	$(0.21)

Weighted average common shares outstanding:
Basic and diluted	27,997,793	24,776,302	27,997,793	24,476,551
Comprehensive loss:
Net loss available to common stockholders	(1,302)	(216)	(2,434)	(5,133)
Change in foreign currency translation adjustments	(46)	(14)	(51)	(8)
Comprehensive loss available to common stockholders	(1,348)	(230)	(2,485)	(5,141)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,832	$61	$(47,572)	$4,347
Stock-based compensation	-	-	-	-	-	-	-	-	35	-	-	35
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	-	-	-	-	(216)	(216)
Balance, June 30, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,867	$59	$(47,788)	$4,164

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	21,246,523	$22	$44,959	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-	-	-	-	79	-	-	79
Exercise of warrants	-	-	-	-	-	-	2,863,111	2	3,492	-	-	3,494
Reclass from liability to equity	-	-	-	-	-	-	-	-	3,337	-	-	3,337
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,133)	(5,133)
Balance, June 30, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,867	$59	$(47,788)	$4,164

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2022	-	$-	-	$-	-	$-	27,997,793	$28	$63,248	$54	$(58,069)	$5,261
Stock-based compensation	-	-	-	-	-	-	-	-	83	-	-	83
Exercise of warrants	-	-	-	-	-	-	-	-	137	-	-	137
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(45)	-	(45)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,302)	(1,302)
Balance, June 30, 2022	-	$-	-	$-	-	$-	27,997,793	$28	$63,468	$9	$(59,371)	$4,134

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	-	$-	27,997,793	$28	$63,162	$60	$(56,937)	$6,313
Stock-based compensation	-	-	-	-	-	-	-	-	171	-	-	171
Exercise of warrants	-	-	-	-	-	-			135	-	-	135
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(51)	-	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	(2,434)	(2,434)
Balance, June 30, 2022	-	$-	-	$-	-	$-	27,997,793	$28	$63,468	$9	$(59,371)	$4,134

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,434)	$(5,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1
Stock-based compensation	306	208
Warrant modification expense	-	1,627
Change in fair value of equity investment	10	2
Change in fair value of derivative liabilities	-	1,242
Gain on purchase of warrants	-	(64)
Changes in operating assets and liabilities:
Trade receivable	(62)	(12)
Other accounts receivable and prepaid expenses	(945)	(404)
Inventory	(753)	(60)
Trade payables	86	37
Other accounts payable and accrued expenses	80	(341)
Deferred revenue	(23)	30
Accrued severance pay, net	(5)	(3)
Net cash used in operating activities	(3,740)	(2,870)

Cash flows from investing activities:
Purchases of property plant and equipment	(2)	(2)
Net cash used in investing activities	(2)	(2)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	1,406
Buy back of warrants from investors	-	(388)
Net cash provided by financing activities	-	1,018

Effects of currency translation on cash and cash equivalents	(51)	(7)

Net decrease in cash	(3,793)	(1,861)
Cash at beginning of period	7,737	7,533

Cash at end of period	$3,944	$5,672

Supplemental non-cash financing and investing activities:
Shares issued from exercise of warrants previously classified as derivative liability	$-	$2,087
Reclass liability to equity due to increase in authorized shares	$-	$3,337

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

NOTE 2 – LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the first and second quarters of 2022, the Company’s cash used in operations was $3,740 leaving a cash balance of $3,944 as of June 30, 2022. Because the Company does not have sufficient resources to fund our operation for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The Company may need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

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

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2022, as amended on May 2, 2022.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains as of the periods ended June 30, 2022 and 2021 were $51 and $7, respectively.

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

Stock-based compensation and options

During the six-month period ended June 30, 2022 and 2021, 120,000 and 180,000 options were granted, respectively. The options were granted to employees and board members and were recorded at a fair value and vest over three years. During the three and six-month period ended June 30, 2022, stock-based compensation expense of $220 and $306 was recorded for options that vested, respectively. During the three and six-month period ended June 30, 2021, there was stock-based compensation expense of $99 and $208, respectively. During the second quarter of 2022 and 2021, 0 and 13,845 options expired, respectively.

The fair value for options granted in the second quarter of 2022 and 2021 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	2022	2021
Price at valuation	$0.78	$1.04
Exercise price	$0.78	$1.04
Risk free interest	2.32%	0.49%
Expected term (in years)	5	5
Volatility	127.9%	81.5%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2020

Research and development	1	5	3	10
Selling and marketing	6	10	12	31
General and administrative	213	84	291	167

Total	$220	$99	$306	$208

As of June 30, 2022, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $390, which is expected to be recognized over a weighted average period of approximately 2.5 years.

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

The New Warrants were accounted for in warrant modification expense, which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, warrant modification expense in the amount of $1,627 was recorded with a corresponding increase in additional paid in capital in the second quarter of 2021.

On June 14, 2022, the Company issued warrants to two sales consultants to purchase 250,000 shares of common stock which will expire on June 14, 2029 and have an exercise price of $1.00 per share. Accordingly, expense related to these warrants in the amount of $135,000 was recorded with a corresponding increase in additional paid in capital.

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	1.44 - 3.49%
Dividend yield	0%
Volatility	137.7 - 147.6%
Contractual term (in years)	0.34 - 6.96

NOTE 5 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three and six months ended June 30, 2022 and 2021 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2022	June 30, 2021
Series D Preferred Stock	-	153,000
Series E Preferred Stock	-	875,000
Stock Options - employee and non-employee	2,659,999	1,914,699
Warrants	2,559,347	4,784,262
Total	5,219,346	7,726,961

The diluted loss per share equals basic loss per share in the three and six months ended June 30, 2022 and 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 6 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business based on one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
United States	$476	$292	$723	$384
Asia	1	1	9	2
Europe	-	10	7	11
United Kingdom	5	-	5	-
New Zealand	3	3	5	12
Other	-	12	8	12
Total	$485	$318	$757	$421

For the three and six months ended June 30, 2022, one customer comprised approximately 78% and 64% of total revenues, respectively.

NOTE 7 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.08
Exercise price	$0.19
Risk free interest	1.44%
Expected term (in years)	8
Volatility	137.7%

The Company considers this to be level 3 inputs and is valued at each reporting period. For the three and six months ended June 30, 2022, changes in the fair value of these warrants amounted to $8 and $10, respectively, leaving a balance of $9 as of June 30, 2022. For the three and six months ended June 30, 2021, changes in the fair value of these warrants amounted to $2, respectively, leaving a balance of $23 as of June 30, 2021.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers from Level 3 during the quarters ended June 30, 2022 and 2021.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended June 30, 2022 and 2021:

Asset
Balance – December 31, 2020	$25
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2021	$23
Fair value adjustments – Sanuwave warrants	-
Balance – June 30, 2021	$23

Balance – December 31, 2021	19
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2022	$17
Fair value adjustments – Sanuwave warrants	(8)
Balance – June 30, 2022	$9

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2022
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$9	$9

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

Lastly, inflation, as well as some of the measures taken by or that may be taken by the governments in countries where we operate in an attempt to curb inflation may have negative effects on the economies of those countries generally. If the United States or other countries where we operate experience substantial inflation in the future, our business may be adversely affected. This could have a material adverse effect on our business, financial condition, results of operations, or cash flows. Specifically, our existing distributor agreements limit the amount that we can increase the price that we sell our products to the distributors. Accordingly, an inflationary environment, including factors such as increasing freight and materials prices, could make it less profitable for us to do business.

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

On March 15, 2022, the arbitrator issued a final award, which, although denied all Protrade’s claims, nevertheless awarded Protrade about $1.5 million, on the grounds that the Company allegedly failed to fulfill an order for reusable hydrogel patches placed after the Agreement was terminated. The arbitrator based her decision on the basis of testimony of Protrade’s president who asserted that a patient would use in excess of 33 reusable patches per each device, which the Company believes is a grossly inflated number.

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York Nassau County seeking to confirm the Award. On April 13, 2022, the Company submitted an application to the ICA seeking to correct an error in the award based on the evidence that the Company only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award, denied the application.

On July 22, 2022, the Company filed a motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, the Company averred in its motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis. The motion is currently pending. The Company will continue to vigorously pursue its opposition to the award in all appropriate fora.

As of June 30, 2022 and December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “Other accounts payable and accrued expenses”. No additional accrual was made in relation with the legal arbitration since the previous quarter.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q and determined that no material events occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022, as amended on May 2, 2022. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

● ●

Our history of losses and expectation of continued losses.

Management believes that the Company does not have sufficient resources to fund our operations for the next twelve months, thus, management has substantial doubt of the Company’s ability to continue as a going concern.

●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures and cyber-attacks.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	Risks related to our operations in Israel, including political, economic and military instability.
●	The price of our securities is volatile with limited trading volume
●	Our ability to regain and maintain compliance with the continued listing requirements of the NASDAQ Capital Market.
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Our ability to generate internal growth.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.
●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

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

On March 15, 2022, the arbitrator issued a final award, which, although denied all Protrade’s claims, nevertheless awarded Protrade about $1.5 million, on the grounds that the Company allegedly failed to fulfill an order for reusable hydrogel patches placed after the Agreement was terminated. The arbitrator based her decision on the basis of testimony of Protrade’s president who asserted that a patient would use in excess of 33 reusable patches per each device, which the Company believes is a grossly inflated number.

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York Nassau County seeking to confirm the Award. On April 13, 2022, the Company submitted an application to the ICA seeking to correct an error in the award based on the evidence that the Company only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award, denied the application.

On July 22, 2022, the Company filed a motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, the Company averred in its motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis. The motion is currently pending. The Company will continue to vigorously pursue its opposition to the award in all appropriate fora. As of June 30, 2022 and December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “Other accounts payable and accrued expenses”. No additional accrual was made in relation with the legal arbitration since the previous quarter.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

Revenues. For the three months ended June 30, 2022 and 2021, our revenues were approximately $485,000 and $318,000 respectively, an increase of approximately 53%, or $167,000 between the periods. The increase was due to increased orders from our largest customer as well as the addition of selling to veterans administration facilities. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2022 and 2021, the percentage of revenues attributable to our products was: PainShield - 98% and UroShield - 2%. For the three months ended June 30, 2022 and 2021, the portion of our revenues that was derived from distributors was 97% and 3%, respectively.

Gross Profit. For the three months ended June 30, 2022 and 2021, gross profit was approximately $281,000 and $208,000, respectively, an increase of approximately 35% or $73,000, mainly due to increased sales to veteran affairs (VA) facilities and sales of products to distributors at higher margins.

Gross profit as a percentage of revenues was approximately 58% and 65% for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross profit as a percentage is mainly due the increased manufacturing costs due to completing manufacturing in Israel as well as increased costs of manufacturing due to inflation.

Research and Development Expenses. For the three months ended June 30, 2022 and 2021, research and development expenses were approximately $61,000 and $64,000, respectively, between the periods.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 13% and 20% for the three months ended June 30, 2022 and 2021, respectively.

Selling and Marketing Expenses. For the three months ended June 30, 2022 and 2021, selling and marketing expenses were approximately $333,000 and $296,000, respectively, an increase of approximately 13%, or $37,000, between the periods. The increase was primarily due to the addition of a new sales consultant partially offset by reduction of payroll costs due to re-allocation of a sales executive’s payroll to administrative costs during the quarter.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were approximately 69% and 93% for the three months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses. For the three months ended June 30, 2022 and 2021, general and administrative expenses were approximately $1,155,000 and $839,000, respectively, an increase of approximately 38%, or $316,000, between the periods. The increase was mainly due to the increased legal costs from the appeal of the arbitration litigation, increased consulting costs pertaining to regulatory reviews and the re-allocation of payroll costs of a sales executive’s payroll to administrative costs during the quarter.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 238% and 264% for the three months ended June 30, 2022 and 2021, respectively.

Other income (expense), net. For the three months ended June 30, 2022 and 2021, other income (expense), net was approximately ($18,000) compared to a other income, net of $1,000, respectively, a decrease of approximately $19,000 between the periods mainly due to the change in fair value of the investment in Sanuwave.

Change in fair value of derivative liabilities. For the three months ended June 30, 2022 and 2021, there was a change in fair value of derivative liabilities resulting in a gain of approximately $0 and $706,000, respectively. The gain in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit that was ultimately resolved in the third quarter of 2021.

Gain on purchase of warrants. For the three months ended June 30, 2022 and 2021, there was a gain of approximately $0 and $64,000, respectively. The gain was related to the settlement of derivative liabilities which was the result of the repurchase of warrants from certain investors.

Income tax benefit (expense). For the three months ended June 30, 2022 and 2021, there was a tax expense of ($16,000) and a $4,000 tax benefit, respectively. The tax expense or benefit is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss increased by approximately $1,086,000 or 503%, to approximately $1,302,000 for the three months ended June 30, 2022 from approximately $216,000 in the same period of 2021. The increase in net loss resulted primarily from the factors described above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

Revenues. For the six months ended June 30, 2022 and 2021, our revenues were approximately $757,000 and $421,000 respectively, an increase of approximately 80%, or $336,000 between the periods. The increase was due to increased orders from our largest customer, as well as the addition of selling to veterans’ administration facilities. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2022 and 2021, the percentage of revenues attributable to our products was: PainShield - 98% and UroShield – 2%. For the six months ended June 30, 2022 and 2021, the portion of our revenues that was derived from distributors was 95% and 94%, respectively.

Gross Profit. For the six months ended June 30, 2022 and 2021, gross profit was approximately $387,000 and $285,000, respectively, an increase of approximately 36% or $102,000, mainly due to sales to veteran affairs (VA) facilities and sales of products to distributors at higher margins.

Gross profit as a percentage of revenues was approximately 51% and 68% for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross profit as a percentage is mainly due the increased manufacturing costs due to completing manufacturing in Israel as well as increased costs of manufacturing due to inflation.

Research and Development Expenses. For the six months ended June 30, 2022 and 2021, research and development expenses were approximately $127,000 and $128,000, respectively, a decrease of approximately 1%, or $1,000, between the periods.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 17% and 30% for the six months ended June 30, 2022 and 2021, respectively.

Selling and Marketing Expenses. For the six months ended June 30, 2022 and 2021, selling and marketing expenses were approximately $543,000 and $607,000, respectively, a decrease of approximately 11%, or $64,000, between the periods. The decrease was due to reduction of payroll costs due to re-allocation of a sales executive’s payroll to administrative costs during the quarter.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were approximately 72% and 144% for the six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expenses. For the six months ended June 30, 2022 and 2021, general and administrative expenses were approximately $2,097,000 and $1,855,000, respectively, an increase of approximately 13%, or $242,000, between the periods. The increase was mainly due to the increased legal costs from the appeal of the arbitration litigation, increased consulting costs pertaining to regulatory reviews and the re-allocation of payroll costs of a sales executive’s payroll to administrative costs during the quarter.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 277% and 441% for the six months ended June 30, 2022 and 2021, respectively.

Other income (expense), net. For the six months ended June 30, 2022 and 2021, other expenses, net was approximately $31,000 compared to a $6,000, respectively, an increase of approximately $25,000 between the periods mainly due to the change in fair value of the investment in Sanuwave.

Change in fair value of derivative liabilities. For the six months ended June 30, 2022 and 2021, there was a change in fair value of derivative liabilities resulting in losses of approximately $0 and $1,242,000, respectively. The loss in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit.

Gain on purchase of warrants. For the six months ended June 30, 2022 and 2021, there was a gain of approximately $0 and $64,000, respectively. The gain was related to the settlement of derivative liabilities which was the result of the repurchase of warrants from certain investors.

Warrant modification expense. For the six months ended June 30, 2022 and 2021, warrant modification expense was approximately $0 and $1,627,000, respectively. The warrant modification expense in 2021 was related to warrants held by a certain investor that were repriced. The investor was also granted new warrants to replace the repriced warrants after they were exercised.

Income tax expenses. For the six months ended June 30, 2022 and 2021, tax expenses were $23,000 and $17,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate

Net loss. Our net loss decreased by approximately $2,699,000, or 53%, to approximately $2,434,000 for the six months ended June 30, 2022 from approximately $5,133,000 in the same period of 2021. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $2,434,000 and had negative cash flow from operating activities of $3,740,000 during the six months ended June 30, 2022. Although we expect to continue to incur losses and negative cash flows from operating activities through 2022, we had a cash balance of just over $3,944,000 as of June 30, 2022. The Company’s management believes that the Company does not have sufficient resources to fund our operations for the next twelve months, thus, management has substantial doubt of the Company’s ability to continue as a going concern. The Company may need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to obtain stockholder ratification of certain prior issuances of our common stock and approval of an increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the six-month period ended June 30, 2022, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. We do not believe we have sufficient capital to execute our business plan over the next twelve months and there are no assurances that we will not need to raise additional capital later, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of June 30, 2022, and we are not aware of any material trends in capital resources that would impact our business.

As of June 30, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash flows

As of June 30, 2022, we had cash of approximately $3,944,000, compared to approximately $5,672,000 as of June 30, 2021. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3,740,000 for the six months ended June 30, 2022 and $2,870,000 for the same period in 2021.

Cash provided by financing activities was $0 for the six months ended June 30, 2022 compared to $1,018,000 for the six months ended June 30, 2021.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well as issues that may continue to occur due to the development of the coronavirus outbreak. While there were significant delays in the production of goods due to COVID-19 issues, presently, we are no longer experiencing such delays in the production of our products. That said, there are no assurances that if subsequent waves of the pandemic occur that we will not experience significant delays in the future. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel (NIS), both against the U.S. dollar. Also, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products. Lastly, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2021, filed with the SEC on April 15, 2022, as amended on May 2, 2022.

Changes in Internal Control over Financial Reporting

Other than described above in this Item 4, there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 15, 2022, the arbitrator issued a final award, which, although denied all Protrade’s claims, nevertheless awarded Protrade about $1.5 million, on the grounds that the Company allegedly failed to fulfill an order for reusable hydrogel patches placed after the Agreement was terminated. The arbitrator based her decision on the basis of testimony of Protrade’s president who asserted that a patient would use in excess of 33 reusable patches per each device, which the Company believes is a grossly inflated number.

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York Nassau County seeking to confirm the Award. On April 13, 2022, the Company submitted an application to the ICA seeking to correct an error in the award based on the evidence that the Company only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award, denied the application.

On July 22, 2022, the Company filed a motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, the Company averred in its motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis. The motion is currently pending. The Company will continue to vigorously pursue its opposition to the award in all appropriate fora.

As of June 30, 2022 and December 31, 2021, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “Other accounts payable and accrued expenses”. No additional accrual was made in relation with the legal arbitration since the previous quarter.

There are no other material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on April 15, 2022, as amended on May 2, 2022. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

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

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the first and second quarters of 2022, the Company’s cash used in operations was $3,740 leaving a cash balance of $3,944 as of June 30, 2022. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company may need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. There are no assurances that the Company would be able to raise additional capital on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail, or cease operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 1, 2022 we entered into an International Marketing, Sales and Clinical Management Agreement (the “MTSG Agreement”) with MedTech Solutions Group, LLC (“MTSG”). Our Chairman of the Board, Christopher Fashek, is also the Chairman of MedTech. We appointed MTSG to provide international marketing, sales and clinical management expertise for commercialization of our products in certain countries in Europe (excluding England, Scotland, Wales, Rep. of Ireland, Northern Ireland, Malta and Turkey), Africa, Asia, Central and South America, and North America (Excluding the United States and Canada) as well as Israel and Palestine.

The MTSG Agreement provides an incentive and reward to MTSG for meeting revenue targets set forth in the MTSG Agreement by allowing MTSG or its designees to be entitled to additional consideration in the form of annual grants of stock warrants at the Company’s discretion. On June 14, 2022, MTSG was awarded warrants for up to 250,000 shares of common stock, with an exercise price of $1.00 per share, that are exercisable at any time after the date that is six months from the date of issuance and expire at 5:00pm, New York time, on June 14, 2029.

These securities were issued in reliance upon exemptions from registration afforded by Section 4(a)(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1*	Certificate of Validation of NanoVibronix, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS* 101 SCH* 101 CAL* 101 DEF* 101 LAB* 101 PRE* 104*

Inline XBRL Instance Document

Inline XBRL Taxonomy Extension Schema Document

Inline XBRL Taxonomy Calculation Linkbase Document

Inline XBRL Taxonomy Extension Definition Linkbase Document

Inline XBRL Taxonomy Labels Linkbase Document

Inline XBRL Taxonomy Presentation Linkbase Document

Cover Page Interactive Data File (embedded within the Inline XBRL document)

* **	Filed herewith. Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 11, 2022	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: August 11, 2022	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

