Form 10-Q
period 2022-09-30
NanoVibronix, Inc.
filed 2022-11-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 14, 2022 was 27,997,793 shares.

NanoVibronix, Inc.

Quarter Ended September 30, 2022

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2022 and 2021	2

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021	4

	Unaudited Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

I

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS:
Current assets:
Cash	$1,972	$7,737
Trade receivables, net	226	200
Other accounts receivable and prepaid expenses	1,238	230
Inventory, net	1,553	175
Total current assets	4,989	8,342

Non-current assets:
Fixed assets, net	8	5
Other assets	7	19
Severance pay fund	178	207
Operating lease right-of-use assets, net	28	49
Total non-current assets	221	280
Total assets	$5,210	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$41	$87
Other accounts payable and accrued expenses	1,646	1,723
Deferred revenues	-	44
Operating lease liabilities - current	28	49
Total current liabilities	1,715	1,903

Non-current liabilities:
Accrued severance pay	$222	253
Deferred licensing income	119	153
Total liabilities	2,056	2,309

Commitments and contingencies (Note 10)

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 0 at both at September 30, 2022 and December 31, 2021	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 0 at both September 30, 2022 and December 31, 2021	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at September 30, 2022 and December 31, 2021, respectively; Issued and outstanding: 0 at both September 30, 2022 and December 31, 2021	-	-

Series F Preferred stock of $0.01 par value - Authorized: 40,000 shares at September 30, 2022 and December 31, 2021, respectively; Issued and outstanding: 0 at both September 30, 2022 and December 31, 2021	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at September 30, 2022 and December 31, 2021; Issued and outstanding: 27,997,793 shares at both September 30, 2022 and December 31, 2021	28	28

Additional paid in capital	63,449	63,162
Accumulated other comprehensive income	3	60
Accumulated deficit	(60,326)	(56,937)
Total stockholders’ equity	3,154	6,313
Total liabilities and stockholders’ equity	$5,210	$8,622

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$97	$499	$854	$920
Cost of revenues	17	271	387	407
Gross profit	80	228	467	513

Operating expenses:
Research and development	49	50	176	178
Selling and marketing	217	245	760	852
General and administrative	738	801	2,835	2,656

Total operating expenses	1,004	1,096	3,771	3,686

Loss from operations	(924)	(868)	(3,304)	(3,173)

Financial expenses, net	(16)	(23)	(47)	(29)
Change in fair value of derivative liabilities	-	(5,714)	-	(6,956)
Gain on purchase of warrants	-	-	-	64
Warrant modification expense	-	-	-	(1,627)

Loss before taxes on income	(940)	(6,605)	(3,351)	(11,721)

Income tax expense	(15)	(70)	(38)	(87)

Net loss	$(955)	$(6,675)	$(3,389)	$(11,808)

Basic and diluted net loss available for holders of common stock	$(0.03)	$(0.26)	$(0.12)	$(0.47)

Weighted average common shares outstanding:
Basic and diluted	27,997,793	26,096,957	27,997,793	25,014,919
Comprehensive loss:
Net loss available to common stockholders	(955)	(6,675)	(3,389)	(11,808)
Change in foreign currency translation adjustments	(6)	1	(57)	(7)
Comprehensive loss available to common stockholders	(999)	(6,674)	(3,446)	(11,815)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, June 30, 2021	666,667	$1	153	$-	875,000	$1	24,109,634	$24	$51,867	$59	$(47,788)	$4,164
Stock-based compensation	-	-	-	-	-	-	-	-	35	-	-	35
Issuance of common stock for cash, net	-	-	-	-	-	-	-	3	-	-	-	3
Exercise of warrants	-	-	-	-	-	-	2,193,491	-	3,558	-	-	3,558
Conversion of preferred stock to common stock	-	-	-	-	(875,000)	-	875,000	-	-	-	-	-
Reclass from liability to equity	-	-	-	-	-	-	-	-	7,626	-	-	7,626
Other comprehensive loss	-	-	-	-	-	-	-	-	-		-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(6,675)	(6,675)
Balance, September 30, 2021	666,667	$1	153	$-	-	$1	27,178,126	$27	$63,086	$59	$(54,463)	$8,711

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	21,246,523	$22	$44,959	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-	-	-	-	114	-	-	114
Issuance of common stock for cash, net	-	-	-	-	-	-	-	3	-	-	-	3
Exercise of warrants	-	-	-	-	-	-	5,056,603	2	7,050	-	-	7,052
Conversion of preferred stock to common stock	-	-	-	-	(875,000)	-	875,000	-	-	-	-	-
Reclass from liability to equity	-	-	-	-	-	-	-	-	10,963	-	-	10,963
Other comprehensive loss	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	-	-	-	-	(11,808)	(11,808)
Balance, September 30, 2021	666,667	$1	153	$-	-	$1	27,178,126	$27	$63,086	$59	$(54,463)	$8,711

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, June 30, 2022	-	$-	-	$-	-	$-	-	$-	27,997,793	$28	$63,468	$9	$(59,371)	$4,134
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	116	-	-	116
Reversal of warrants	-	-	-	-	-	-	-	-	-	-	(135)	-	-	(135)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-		(6)	-	(6)
Net loss	-	-	-	-	-	-	-	-	-	-		-	(955)	(955)
Balance, September 30, 2022	-	$-	-	$-	-	$-	-	$-	27,997,793	$28	$63,449	$3	$(60,326)	$3,154

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	-	$-	-	$-	27,997,793	$28	$63,162	$60	$(56,937)	$6,313
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	287	-	-	287
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	135	-	-	135
Reversal of warrants	-	-	-	-	-	-	-	-	-	-	(135)	-	-	(135)
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-		(57)	-	(57)
Net loss	-	-	-	-	-	-	-	-	-	-		-	(3,389)	(3,389)
Balance, September 30, 2022	-	$-	-	$-	-	$-	-	$-	27,997,793	$28	$63,449	$3	$(60,326)	$3,154

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(3,389)	$(11,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	287	114
Warrant modification expense	-	1,627
Change in fair value of equity investment	12	9
Change in fair value of derivative liabilities	-	7,148
Gain on purchase of warrants	-	(64)
Changes in operating assets and liabilities:
Trade receivable	(26)	(4)
Other accounts receivable and prepaid expenses	(1,008)	(330)
Inventory	(1,378)	(56)
Trade payables	(46)	(82)
Other accounts payable and accrued expenses	(77)	(294)
Deferred revenue	(78)	237
Accrued severance pay, net	(2)	(2)
Net cash used in operating activities	(5,704)	(3,504)

Cash flows from investing activities:
Purchases of property plant and equipment	(4)	(3)
Net cash used in investing activities	(4)	(3)

Cash flows from financing activities:
Proceeds from exercise of warrants	-	4,968
Buy back of warrants from investors	-	(388)
Net cash provided by financing activities	-	4,580

Effects of currency translation on cash	(57)	(7)

Net (decrease) increase in cash	(5,765)	1,066
Cash at beginning of period	7,737	7,533

Cash at end of period	$1,972	$8,599

Supplemental non-cash financing and investing activities:
Shares issued from exercise of warrants previously classified as derivative liability	$-	$2,087
Reclassification liability to equity due to increase in authorized shares	$-	$10,963

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

NOTE 2 – LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the three quarters of 2022, the Company’s cash used in operations was $5,704 leaving a cash balance of $1,972 as of September 30, 2022. Because the Company does not have sufficient resources to fund our operation for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. The unaudited condensed consolidated financial statements include the accounts of all subsidiaries in which the Company holds a controlling financial interest as of the financial statement date.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation loss for the nine months ended September 30, 2022 and 2021 were $57 and $7, respectively.

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

Series F Preferred Stock

On September 13, 2022, the board of directors of the Company (the “Board”), declared a dividend of one one-thousandth of a share of Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), for each outstanding share of the Company’s common stock, par value $0.001 per share, to stockholders of record at 5:00 p.m. Eastern Time on October 14, 2022. The certificate of designation with respect to the Series F Preferred Stock was filed with the Delaware Secretary of State and became effective on September 14, 2022. For more information, please see “Note 11 - Subsequent Events.”

Stock-based compensation and options

During the nine-month period ended September 30, 2022 and 2021, 437,500 and 180,000 options were granted, respectively. The options were granted to employees and board members and were recorded at a fair value and vest over three years. During the three and nine-month period ended September 30, 2022, stock-based compensation expense of $116 and $287 was recorded for options that vested, respectively. During the three and nine-month period ended September 30, 2021, there was stock-based compensation expense of $99 and $306, respectively. During the nine months ended September 30, 2022 and 2021, 0 and 13,845 options expired, respectively.

The fair value for options granted in the third quarter of 2022 and 2021 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	2022	2021
Price at valuation	$0.45	$1.04
Exercise price	$0.45	$1.04
Risk free interest	3.58%	0.49%
Expected term (in years)	5	5
Volatility	125.3%	81.5%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Research and development	2	5	5	15
Selling and marketing	6	10	18	41
General and administrative	108	84	264	250

Total	$116	$99	$287	$306

As of September 30, 2022, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $395, which is expected to be recognized over a weigh ted average period of approximately 2.05 years.

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

On September 30, 2022, the Company and the two sales consultants mutually agreed to cancel the latter’s annual stock warrants to purchase 250,000 shares of common stock. Accordingly, expense related to these warrants were reversed in the amount of $135,000 with a corresponding decrease in additional paid in capital.

In estimating the warrants’ fair value, the Company used the following assumptions:

Risk free interest	0.34%
Dividend yield	0%
Volatility	60.7%
Contractual term (in years)	7

NOTE 5 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three and nine months ended September 30, 2022 and 2021 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2022	September 30, 2021
Series D Preferred Stock	-	153,000
Stock Options - employee and non-employee	2,977,499	1,914,699
Warrants	2,309,347	2,309,347
Total	5,286,846	4,224,199

The diluted loss per share equals basic loss per share in the three and nine months ended September 30, 2022 and 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 6 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
United States	$90	$490	$828	$874
Europe	6	4	13	15
Asia	-	2	9	4
New Zealand	1	3	4	15
Canada	-	-	-	12
Total	$97	$499	$854	$920

The Company’s largest customer is Ultra Pain Products, Inc. (UPPI) who accounted for with revenue equal to $483,000 or 57% of total revenues and nil for the nine months and three months ended September 30, 2022, respectively.

NOTE 7 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

Price at valuation	$0.06
Exercise price	$0.19
Risk free interest	3.97%
Expected term (in years)	8
Volatility	137.7%

The Company considers this to be level 3 inputs and is valued at each reporting period. For the three and nine months ended September 30, 2022, changes in the fair value of these warrants amounted to $2 and $12, respectively, leaving a balance of $7 as of September 30, 2022. For the three and nine months ended September 30, 2021, changes in the fair value of these warrants amounted to $7 and $9, respectively.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers from Level 3 during the quarters ended September 30, 2022 and 2021.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended September 30, 2022 and 2021:

Asset
Balance – December 31, 2020	$25
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2021	$23
Fair value adjustments – Sanuwave warrants	-
Balance – June 30, 2021	$23
Fair value adjustments – Sanuwave warrants	(7)
Balance – September 30, 2021	16

Balance – December 31, 2021	19
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2022	$17
Fair value adjustments – Sanuwave warrants	(8)
Balance – June 30, 2022	$9
Fair value adjustments – Sanuwave warrants	(2)
Balance – September 30, 2022	7

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2022
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$7	$7

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$19	$19

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Other Risks

On March 12, 2020, the World Health Organization declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial conditions, and on the market price of our common shares.

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

Pending litigation

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. The Company vigorously defended the claims asserted by Protrade.

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

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the Award and denying the cross-motion.

On November 9, 2022, the Company filed a motion to re-argue and re-plead the arbitration decision based on additional information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. The Company expects to continue to vigorously pursue its opposition to the award in all appropriate fora.

NOTE 9 – RELATED PARTY TRANSACTION

The firm of FisherBroyles LLP is handling our Protrade litigation and appeals. For the nine months ended September 30, 2022, we have been billed and paid legal fees from Fisher Broyles amounting to $232,703 and recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of our board members, Aurora Cassirer, is a partner at Fisher Broyles. Ms. Cassirer does not provide any legal services or legal advice to the Company.

NOTE 10 – SUBSEQUENT EVENTS

Series F Preferred Stock

On September 13, 2022, the Board declared a dividend of one one-thousandth of a share of Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), for each outstanding share of the Company’s common stock, par value $0.001 per share, to stockholders of record at 5:00 p.m. Eastern Time on October 14, 2022.

Each share of Series F Preferred Stock entitles the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series F Preferred Stock has a ratable number of votes). Thus, each one-thousandth of a share of Series F Preferred Stock entitles the holder thereof to 1,000 votes. The outstanding shares of Series F Preferred Stock will vote together with the outstanding shares of common stock of the Company as a single class exclusively with respect to (1) any proposal to adopt an amendment to Certificate of Incorporation to reclassify the outstanding shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”) and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”). The Series F Preferred Stock is not entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

Unless otherwise provided on any applicable proxy or ballot with respect to the voting on the Reverse Stock Split or the Adjournment Proposal, the vote of each share of Series F Preferred Stock (or fraction thereof) entitled to vote on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal will be cast in the same manner as the vote, if any, of the share of common stock (or fraction thereof) in respect of which such share of Series F Preferred Stock (or fraction thereof) was issued as a dividend is cast on the Reverse Stock Split, the Adjournment Proposal or such other matter, as applicable, and the proxy or ballot with respect to shares of common stock held by any holder on whose behalf such proxy or ballot is submitted will be deemed to include all shares of Series F Preferred Stock (or fraction thereof) held by such holder. Holders of Series F Preferred Stock will not receive a separate ballot or proxy to cast votes with respect to the Series F Preferred Stock on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split. All shares of Series F Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series F Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series F Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal.

Each share of Series F Preferred Stock redeemed in any redemption described above will be redeemed in consideration for the right to receive an amount equal to $0.10 in cash for each one hundred whole shares of Series F Preferred Stock that are “beneficially owned” by the “beneficial owner” (as such terms are defined in the Certificate of Designation) thereof as of the applicable redemption time and redeemed pursuant to such redemption, payable upon receipt by the Company of a written request submitted by the applicable holder to the corporate secretary of the Company (each a “Redemption Payment Request”) following the applicable redemption time. Such Redemption Payment Request shall (i) be in a form reasonably acceptable to the Company (ii) set forth in reasonable detail the number of shares of Series F Preferred Stock beneficially owned by the holder at the applicable redemption time and include evidence reasonably satisfactory to the Company regarding the same, and (iii) set forth a calculation specifying the amount in cash owed to such Holder by the Company with respect to the shares of Series F Preferred Stock that were redeemed at the applicable redemption time. However, the redemption consideration in respect of the shares of Series F Preferred Stock (or fractions thereof) redeemed in any redemption described above: (i) will entitle the former beneficial owners of less than one hundred whole shares of Series F Preferred Stock redeemed in any redemption to no cash payment in respect thereof and (y) will, in the case of a former beneficial owner of a number of shares of Series F Preferred Stock (or fractions thereof) redeemed pursuant to any redemption that is not equal to a whole number that is a multiple of one hundred, entitle such beneficial owner to the same cash payment, if any, in respect of such redemption as would have been payable in such redemption to such beneficial owner if the number of shares (or fractions thereof) beneficially owned by such beneficial owner and redeemed pursuant to such redemption were rounded down to the nearest whole number that is a multiple of one hundred (such, that for example, the former beneficial owner of 150 shares of Series F Preferred Stock redeemed pursuant to any redemption will be entitled to receive the same cash payment in respect of such redemption as would have been payable to the former beneficial owner of 100 shares of Series F Preferred Stock redeemed pursuant to such redemption).

No shares of Series F Preferred Stock may be transferred by the holder thereof except in connection with a transfer by such holder of any shares of common stock held by such holder, in which case a number of one one-thousandths (1/1,000ths) of a share of Series F Preferred Stock equal to the number of shares of common stock to be transferred by such holder will be automatically transferred to the transferee of such shares of common stock. The holders of Series F Preferred Stock, as such, are not entitled to receive dividends of any kind.

The Certificate of Designation was filed with the Delaware Secretary of State and became effective on September 14, 2022.

As described in the proxy statement filed on October 31, 2022, holders of our common stock and Series F Preferred Stock as of the close of business on October 17, 2022, are entitled to vote on the amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Company’s Board but prior to the six-month anniversary of the date on which the reverse stock split is approved by the Company’s stockholders at the Annual Meeting, a reverse stock split of all of the outstanding shares of the Company’s common stock at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined by the Board in its discretion and included in a public announcement, and the proposal to adjourn the Annual Meeting to a later date or date at the Annual Meeting to be held on December 15, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2021 and for the year then ended, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 15, 2022, as amended on May 2, 2022. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures and cyber-attacks.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Our ability to obtain FDA clearance and approval of our products.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	Risks related to our operations in Israel, including political, economic and military instability.
●	The price of our securities is volatile with limited trading volume
●	Our ability to regain and maintain compliance with the continued listing requirements of the NASDAQ Capital Market.
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Our ability to generate internal growth.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.
●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

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

Protrade Proceeding

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. The Company vigorously defended the claims asserted by Protrade.

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

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the Award and denying the cross-motion.

On November 9, 2022, the Company filed a motion to re-argue and re-plead the arbitration decision based on additional information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. The Company expects to continue to vigorously pursue its opposition to the award in all appropriate fora.

Nasdaq Deficiency and Hearings Panel Decision

On March 2, 2022, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we will be provided with a compliance period of 180 calendar days, or until August 29, 2022, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A). The letter further provided that if, at any time during the 180-day period, the closing bid price of our common stock was at least $1.00 for a minimum of 10 consecutive business days, Nasdaq would provide us with written confirmation that it had achieved compliance with the minimum bid price requirement. The Company did not evidence compliance with the price requirement by August 29, 2022.

On August 30, 2022, the Company received notice from Nasdaq indicating that the Company’s securities would be subject to delisting due to the Company’s continued non-compliance with the minimum bid price requirement unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, which stayed any further action by Nasdaq at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. On October 17, 2022, the Panel granted the Company’s request for continued listing on The Nasdaq Capital Market until December 15, 2022, subject to the Company providing a written update to the Panel on December 15, 2022.

On September 13, 2022, subject to stockholder approval, the Board approved an amendment to our Certificate of Incorporation to, at the discretion of the Board, effect the reverse stock split of our common stock at a ratio of 1-for-2 to 1-for-50, with the exact ratio within such range to be determined by the Board at its discretion. The primary goal of the reverse stock split is to increase the per share market price of our common stock to meet the minimum per share bid price requirements for continued listing on Nasdaq. As indicated by our proxy statement filed on October 31, 2022, stockholders of our common stock and Series F Preferred will be able to vote on the reverse stock split at our annual meeting to be held on December 15, 2022. However, there is no assurance that our stockholders will approve the stock split or that our common stock will close at prices for the required number of days for us to regain compliance with the minimum bid price requirement. We expect to provide a written update to the Panel on December 15, 2022, immediately following the annual meeting.

Regulatory Update

On May 26, 2022, we were notified by the U.S. Food and Drug Administration (the “FDA”) that we should discontinue any new marketing of our PainShield Plus products until we receive formal approval that the devices meet the predicate product category specifications. The Company is working with a qualified third-party laboratory to gain such approval. As a result, the Company has also delayed submitting its application for approval of our PainShield Relief product until this matter is resolved. There is no guarantee that the qualified third-party laboratory will be able re-engineer the product so that it meets the predicate product category specifications, or that we will ever be successful in obtaining FDA clearance or approval for the PainShield Plus and Painshield Relief products.

We also filed an application with the Centers for Medicare and Medicaid Services for reimbursement earlier this year. The application was rejected due to a lack of data supporting its life expectancy. In order to rectify this deficiency, we entered into an agreement with a qualified third-party laboratory to conduct testing to provide independent data supporting our assertion

Critical Accounting Policies

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

Results of Operations

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

Revenues. For the three months ended September 30, 2022 and 2021, our revenues were approximately $97,000 and $499,000, respectively, a decrease of approximately 81%, or $402,000, between the periods. The decrease was due to lower volume of sales to UPPI, as discussions are being held to possibly amend our current distribution agreement. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended September 30, 2022 and 2021, the percentage of revenues attributable to our products was: PainShield - 92% and UroShield - 8%. For the three months ended September 30, 2022 and 2021, the portion of our revenues that was derived from distributors was 83% and 95%, respectively.

Gross Profit. For the three months ended September 30, 2022 and 2021, gross profit was approximately $80,000 and $228,000, respectively, a decrease of approximately 65%, or $148,000, mainly due to decreased sales of our products in the third quarter of 2022.

Gross profit as a percentage of revenues was approximately 82% and 46% for the three months ended September 30, 2022 and 2021, respectively. The increase in gross profit as a percentage is mainly due to sales to our distributors who sell to veteran administration facilities that have considerably higher margins than our sales to UPPI.

Research and Development Expenses. For the three months ended September 30, 2022 and 2021, research and development expenses were approximately $49,000 and $50,000, respectively between the periods. The decrease was mainly due to reduced payroll costs during the three months ended September 30, 2022.

Research and development expenses as a percentage of total revenues were approximately 51% and 10% for the three months ended September 30, 2022 and 2021, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended September 30, 2022 and 2021, selling and marketing expenses were approximately $217,000 and $245,000, respectively, a decrease of approximately 11%, or $28,000, between the periods. The decrease was primarily due to reallocation of a portion of our sales executive’s salary to administration.

Selling and marketing expenses as a percentage of total revenues were approximately 224% and 49% for the three months ended September 30, 2022 and 2021, respectively, due to the decreased revenues recorded for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2022 and 2021, general and administrative expenses were approximately $738,000 and $801,000, respectively, a decrease of approximately 8%, or $63,000, between the periods. The decrease was primarily due to larger amount of consulting fees mainly related to our over-issuance of common stock in 2021 partially offset by increase in legal fees in 2022 related to the Company’s appeal of the arbitration case.

General and administrative expenses as a percentage of total revenues were approximately 761% and 161% for the three months ended September 30, 2022 and 2021, respectively, due to the decreased revenues recorded for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the three months ended September 30, 2022 and 2021, financial expenses, net were approximately $16,000 and $23,000, respectively, a decrease of approximately $7,000 between the periods between the periods mainly due to the change in fair value of the investment in Sanuwave.

Change in fair value of derivative liabilities. For the three months ended September 30, 2022 and 2021, there was a change in fair value of derivative liabilities of approximately nil and $5,714,000, respectively. The amount of change in 2021 was due to the resolution of our over-issuance of common stock in 2021. Our over-issuance of common stock in 2021 resulted in a reclassification of derivative liabilities to equity during the three months ended September 30, 2021.

Income tax expense. For the three months ended September 30, 2022 and 2021, there was a tax expense of $15,000 of and $70,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $5,720,000 or 86%, to approximately $955,000 for the three months ended September 30, 2022 from approximately $6,675,000 in the same period of 2021. The decrease in net loss resulted primarily from the factors described above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

Revenues. For the nine months ended September 30, 2022 and 2021, our revenues were approximately $854,000 and $920,000, respectively, a decrease of approximately 7%, or $66,000, between the periods. The decrease was due to lower volume of sales to UPPI in the third quarter of 2022, as discussions are being held to possibly amend our current distribution agreement. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period.

For the nine months ended September 30, 2022 and 2021, the percentage of revenues attributable to our products was: PainShield - 98% and UroShield - 2%. For the nine months ended September 30, 2022 and 2021, the portion of our revenues that was derived from distributors was 94% and 95%, respectively.

Gross Profit. For the nine months ended September 30, 2022 and 2021, gross profit was approximately $467,000 and $513,000, respectively, a decrease of approximately 9%, or $46,000, mainly due to decreased sales of our products in the third quarter of 2022.

Gross profit as a percentage of revenues was approximately 55% and 56% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit as a percentage is mainly due to the reasons described above.

Research and Development Expenses. For the nine months ended September 30, 2022 and 2021, research and development expenses were approximately $176,000 and $178,000, respectively, a decrease of approximately 1% or $2,000, between the periods.

Research and development expenses as a percentage of total revenues were approximately 21% and 19% for the nine months ended September 30, 2022 and 2021, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the nine months ended September 30, 2022 and 2021, selling and marketing expenses were approximately $760,000 and $852,000, respectively, a decrease of approximately 11%, or $92,000, between the periods. The decrease was due to a reduction of payroll costs due to re-allocation of a portion of a sales executive’s payroll to administrative costs in 2022.

Selling and marketing expenses as a percentage of total revenues were approximately 89% and 93% for the nine months ended September 30, 2022 and 2021, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the nine months ended September 30, 2022 and 2021, general and administrative expenses were approximately $2,835,000 and $2,656,000, respectively, an increase of approximately 7%, or $179,000, between the periods. The increase was mainly due to the increased legal costs from the appeal of the arbitration litigation, increased consulting costs pertaining to regulatory reviews and the re-allocation of payroll costs of a sales executive’s payroll to administrative costs in the second and third quarter of 2022.

General and administrative expenses as a percentage of total revenues were approximately 332% and 289% for the nine months ended September 30, 2022 and 2021, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Financial expenses, net. For the nine months ended September 30, 2022 and 2021, financial expenses, net was approximately $47,000 compared to $29,000, respectively, an increase of approximately $18,000 between the periods mainly due to the change in fair value of the investment in Sanuwave.

Change in fair value of derivative liabilities. For the nine months ended September 30, 2022 and 2021, there was a change in fair value of derivative liabilities resulting in losses of approximately nil and $6,956,000, respectively. The loss in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit.

Gain on purchase of warrants. For the nine months ended September 30, 2022 and 2021, there was a gain of approximately nil and $64,000, respectively. The gain in 2021 was related to the settlement of derivative liabilities which was the result of the repurchase of warrants from certain investors.

Warrant modification expense. For the nine months ended September 30, 2022 and 2021, warrant modification expense was approximately nil and $1,627,000, respectively. The warrant modification expense in 2021 was related to warrants held by a certain investor that were repriced. The investor was also granted new warrants to replace the repriced warrants after they were exercised.

Income tax expenses. For the nine months ended September 30, 2022 and 2021, tax expenses were $38,000 and $87,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate

Net loss. Our net loss decreased by approximately $8,419,000, or 71%, to approximately $3,389,000 for the nine months ended September 30, 2022 from approximately $11,808,000 in the same period of 2021. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $3,351,000 and had negative cash flow from operating activities of $5,704,000 during the nine months ended September 30, 2022. Although we expect to continue to incur losses and negative cash flows from operating activities through 2022, we had a cash balance of just over $1,972,000 as of September 30, 2022. The Company’s management believes that the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this report, thus, management has substantial doubt of the Company’s ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to obtain stockholder ratification of certain prior issuances of our common stock and approval of an increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the nine-month period ended September 30, 2022, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. We do not believe we have sufficient capital to execute our business plan over the next twelve months and there are no assurances that we will not need to raise additional capital later, or that we would be able to raise additional capital, if required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of September 30, 2022, and we are not aware of any material trends in capital resources that would impact our business.

As of September 30, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash flows

As of September 30, 2022, we had cash of approximately $1,972,000, compared to approximately $7,737,000 as of December 31, 2021. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $5,704,000 for the nine months ended September 30, 2022 and $3,504,000 for the same period in 2021.

Cash provided by financing activities was nil for the nine months ended September 30, 2022 compared to $4,580,000 for the nine months ended September 30, 2021.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well as general market conditions as a result of inflation or the possibility of a worldwide recession. Our operating results could also be impacted by a weakening of the Euro or related currency fluctuations. Also, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products. Lastly, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2021, filed with the SEC on April 15, 2022, as amended on May 2, 2022.

Remediation Efforts to Address the Material Weaknesses

With the oversight of senior management and our audit committee, we are taking the steps below and plan to take additional measures to remediate the underlying causes of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2021, filed with the SEC on April 15, 2022, as amended on May 2, 2022:

●	The Company took steps to remediate the stock issuance material weakness through creating a template documentation that needs to be filled out before any new equity issuances to ensure that there are no further over-issuances.

●	With assistance from a current finance and accounting third-party service provider, the Company is formalizing our risk assessment process, policies and procedures, implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework, and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

In addition, under the direction of the audit committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company.

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

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million. The Company vigorously defended the claims asserted by Protrade.

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

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the Award and denying the cross-motion.

On November 9, 2022, the Company filed a motion to re-argue and re-plead the arbitration decision based on additional information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. The Company expects to continue to vigorously pursue its opposition to the award in all appropriate fora.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” in our Annual Report on Form 10-K for the fiscal ended December 31, 2021, filed with the SEC on April 15, 2022, as amended on May 2, 2022, we have identified material weaknesses in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2021. Our management is in the process of implementing remediation measures with respect to the controls and written policies and procedures as described in Item 4, “Controls and Procedures,” and management expects that such measures, once fully implemented, will be sufficient to remediate such material weaknesses in our internal control over financial reporting that existed as of December 31, 2021.

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

On March 2, 2022, the Company received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 555(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 29, 2022, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On August 30, 2022, the Company received notice from Nasdaq indicating that the Company’s securities would be subject to delisting due to the Company’s continued non-compliance with the minimum bid price requirement unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, which stayed any further action by Nasdaq at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing. On October 17, 2022, the Panel granted the Company’s request for continued listing on The Nasdaq Capital Market until December 15, 2022, subject to the Company providing a written update to the Panel on December 15, 2022.

On September 13, 2022 subject to stockholder approval, the Board approved an amendment to our Certificate of Incorporation to, at the discretion of the Board, effect a reverse stock split of our common stock at a ratio of 1-for-2 to 1-for-50, with the exact ratio within such range to be determined by the Board at its discretion, and have submitted this for stockholder vote at the annual meeting to be held on December 15, 2022. The primary goal of the reverse stock split is to increase the per share market price of our common stock to meet the minimum per share bid price requirements for continued listing on Nasdaq. However, even if the market price of our common stock does rise reflecting the applicable reverse stock split ratio immediately following the reverse stock split, we cannot assure you that the market price of our common stock immediately after a reverse stock split will be maintained for any period of time. Moreover, because some investors may view a reverse stock split negatively, we cannot assure you that a reverse stock split will not adversely impact the market price of our common stock. Accordingly, there is no assurance that our common stock will maintain the closing bid price for the required period of time to regain compliance with the minimum bid price requirement following the reverse stock split.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three quarters of 2022, the Company’s cash used in operations was $5,704 leaving a cash balance of $1,972 as of September 30, 2022. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Failure to obtain stockholder authorization to amend our Certificate of Incorporation to authorize the reverse stock split may adversely affect our business.

On September 13, 2022 subject to stockholder approval, the Board approved an amendment to our Certificate of Incorporation to, at the discretion of the Board, effect a reverse stock split of our common stock at a ratio of 1-for-2 to 1-for-50, with the exact ratio within such range to be determined by the Board at its discretion, and have submitted this for stockholder vote at the annual meeting to be held on December 15, 2022.

If the reverse stock split is not approved by our stockholders at our annual meeting on December 15, 2022, our Board will not have the authority to effect the reverse stock split to, among other things, facilitate the continued listing of our common stock on Nasdaq by increasing the per share trading price of our common stock to help ensure a share price high enough to satisfy the $1.00 per share minimum bid price requirement. Any inability of our Board to effect the reverse stock split could expose us to delisting from Nasdaq.

In addition, our financing alternatives will be limited by the lack of any available unissued and unreserved authorized shares of common stock, and stockholder value may be harmed by this limitation. As of October 31, 2022, we had 27,997,793 shares of common stock outstanding and 5,673,633 shares of common stock reserved for issuance or issuable upon exercise of outstanding warrants and equity awards. Accordingly, we had 6,324,574 shares of common stock available for issuance as of October 31, 2022, which is a small percentage and could limit our ability to raise funds in the future to the extent necessary. Moreover, our future success depends upon our ability to attract, retain and motivate highly-skilled employees. If the reverse stock split is not approved by our stockholders, the lack of any available unissued and unreserved authorized shares of common stock to provide future equity incentive opportunities could adversely impact our ability to achieve these goals.

Our PainShield Plus products have not been cleared or approved by the FDA, and we have suspended marketing the device until it has been formally approved by the FDA.

On May 26, 2022, we were notified by the FDA that we should discontinue any new marketing of our PainShield Plus products until we receive formal approval that the devices meet the predicate product category specifications. The Company is working with a qualified third-party laboratory to gain such approval. As a result, the Company has also delayed submitting its application for approval of our PainShield Relief product until this matter is resolved. There is no guarantee that the qualified third-party laboratory will be able re-engineer the product so that it meets the predicate product category specifications, or that we will ever be successful in obtaining FDA clearance or approval for the PainShield Plus and PainShield Relief products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Designation of the Series F Preferred Stock of the Company, dated September 14,2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2022).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

NANOVIBRONIX, INC.

Date: November 14, 2022	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: November 14, 2022	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

