Form 10-K
period 2022-12-31
NanoVibronix, Inc.
filed 2023-04-17
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of our common stock held by non-affiliates as of June 30, 2022, was approximately $17,539,360.

The number of shares outstanding of the registrant’s Common Stock as of April 17, 2023 was 1,662,377 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

PART I

ITEM 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K. The following is a summary of such risks:

●	Our history of losses and expectation of continued losses.
●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration (“FDA”) approval of our product candidates.
●	Regulatory actions that could adversely affect the price of or demand for our approved products.
●	Market acceptance of existing and new products.
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures and cyber-attacks.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	Risks related to our operations in Israel, including political, economic and military instability.
●	The price of our securities is volatile with limited trading volume
●	Our ability to comply with the continued listing requirements of the Nasdaq capital market.
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	Our ability to recruit and retain qualified regulatory and research and development personnel.
●	Unforeseen changes in healthcare reimbursement for any of our approved products.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.
●	Changes in our relationship with key collaborators.
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.
●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.
●	General economic conditions and market conditions in the medical device industry.
●	Future sales of large blocks of our common stock, which may adversely impact our stock price.
●	Depth of the trading market in our common stock.

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

Overview

We were organized as a Delaware corporation in October 2003. Through our wholly-owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on noninvasive biological response-activating devices that target biofilm prevention, pain therapy, and wound healing and can be administered at home, without the assistance of medical professionals. Our primary products, which are in various stages of clinical and market development, currently consist of:

●	UroShield™, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use, which has been marketed in the U.S. under FDA’s policy of enforcement discretion during the COVID-19 pandemic and is currently undergoing clinical testing that will, hopefully, support 510(k) clearance;

●	PainShield™, a patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Our PainShield family of products include:

●	PainShield™ MD, a single patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area.

●	PainShield™ Plus, a dual patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Similar to PainShield MD, it has a dual ultrasound delivery; and,

●	WoundShield™, a patch-based therapeutic ultrasound device intended to facilitate tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation.

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

PainShield™, MD is currently cleared for marketing in the United States by the U.S. Food and Drug Administration (“FDA”). In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of the UroShield device in the U.S. during the COVID-19 health emergency. While the permitted use is currently temporary, it does permit the import of the UroShield to the U.S. during the ongoing COVID-19 pandemic. Our understanding is that this permitted use will be terminated six months after the health emergency is officially ended. All three of our products have CE Mark approval in the European Union, and a certificate allowing us to sell PainShield and UroShield in Israel. We are able to sell PainShield and UroShield in India and Ecuador based on our CE Mark. We have consummated sales of PainShield and UroShield in the relevant markets, and we saw sales increase in 2021, but decline slightly in 2022. WoundShield has not generated significant revenue to date. Outside of the United States we generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield and UroShield require a prescription from a licensed healthcare practitioner. If FDA clearance is obtained, we anticipate that WoundShield will require a prescription from a licensed healthcare practitioner in the United States. As stated previously, UroShield has been approved through the FDA under Enforcement Discretion for the duration of the Covid-19 health emergency and is intended to be sold directly to health care facilities and individuals. Individuals will require a prescription but healthcare facilities will deploy based upon clinical need. However, in other countries in which we sell PainShield, UroShield, and WoundShield, such products are eligible for sale without a prescription.

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our UroShield and PainShield, products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, prior to January 2020, we only had reimbursement codes in the United States (i.e., CPT codes) for clinical use only. Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (“CMS”) approved our PainShield™ for reimbursement for Medicare beneficiaries on a national basis. However, the company continues to work toward a reimbursement value from CMS. We are working with qualified legal representation toward that goal. The company was denied reimbursement in September 2022 due to a lack of “life-cycle” testing. The company has engaged Carmel Labs in Israel to conduct this testing. We are approximately 85% of the way through this testing, with all devices working properly. In January 2023, we submitted another application to CMS with “life-cycle” testing pending. Along with our application, we submitted an interim report which was positive in nature. The latest CMS application will include both PainShield and UroShield products and supplies. With respect to UroShield, which may be used in a clinical and home setting, we do not currently have reimbursement codes in any of the markets in which we have regulatory authority to sell UroShield. We are seeking reimbursement codes for use of our products in the markets in which we have regulatory authority, including the United States, to sell such products. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes and there is no guarantee that we will be successful in obtaining such codes quickly, or at all. We have engaged a reimbursement expert, the law firm of Brown and Fortunato as regulatory counsel, to help facilitate our applications, potentially leading to reimbursement.

We have completed seven separate clinical studies with UroShield that together evaluated approximately 220 patients with urinary catheters. In patients where the UroShield product was used there were no serious adverse events reported, while a variety of clinical beneficial observations were seen including: catheter biofilm reduction, reduction in catheter associated pain, reduction in urinary tract infections, and a significant decrease in bacteriuria rates. We completed a double blind clinical trial for UroShield in the United States in October 2018. The results of the study, entitled “The Effect of Surface Acoustic Waves on Bacterial Load and Preventing Catheter-Associated Urinary Tract Infections (CAUTI) in Long Term Indwelling Catheters,” were published in the December 2018 issue of Medical & Surgical Urology, a peer-reviewed journal in the field of urology. In the study, 55 patients in skilled nursing facilities treated with long term indwelling catheters were evaluated. There was a significant difference between the treated group and the placebo group in the number of colony forming units (“CFU”) present upon evaluation, as well as on the number of treated urinary tract infections (“UTI”), and the effect lasted beyond the time of active treatment. The study concluded that the UroShield™ device was shown to be effective in significantly reducing the number of CFUs in patients with indwelling catheters. The study also concluded that the UroShield™ device was shown to be effective in reducing the number of treated UTIs in this patient population, and surface acoustic waves in the form of the UroShield™ device is an effective tool in the prevention of catheter-associated UTI and while further evaluation is encouraged, can be safely utilized with a high likelihood of success. In July 2017, we engaged Idonea Solutions, Inc., an FDA consultant, to assist in our efforts to obtain clearance under the FDA’s Enforcement Discretion, and obtain 510(k) clearance which is still ongoing. If we are successful, we intend to pursue obtaining reimbursement codes and to target completion of partnerships with leading catheter product companies and distributors for sales and marketing efforts in the United States. The Company has entered into recent distribution partnerships for UroShield in the U.K., Australia, and Malta.

We have one clinical study recently completed for our product UroShield. We announced positive interim results from an independent, real world patient study of UroShield at Southampton University Health Sciences in December 2021. The independent study, which was launched in the first half of 2021, was devised to evaluate how UroShield helps to reduce infection by preventing bacteria colonization and the buildup of biofilms on long-term indwelling urinary catheters in real world patients and to better understand the patient benefits and experiences of using UroShield. The study consists of both laboratory and patient studies and is nearing completion. At the conclusion of the study, Southern Health reported a significant reduction in catheter blockage and a positive effect on the microbiome. Full results of the study are expected to be published in 2023.

In addition, we continue to expand our clinical development and marketing efforts in North America with respect to PainShield. In February 2018, we completed a clinical trial to evaluate the effect of PainShield in patients with trigeminal neuralgia. The double blinded, crossover trial was conducted across the United States and included 59 patients with a diagnosis of unilateral trigeminal neuralgia. Among the 59 patients, 30 were in the active treatment group and 29 were in the control group. The values which were assessed included the Visual Analog Scale (“VAS”) pain score, both baseline prior to trial and VAS pain score at the end of the study. The study also assessed breakthrough medications per week at the start of the trial and breakthrough medications per week at the end of the trial, with a particular focus on the use of opioids. Breakthrough medications are used for chronic pain directly related to the pre-existing trigeminal neuralgia condition. There was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken, which was directly correlated to pain experienced during treatment. Specifically, the control group saw an improvement in baseline scores of 2.3% versus the treatment group, which saw a 55.2% improvement in baseline scores. Additionally, the control group saw a reduction in breakthrough pain medication of 1.5% versus the treatment group, which saw a 46.4% reduction in breakthrough pain medication.

We are currently in advanced negotiations with a major teaching medical university to conduct a study on UroShield, which is intended to satisfy the FDA requirements for traditional 510k clearance. We expect that study to commence in either the third or fourth quarter of 2023.

In 2019, the Company completed a study which was intended to assess the PainShield’s ability to effectively treat Lateral Epicondylitis (Tennis Elbow). This was a double blinded, randomized control trial. The study has been completed and we are contemplating submission to an appropriate journal. The interim results were reported as follows:

●	91% of the patients in the PainShield treatment group had complete or partial resolution of symptoms. Patients used PainShield in conjunction with over-the-counter medication, as needed, but without the benefit of opioid-based prescription medication.

We believe results of the Birmingham study could further reinforce that PainShield is safe, easy-to-use and highly effective in treating soft tissue pain. Patients in the study who wore our device reported marked reduction in pain and when combined with over-the-counter, anti-inflammatory medications, those same patients reported a complete resolution of symptoms within 10 days.

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

Recent Developments

On March 21, 2023 we announced that we filed a new provisional patent application with the United States Patent and Trademark Office (“USPTO”) entitled “Multiple Frequency Surface Acoustic Waves for Internal Medical Device” (the “Patent Application”) related to its UroShield. The Patent Application covers a recently developed enhancement to the UroShield product, UroShield “Ultra”, which incorporates improvements to the Company’s original UroShield. The next generation UroShield Ultra includes modified housing that is designed to improve catheter coupling and incorporates multiple actuators that work in sequence to discourage bacterial docking by delivering SAWs at multiple frequencies directly to indwelling catheters.

On March 15, 2023 we announced the positive evaluation results for our UroShield device, presented at a recent medical conference by clinicians from the Royal National Orthopaedic Hospital (“RNOH”). The report concluded that our UroShield device showed a decrease in the number of blockages and infections and an increase in catheter satisfaction in the patients studied. In addition, evaluators concluded that the device has the potential to improve quality of life and reduce healthcare associated costs for patients with spinal cord injuries who experience recurrent blockages or infections and who have complicated catheter issues.

In April 2022, we announced that UroShield was approved for sale by NHS Supply Chain through a new contract. This new contract with NHS Supply Chain provides a dedicated end-to-end supply chain service of our UroShield for every NHS healthcare organization. UroShield will be available to all patients who need the device with full clinical support, through the NHS supply chain. On September 23, 2022, UroShield was approved for sale by the NHS Supply Chain through a new contract. The new contract, which is designed to provide new innovative products for healthcare providers, begins in October 2022 and will merge with the existing Urology and Stoma framework contract in February 2024 with optional extension periods.

PainShield was granted a dedicated reimbursement code (K1004) by CMS in 2021, which was an initial step towards paving the way for many millions of beneficiaries enrolled in Medicare to have access to our product. In addition, CMS expanded its reimbursement approval of the company’s PainShield™ product by adding the device to its Durable Medical Equipment (DME) schedule. ricing was not established at that time, and our efforts to obtain favorable pricing resulted in a denial, pending further testing of the device’s life expectancy. Testing to gather life expectancy data began in October 2022, and we are preparing to demonstrate the life expectancy in the next few months. We are hopeful of a positive outcome that will allow us to secure pricing and remove the barriers for distribution to beneficiaries under Medicare.

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

On July 22, 2022, the Company filed a cross-motion seeking to vacate the arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, the Company averred in its motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis.

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the Award and denying the cross-motion.

On November 9, 2022, the Company filed a motion to re-argue and renew its cross-motion to vacate the arbitration decision based on newel information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew. The Company intends to file a notice of appeal with the Appellate Division, Second Department and to continue to vigorously pursue its opposition to the award in all appropriate fora. As of December 31, 2022, the Company accrued the amount of the award to Protrade amounting to $1,846,794 with $1,500,250 as part of “General and administrative expenses” and $346,544 as part of “Interest expense”, and the full amount included in “Other accounts payable and accrued expenses”.

Business Model

All of our products consist of a reusable controller device and a disposable component, which includes a transducer, and in the case of PainShield, a 30 day supply of adhering patches. The controllers have a life expectancy of three years, while the UroShield disposable transducer has a life expectancy of up to a month and must be replaced to provide the intended therapy. The components are purchased by either the distributor or end user for use in any of the intended applications. Once the controller is purchased by the end user, recurring revenue will be realized by purchases of replacement disposables to the extent that the end user continues treatment with our product.

Our products are intended to be distributed directly by the company, independent distributors, and potential licensees. Distributor cost is discounted to account for their intended margins, based upon purchase volumes and/or periodic purchase commitments, with the disposable transducer sold and distributed in the same fashion. We currently have an established distributor network and are implementing certain criteria within such network to ensure the appropriate assignment of a distributor or licensee. We are in the process of adding additional distributors to our network, and continue our efforts to identify market leaders in various segments to private label both PainShield and UroShield.

We also have a direct sales component, where we sell directly to consumers, in order to satisfy customer demand generated through on-line advertising and social media. We have seen an increase in demand as a direct result of an expanded social media and on-line advertising presence.

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

Our proprietary PainShield technology consists of a small, thin (1 millimeter) transducer that is capable of transmitting ultrasonic acoustic waves onto treatment surfaces with a radius of up to 10 centimeters beyond the transducer. This technology allows us to treat pain by implanting our transducers into a small, portable self-adhering acoustic patch, thereby eliminating the need for technicians and medical personnel to manually administer ultrasound therapy, which should reduce the cost of therapy. Moreover, we believe that, based upon the body of evidence, the delivery of ultrasound through our portable devices may provide a competitive advantage over other existing therapies marketed for similar intended use(s) (e.g., to treat pain associated with muscle, tendon, and contractures), as our technology is positioned to directly target the affected areas of the body within the scope of the applicable FDA clearance.

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products may be preferable in certain instances because they are portable, without the requirement to be plugged into an outlet and they have a frequency of 100kHz (in contrast to other devices, which have a frequency of closer to 1MHz and above), which means our products, when functioning as intended and in accordance with applicable design specifications, should not produce excessive heat that can damage tissue. Our products can therefore (i) be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, (ii) be applied for a significantly longer period without the risk of tissue damage and (iii) do not require the use of gel. We are also aware of one product, the SAM® Sport family of products, which received FDA approval and has CE Mark approval, marketed by ZetrOZ, Inc., that we understand may eliminate certain of these requirements and limitations, namely the requirement to be plugged in, the need for movement around the treated area and the relatively short safe treatment period. However, we understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that under the transducer, that the use of transmission gel is still required, and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the FDA has issued contraindications which do not apply to the PainShield product.

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

In general, ultrasound offers the benefits by increasing local blood circulation, increasing vascular wall permeability, promoting protein secretion, promoting enzymatic reactions, accelerating nitric oxide production, promoting angiogenesis (the formation of new blood vessels from pre-existing vessels) and promoting fibroblast proliferation (fibroblasts are a type of cell that play a critical role in soft tissue healing). We believe that the body of evidence, and the positive therapeutic effect that ultrasound has for various indications, potentially provides for future product development opportunities for us.

Traditional ultrasound device and our portable ultrasound patch-based device and a comparison of their energy distribution, where the X-axis represents treatment surface, and the Y-axis represents ultrasound energy penetration depth within tissue.

The PainShield Plus was introduced in March 2022. The new product design provides the same therapy as PainShield MD, but through two transducers which alternate in its duty cycle. This dual transducer design provides for a broader treatment are with three hours of therapy.

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

Micro Vibrations Technology and Our Products

In a 2007 study, mean blood flow increase was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., “The effect of multidirectional mechanical vibration on peripheral circulation of humans”, University of Otago New Zealand, Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood for a minimum of 10 minutes following treatment (Lohman et al., “The effect of whole body vibration on lower extremity skin blood flow in normal subjects”, Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., “Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans”, J Appl Physiol, 2007, 103:474-483, Yue Z. et al., “On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis”, Studies Appl Math, 2007, 119:95-109).

Relative to soft tissue repair, it is well established that increasing blood flow to the wound and peri-wound area helps accelerate the healing of ischemic wounds. Micro-vibrations applied on the skin tissue increase local blood flow and oxygen delivery to the wound area and stimulate angiogenesis and growth factors that are helpful for the wound healing process. Vibration therapy has been found to stimulate blood flow due to mechanical stresses of endothelial cells resulting in increased production of nitric oxide and vasodilation, as well as increase soft tissue and skin circulation. (Maloney-Hinds et al., “The Role of Nitric Oxide in Skin Blood Flow Increases due to vibration in healthy adults and adults with type 2 diabetes,” School of Medicine, Loma Linda University. Ca. Diabetes Technology & Therapeutics, 2009 p. 39-43). In addition, micro vibrations induce skin surface nerve axon reflex and type IIa muscle fibers contraction rates, resulting in vasodilation (Nakagami et al., “Effect of vibration on skin blood flow in an in vivo microcirculatory model”, The University of Tokyo, Bio-Science Trends 2007; 1 (3): 161-166). Ten minutes of vibration therapy with laser doppler revealed a consistent increase in water content of the upper dermis (TJ Ryan et al., “The effect of mechanical forces (vibration or external compression) on the dermal water content of the upper dermis and epidermis, assessed by high frequency ultrasound”, Oxford Wound Healing Institute, Journal of Tissue Viability, 2001. Of import with respect to diabetic wounds, in which a prolonged inflammatory phase occurs, vibration vasodilation has generated an indirect anti-inflammatory action, mainly by suppression of nuclear factor-kβ, the key gene for inflammatory mediators (Sackner, M.A., “Nitric Oxide is released into circulation with whole-body, periodic acceleration”, Chest 2005;127;30-39).

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

Our Products

Product Design, Packaging, Identity

All products were redesigned in the fourth quarter 2019, with an updated look and improved performance. These new designs were coupled with new branding, packaging, instructional manuals, and marketing materials. Beginning in the fourth quarter of 2019, our manufacturing in China, Singapore, and Israel have commenced producing the redesigned products for distribution and delivered their first completed units in April 2020.

UroShield

UroShield is intended to prevent bacterial colonization and biofilm formation, increase antibiotic efficacy in the catheter lumen and decrease pain and discomfort associated with urinary catheter use. It is designed to be used with any type of indwelling urinary catheter regardless of the material or coating. Use of the device is contraindicated for use while there is an active Urinary Tract Infection. We believe that UroShield may be the first medical device on the market that attempts to simultaneously address all of the aforementioned catheter-related issues. UroShield is similar in design to PainShield, in that it uses a driver unit that produces low frequency, low intensity ultrasound. The driver unit connects to a disposable transducer that is clipped onto the external portion of the catheter to deliver ultrasound therapy to all catheter surfaces as well as the tissue surrounding the catheter.

Picture of UroShield with actuator

Clinical studies of the UroShield system have supported the following advantageous effects:

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

In September 2022, UroShield was approved for sale by the U.K.’s National Health System’s (NHS) internal supply organization, NHS Supply Chain, through a new contract.

This new contract with NHS Supply Chain provides dedicated end-to-end supply chain service of our UroShield for every NHS healthcare organization. UroShield will be available to all patients who the need the device with full clinical support, through the NHS supply chain. It represents a significant opportunity for us to expand distribution of UroShield as it will now be made available to all clinicians and their patients through the NHS organization’s own supply channel. NHS Supply Chain manages the sourcing, delivery and supply of healthcare products and services for NHS trusts and healthcare organizations across England and Wales. The organization processes more than eight million orders per year across 94,000 order points and 17,465 locations serving as an integral part of the national healthcare system in the U.K. We are ramping up production to meet an increase in demand that we anticipate as a result of this exciting development.

The new contract, which is designed to provide new innovative products for healthcare providers, begins in October 2022 and will merge with the existing Urology and Stoma framework contract in February 2024 with optional extension periods.

Under the contract, NHS Supply Chain describes UroShield as a disposable ultrasound device designed to reduce the risk of catheter-associated urinary tract infection (CAUTI) by reducing bacterial colonization and biofilm formation on indwelling urinary catheters. This ultimately translates into improved outcomes for patients and care provides, reduces the need for antibiotics, catheter changes and washouts and incidence of hospital visits, thereby reducing nursing time, bed days and ambulance transfers.

On March 1, 2023 the Company launched its month-to-month rental program for UroShield.

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

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. However, in the United States, we do not have the requisite regulatory authorization to market UroShield for such use, as we have not yet obtained FDA clearance or approval for UroShield, and the FDA’s temporary, COVID-19-related policy of Enforcement Discretion under which we have been marketing UroShield since September 2020 expressly excludes use with a coated catheter. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications. While UroShield was temporarily authorized for use in the United States per FDA’s Enforcement Discretion during the COVID-19 health emergency, the public health emergency has since-been terminated, and the applicable FDA policy under which we have been marketing UroShield will similarly terminate before the end of 2023. In particular, recent FDA guidance confirmed that its medical-device enforcement policies issued during the COVID-19 pandemic will officially expire on November 7, 2023. The guidance outlines a three-phase plan for ensuring that any devices marketed under a specifically listed enforcement policy will be able to be marketed lawfully after the termination of those enforcement policies. During the 180-day period between the termination of the public health emergency and the expiration of FDA’s relevant enforcement policies, manufacturers, like us, who desire to continue marketing their respective devices must submit an appropriate premarket submission, such as a 510(k) application or de novo reclassification request, and bring the device into compliance with applicable FDA regulations. If we do not obtain permanent clearance from the FDA by November 7, 2023, we will have to discontinue distribution of UroShield in the United States until the necessary FDA clearance or approval is granted. We cannot guarantee that FDA will clear or approve UroShield for continued marketing in the United States in a timely manner or at all.

Regulatory Strategy

UroShield received CE Mark approval in September 2007 and was also approved for sale by the Israeli Ministry of Health in 2008. We are able to sell UroShield in India and Ecuador based on our CE Mark. UroShield was granted a Canadian medical device license in September 2016, although, due to a modification of regulatory standards in Canada, we have lost our Canadian license. We are working toward reinstatement of our Canadian license. To that extent, we passed an audit in or around October 2022.

In the European Union, UroShield has been marketed for the prevention of CAUTI and biofilm formation, decreased pain and discomfort associated with urinary catheters and increased antibiotic efficacy.

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

Accordingly, the FDA’s Enforcement Discretion temporarily cleared the way for import of UroShield to the U.S. during the Covid-19 pandemic, immensely expanding the company’s addressable market for the device during this time period, which will officially end in November 2023. The device is designed to aid in the prevention of CAUTI incidence in patients requiring long-term indwelling catheterization, defined as 14 days or greater.

After reviewing the body of scientific evidence that we presented, the FDA took decisive action to clear the way for patient access to UroShield for the duration of the Covid-19 pandemic. We believe the evidence presented to the FDA on UroShield demonstrated decreases in the risk of catheter-associated urinary tract infections and related complications in patients using UroShield who required long-term indwelling catheterization.

We intend to seek long-term marketing authorization from the FDA through the de novo classification process for UroShield, which is a premarket pathway intended for devices that cannot pursue 510(k) clearance because there is no substantially equivalent predicate device but which the applicant believes are sufficiently low-risk that they need not undergo the rigorous premarket approval pathway to be deemed safe and effective for the applicable indications for use. We are currently seeking advice from the FDA prior to submission. We also intend to seek advice and validation of supporting studies we intend to undertake in advance of a De Novo application.

The FDA has made it clear that we will need to generate more clinical study data in order to achieve) de novo reclassification. Our intent is to conduct a community based PRO study (Patient Reported Outcomes) measuring the impact UroShield will have on prevention of CAUTI, Prevention of Blockage, and prevention of Pain. We currently are in the early stages of putting together a team and plan to start this process.

Studies completed to assess the safety of UroShield for human use:

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

Sales and Marketing

Since the FDA exercised its Enforcement Discretion to allow the distribution of the UroShield device in the United States, we have been actively seeking partnerships for marketing our product in the United States. We believe the business opportunity for UroShield is in the hundreds of millions in U.S. dollars to the extent that UroShield obtains permanent marketing authorization from the FDA, is recognized as effective and becomes widely adopted for use on catheters, none of which can be guaranteed. To that end, we are seeking a strategic partnership with various companies which have an existing “footprint” in the Urology market. Those discussions and negotiations are ongoing at this time. We have appointed distributors for UroShield in the United Kingdom. Malta, and Australia. We recently appointed the Benion group to identify distributor opportunities outside of the United States.

We announced in December 2022 that we have appointed a new distributor in the United Kingdom. The newly appointed distributor is Peak Medical.

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

Purpose	Doctor/Location	Time, subjects	Objectives	Results
UroShield Randomized Control trial	5 different nursing facilities	2017 - 2018 51 subjects	51 subjects were evaluated with 26 in the active/treatment group and 25 in the control group. All patients had been treated for at least one incident of a catheter-acquired urinary tract infection (CAUTI) requiring antibiotics in the preceding 6 months prior to trial initiation.	At the 90-day evaluation, 13 of 25 subjects (52%) in the control group developed a CAUTI requiring systemic antibiotics while only 1 of 26 patients (4%) in the UroShield™ group required antibiotic. All study subjects had an initial colony count of greater than 100,000 CFU cultured from their urinary tract. At thirty days, all subjects within the control group showed no change in the number of their bacteria count which was greater than 100,000 CFU, while those in the treatment group showed a reduction to 10,000 CFU in 15 of 26 subjects and only 1,000 CFU in 10 of 26 subjects, proving a decrease in both bacterial colonization and the incidence of Urinary Tract Infection.

Recently Completed, Current, Ongoing and Planned Clinical Trial

If we are able to locate a strategic partner or otherwise obtain sufficient funding, we anticipate conducting the following clinical trial:

Trial	Place	Start Date/Timing	Objectives
UroShield FDA Administration trial ~300 patient trial	To be determined	To be determined Intended to begin in 2023

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

We believe the existing ultrasound therapy devices being used for pain reduction are primarily large devices used exclusively by clinicians in medical settings. PainShield is able to deliver ultrasound therapy without being located in a health care facility or clinic because it is portable, due to it being lightweight and battery operated. Because it is patch based and easy to apply, PainShield does not require medical personnel to apply ultrasound therapy to the patient. Some patient benefits reported in prior studies included ease of application and use, relatively quick recovery time, high patient compliance, and potentially increased safety and efficacy over certain other devices that rely on higher-frequency ultrasound (Adahan M, et al, “A Sound Solution to Tendonitis: Healing Tendon Tears With a Novel Low-Intensity, Low-Frequency Surface Acoustic Ultrasound Patch,” American Academy of Physical Medicine and Rehabilitation Vol. 2, 685-687, July 2010). PainShield can be used by patients at home or work or in a clinical setting and can be used even while the patient is sleeping. Its range of applications includes acute and chronic pain reduction and anti-inflammatory treatment.

Picture of PainShield with Patch

In other countries outside the United States where the product is approved for such use, PainShield is used to treat tendon disease and trigeminal neuralgia (a chronic pain condition that affects the trigeminal or 5th cranial nerve, one of the most widely distributed nerves in the head); previously, the therapeutic options for these disorders have been very limited. In the United States, PainShield is only cleared to treat pain, muscle spasms, and joint contractures associated with or caused by various conditions or diseases. It has also been used to treat pelvic and abdominal pain. To date, to the best of our knowledge, the primary treatment options for several of these conditions are pain medication and surgery. Several additional causes of pain, and the treatment of that pain with the PainShield product, can be explored through clinical trials.

On March 1, 2023 the Company launched its month-to-month rental program for Painshield.

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

The currently available ultrasound treatments for chronic pain have generally been accepted by the medical community as standard treatment for pain management. However, the traditional ultrasound treatments, such as those manufactured or distributed by Mettler Electronics Corp, Metron USA and Zimmer MedizinSysteme, are stationary devices found only in clinics and other health care facilities that need to be administered to patients by health care professionals. We are aware of three companies that market smaller ultrasound devices capable of certain self-administered use for the treatment of pain: Koalaty Products, Inc., Sun-Rain System Corp. and PhysioTEC. These devices generally function in the same manner, at the same frequency and with the same administration and safety requirements and limitations as traditional, larger ultrasound devices. We are also aware of one product, the SAM® Sport4, which has recently received FDA approval and also has CE Mark approval, marketed by ZetrOZ, Inc., that we understand may eliminate certain of these requirements and limitations, namely the requirement to be plugged in, the need for movement around the treated area and the relatively short safe treatment period. However, we understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that under the transducer, that the use of transmission gel is still required, and that the transducer thickness is significantly greater than ours (approximately 1.5cm). It is also our understanding that the FDA has issued contraindications which do not apply to the PainShield product. In addition, there are other patch-based methods of pain treatment, such as TENS therapy. TENS therapy may be painful and irritating for the patient due to the muscle contractions resulting from the electrical pulses. PainShield combines the efficacy of ultrasound treatment for pain with the ease of use and portability of a patch-based system. PainShield also may be self-administered by the patient, including while the patient is sleeping. However, if we are unable to obtain widespread insurance coverage and reimbursement for PainShield, its acceptance as a pain management treatment would likely be hindered, as patients may be reluctant to pay for the product out-of-pocket.

CMS has approved PainShield for reimbursement for Medicare beneficiaries on a national basis effective January 2020, we are currently awaiting reimbursement values to be determined. We will be notified in May 2023. A positive determination would become effective on October 1st, 2023. If we are denied, the appeal process would begin in June 2023.

Our marketing efforts continue to expand in the Direct to Consumer, Veterans Administration facilities, and Workers’ Compensation market. Relative to the VA market, we are currently represented by Applied Medical and Delta Medical. Delta Medical is a Service Disabled Veteran Organization Small Business (SDVOSB). PainShield is approaching the Workers’ Compensation market through various sales agents and on a direct basis. Additionally, on March 1st, 2023, we established a rental program for Direct to Consumer marketing for patients without health insurance coverage.

Regulatory Strategy

PainShield received 510(k) clearance from the FDA in August 2008 as an ultrasonic diathermy device intended to apply ultrasonic energy to generate deep heat within body tissues for the treatment of selected medical conditions, such as relief of pain, muscle spasms, and joint contractures. PainShield received CE Mark approval in July 2008 and was also approved for sale by the Israeli Ministry of Health in 2010. We are able to sell PainShield in India and Ecuador based on our CE Mark.

In the United States, a prescription from a licensed healthcare practitioner is required for the use of PainShield.

Recently, we announced our intention to pursue marketing authorization for a non-prescription version of PainShield MD, which we refer to as PainShield Relief. The PainShield Relief is intended to be an Over-The Counter (OTC) product, not requiring a prescription from a medical professional. We believe that such reclassification, if approved by the FDA, will open up mass market opportunities which are currently not available to us due to the prescription requirement. However, there is no assurance that we will be able to remove the prescription requirement for the use of PainShield Relief or that, even if we accomplish such reclassification and the use of PainShield Relief no longer requires a prescription, PainShield Relief will be successful commercially in the mass market or we will be able to generate significant revenues from the mass market opportunities, if any.

In order to prove to the FDA that the requirement for a physician prescription is not necessary to ensure safe and effective use of the product, proof of safety and consumer “usability” need to be established. We engaged User-View, Inc to facilitate our Usability study and received the favorable results we expected. The product packaging and all instruction documents have been modified in an effort to meet OTC standards. We also engaged an outside laboratory to perform acoustic testing on all PainShield products. We previously anticipated submission of a 510(k) for PainShield Relief to the FDA, for OTC use as a class 1 device, in early April 2022, but we are reconsidering our target timeline for such submission and whether any additional data or action steps are needed including potentially redesigning the product in appearance and functionality.

The PainShield Plus, is a dual applicator device, which will also be submitted for specific clearance from the FDA. Submission for PainShield Plus was made in late February 2022. We received FDA clearance in November 2023.

In the United States, PainShield falls under the diathermy classification for the treatment of pain for initial reimbursement purposes. The permitted reimbursement codes can be used in the outpatient supervised medical setting. We continue to work with the Centers for Medicare and Medicaid Services and private insurers so that reimbursement can be extended to cover the administration of PainShield outside of health care facilities and clinics. We have engaged outside legal counsel to assist with all aspects of reimbursement and FDA regulatory actions. In addition, we intend to conduct clinical trials in order to pursue FDA authorization to market PainShield for a larger range of indications. The targeted reimbursement would be based upon specific indications, where study data serves as justification for payment.

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

We have identified a unique application for PainShield in applicable foreign jurisdictions where such application is authorized, which is the treatment of a severe facial nerve pain called Trigeminal Neuralgia, otherwise known as tic douloureux. The FDA lists facial application as a contraindication and has not cleared or approved PainShield for such use in the United States. We are considering pursuing FDA approval of the PainShield for Trigeminal Neuralgia, which will likely require additional data and clinical investigation to support an application for premarket approval (“PMA”) for this indication, if such PMA is required by FDA. Two studies were performed in Israel, “a randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigeminal neuralgia pain”, and “A sound solution for Trigeminal Neuralgia”. Two trials which enrolled a total of 16 and 15 patients respectively, both conducted at the Sheba Medical Center in Israel, concluded that this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease. One of the studies showed a reduction in pain among 73% of the participants. We believe this to be an ideal market to address with the PainShield. With few existing treatment alternatives, we believe the PainShield could prove to be a practical and safe alternative. A broader RCT, targeting 60 patients suffering from unilateral trigeminal neuralgia, was also completed. The article was published on January 22, 2019, in the Journal of Anesthesiology and Pain Research, under the title “The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia”. We cannot predict the success of any future trials, nor can we guarantee that FDA will grant approval for such use.

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

Market for Wound-Healing Devices

The global wound care device market totaled approximately $20.8 billion in 2022 and it is expected to grow to $27.2 billion by 2027 at a CAGR of 65.4% during 2022-2027 (as reported by Markets and Markets in June 2022). According to the Global Report on Diabetes produced by the World Health Organization (“WHO”) in 2016, globally, an estimated 422 million adults were living with diabetes in 2014, compared to 108 million in 1980. According to a report entitled “Advances in Wound Closure Technology” by Frost and Sullivan (2005), foot complexities are the most frequent causes for patients with diabetes to get hospitalized, with complications usually starting with the formation of skin ulcers. In addition, according to the American Burn Association, approximately 486,000 patients received medical treatment annually for burn injuries in 2016 in the United States. There are also policy-based factors that may increase the size of the wound care market. We anticipate that reimbursement decisions with respect to hospital acquired wounds may create a large market opportunity for wound care products, including WoundShield. Furthermore, in 2009, the Centers for Medicare and Medicaid Services announced that they would stop reimbursements for treatment of certain complications that they believed were preventable with proper care. One such complication was surgical site infections after certain elective procedures, including some orthopedic surgeries and bariatric surgery. We believe that such developments incentivize medical care providers to invest in reducing the risk of infection through the use of wound care products, including WoundShield.

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

While we believe that WoundShield is well positioned to capture a share of the wound care market, WoundShield may be unable to achieve its anticipated place in the wound care market due to a number of factors, including, but not limited to, an inability to obtain the approval of the FDA , for which it is indicated and its failure to be adopted by health care practitioners and facilities or patients because of its status as a new product in a market that relies on patient-focused initiative to treat wounds.

Regulatory Strategy

For a general discussion of the FDA approval process with respect to our products, and regulation of our products in general, see “– Government Regulation” below.

Our general regulatory strategy for WoundShield has been to allow our licensee to pursue FDA clearance. To date, SanuwaveHealth, Inc. has not met their contracted milestones to retain the license for WoundShield.

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

Third Party Reimbursement

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, among others. These third -party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third-party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third -party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been approved or cleared by the FDA for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third -party payers.

Over-the-counter products, such as the anticipated PainShield Relief product that we are developing, if ultimately cleared for marketing by the FDA, are generally not reimbursed by any third-party payers.

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

UroShield. If cleared or approved by the FDA for the U.S. market, we expect these products to be used in inpatient settings and therefore reimbursed under the Diagnosis Related Group (DRG) or per diem reimbursement system. In addition, in an outpatient or home setting, we anticipate that these products will initially be purchased privately until a reimbursement code is obtained. However, we believe that if we can empirically demonstrate UroShield’s efficacy in preventing recurrent hospitals admission in chronic Foley catheter patients and reducing overall per-patient cost, third party payers may accelerate the reimbursement approval process since the device could reduce their overall per-patient cost. We believe the natural progression of the adoption of this technology will allow for use in the home setting. We intend to pursue reimbursement in the Medicare Part B code to support the use for long term catheter use and infection prevention in the home.

PainShield. Effective as of January 2020, CMS approval for Medicare reimbursement was added through code K1004. The value of the reimbursement has not yet been confirmed. We continue to work toward a favorable reimbursement with outside legal counsel and reimbursement consultants. The most recent application for reimbursement from CMS/Medicare was submitted on January 3rd, 2023. A determination should be provided in or around May 2023.

WoundShield. We believe that the initial usage of these products, if approved or cleared by the FDA, will be in the hospital setting. Reimbursement in the hospital setting is typically governed by the DRG system, which is a prospective payment methodology that assigns a predetermined, fixed amount based on the patient’s diagnoses. Sanuwave Health Inc., as the licensee of this technology, is responsible to apply for such reimbursement, but has not yet done so.

New Product Under Development

Renooskin

In 2016, we started developing a device candidate for the facial rejuvenation market called Renooskin. Previous in vitro studies on human skin were done showing that the SAW technology provided skin rejuvenation comparable to Retinol A which is a well-accepted anti-aging cream. We have developed a head band like applicator for the PainShield SAW treatment and are in the process of arranging for a pilot trial with a cosmetic dermatologist and/or plastic surgeon. We believe that, subject to proof of efficacy of the Renooskin and receiving regulatory approval, neither of which are guaranteed, the device candidate could potentially be sold in a non-reimbursement market since cosmetic devices are private pay. We are still considering several paths towards commercialization.

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

Patents

We seek patent protection for our inventions not only to differentiate our products and technologies, but also to develop opportunities for licensing and securing our rights to profits therefrom. With the aim of optimizing commercial and regulatory success, our proprietary technology and innovative applications thereof are protected by a variety of patent claims. We believe that our granted patents and pending applications collectively protect our technology, both in terms of our existing products, as well as our anticipated pipeline of new offerings.

Our patent portfolio includes at least the following issued patents, as well as a number of corresponding foreign patents in relevant jurisdictions: (1) U.S. Patent No. 7,393,501 to “Method, Apparatus and System for Treating Biofilms Associated With Catheters” (expiring on December 19, 2023); (2) U.S. Patent No. 7,829,029 to “Acoustic Add-On Device for Biofilm Prevention in Urinary Catheter” (expiring on October 27, 2025); (3) U.S. Patent No. 9,028,748 to “System and Method for Surface Acoustic Wave Treatment of Medical Devices” (expiring on July 11, 2030); and (4) U.S. Patent No. 9,585,977 directed to “System and Method for Surface Acoustic Waves Treatment of Skin” (expiring on August 20, 2033). These patents cover a wide range of embodiments and applications of our proprietary surface acoustic wave (SAW) technology, including our commercialized PAINSHIELD®, PAINSHIELD PLUSTM, WOUNDSHIELD® and UROSHIELD® devices. Specifically, the patents provide for methods of generating SAW on surfaces of indwelling medical devices and to topical and urological applications therefor, for alleviating pain and for wound healing, and for preventing formation of bacterial biofilms on catheters.

In addition to the above patents, our pending patent applications and new filings are representative of our ongoing efforts to broaden our portfolio as we continue to develop new applications for our ultrasound technology. Pending patent applications related to UROSHIELD® devices are directed to Multiple Frequency Surface Acoustic Waves for Internal Medical Device and System, Device, and Method for Mitigating Bacterial Biofilms Associated with Indwelling Medical Devices. Ths new patent applications cover the next generation of UROSHIELD® devices operating at multiple frequencies and devices which are compatible in portable and wireless systems.

Pending patent applications related to PAINSHIELD®, PAINSHIELD PLUSTM, WOUNDSHIELD® devices are directed to Transdermal Patch of a Portable Ultrasound-Generating System for Improved Delivery of Therapeutic Agents and Associated Methods of Treatment; Portable Ultrasound System and Methods of Treating Facial Skin by Application of Surface Acoustic Waves and Improved Injection Needle Assembly.

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

We intend to further grow our patent portfolio by continuing to patent new technology as it is developed, to defend intellectual property as we believe necessary by actively pursuing any infringements, to pursue commercial opportunities our patents provide for our innovations, and to continue to develop our brands and trademarks.

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

Government Regulation

U.S. Food and Drug Administration Regulation

Each of our products must be approved, cleared by, or registered with the U.S. Food and Drug Administration (“FDA”) before they can be marketed in the United States, and they can only be marketed consistently with their respective approved or cleared indication(s) of use. Before and after approval or clearance in the United States, our products, approved or cleared products and product candidates, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. The FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, distribution and market withdrawal and recalls of medical devices and pharmaceutical products. PainShield MD and PainShield MD Plus have each already obtained 510(k) marketing clearance by the FDA. We are in the process of conducting clinical and non-clinical testing to support a submission for FDA clearance for PainShield Relief as an over-the-counter drug.

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of the UroShield device in the United States. According to the FDA, “UroShield® device can use Intended Use Code (IUC) 081.006: Enforcement Discretion per final guidance, and FDA product code QMK (extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic)”. Accordingly, the FDA’s Enforcement Discretion temporarily cleared the way for import of UroShield to the U.S. for limited use during the Covid-19 pandemic. The public health emergency has since-been terminated in the U.S., and the FDA, accordingly, issued guidance confirming that devices marketed under Enforcement Discretion must be cleared or approved by November 2023 to remain on the market. The fact that FDA authorized UroShield’s use under the COVID-19 Enforcement Discretion does not ensure that UroShield will be granted marketing approval or clearance under any of the traditional pathways.

FDA Approval or Clearance of Medical Devices

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls FDA determines are necessary to reasonably ensure their safety and efficacy:

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

WoundShield and PainShield are classified as Class II medical devices and require U.S. Food and Drug Administration authorization prior to marketing, by means of 510(k) clearance. Due to its nature and the lack of existing predicate devices on the market, UroShield is automatically classified as a Class III device for which a PMA is required, unless our request for de novo reclassification is successful, in which case, it will be classified as a Class II device and subject to the same postmarket framework as 510(k)-cleared devices.

To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed medical device (referred to as a “predicate device”). A finding of substantial equivalence requires that the proposed new device (i), has the same intended use as a predicate device; (ii) has the same or similar technological characteristics as the predicate device; (iii) is as safe and effective as the predicate device; and (iv) does not raise different questions of safety and effectiveness than the predicate device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. The typical duration to receive 510(k) approval is approximately nine months from the date of the initial 510(k) submission, although there is no guarantee that the timing will not be longer.

The FDA may require us to perform clinical studies to show a product candidate’s safety and efficacy in addition to technological equivalence in support of our filed 510(k). No matter which regulatory pathway we may take in the future towards marketing products in the United States, we believe we will be required to provide clinical proof of device effectiveness and safety.

After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance or, if the device would no longer be substantially equivalent, would require a PMA. If the FDA determines that the product does not qualify for 510(k) clearance, then a company must submit and the FDA must approve a PMA before marketing can begin. An alternative to a new 510(k) submission is a “letter to File”, citing substantial equivalence to a product which has been granted 510(k) clearance.

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive nonclinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, a FDA advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. The FDA is not bound by the advisory panel decision. While the FDA often follows the panel’s recommendation, there have been instances where the FDA has not. If the FDA finds the information satisfactory, it will approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The typical duration to receive PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

As stated above, we anticipate that we will seek FDA authorization to market our UroShield product via the de novo reclassification process. Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they ultimately pose to patients and/or users. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II based on a benefit-risk analysis demonstrating the device actually presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012, or FDASIA, a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low-to-moderate risk or that general controls would be inadequate to control the risks and special controls cannot be developed. De novo reclassification requests are also subject to user fees, unless a specific exemption applies. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices.

Clinical Trials of Medical Devices

Clinical trials are almost always required to support a PMA application and are sometimes required for a de novo classification request or 510(k) pre-market notification. In order to conduct a clinical investigation involving human subjects for the purpose of demonstrating the safety and effectiveness of a medical device, an investigator acting on behalf of the company must, among other things, apply for and obtain IRB approval of the proposed investigation. In addition, if the clinical study involves a “significant risk” (as defined by the FDA) to human health, the company sponsoring the investigation must also submit and obtain FDA approval of an IDE. An IDE must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of study participants, unless the product is deemed a non-significant risk device and eligible for abbreviated IDE requirements. Generally, clinical trials for a significant risk device may begin once the IDE is approved by the FDA and the study protocol and informed consent are approved by a duly-appointed IRB at each clinical trial site.

FDA’s IDE regulations govern investigational device labeling, prohibit promotion, and specify an array of GCP requirements, which include, among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	the FDA quality systems regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

●	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling;

●	if applicable, the Electronic Product Regulations found in 21 CFR parts 1000-1050, which provide additional requirements applicable to electronic products, including records and reporting requirements; and

●	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

Under the FDA medical device reporting (“MDR”) regulations, medical device manufacturers are required to report to the FDA information that a device has or may have caused or contributed to a death or serious injury or has malfunctioned in a way that would likely cause or contribute to death or serious injury if the malfunction of the device or a similar device of such manufacturer were to recur. The decision to file an MDR involves a judgment by the manufacturer. If the FDA disagrees with the manufacturer’s determination, the FDA can take enforcement action.

Additionally, the FDA has the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture. The authority to require a recall must be based on an FDA finding that there is reasonable probability that the device would cause serious adverse health consequences or death. Manufacturers may, under their own initiative, recall a product if any distributed devices fail to meet established specifications, are otherwise misbranded or adulterated, or if any other material deficiency is found. The FDA requires that certain classifications of recalls be reported to the FDA within ten working days after the recall is initiated.

The failure to comply with applicable device regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●warning letters, fines, injunctions, or civil penalties;

●recalls, detentions or seizures of products;

●operating restrictions;

●delays in the introduction of products into the market;

●total or partial suspension of production;

●delay or refusal of the FDA or other regulators to grant 510(k) clearance or PMA approvals of new products;

●withdrawals of marketing authorization; or

●in the most serious cases, criminal prosecution.

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of subcontractors and third-party component suppliers

Good Manufacturing Practices Requirements

As noted above, manufacturers of medical devices are required to comply with the good manufacturing practices set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act as further set forth in the Code of Federal Regulations as 21 CFR Part 820. Current good manufacturing practices (“CGMP”) regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must meet current good manufacturing practices requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by the FDA and other authorities to assess compliance with applicable regulations. Failure to comply with or to promptly comply with statutory and regulatory requirements subjects a manufacturer, and possibly us, to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product recall. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

International Regulation

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from UFDA requirements.

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

U.S. Fraud and Abuse and Other Health Care Laws

In the United States, federal and state fraud and abuse laws prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of health care products and services. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other health care laws and regulations may apply, such as transparency and reporting requirements, and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state health care programs. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other potential purchasers of such products. The health care laws that may be applicable to our business or operations include:

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

Manufacturing and Suppliers

In December 2018, we announced we appointed Quasar Engineering Ltd, as contract manufacturer for the PainShield®, UroShield® and WoundShield®, as well as other devices. Following our agreement with Sanuwave, Quasar is no longer the manufacturer of the WoundShield®. Quasar is a medical device manufacturer, located in China, with over 30 years of experience, serving major brands worldwide, with complex catheters, disposables, and FDA regulated assemblies. Starting in the fourth quarter of 2019, we started using Quasar to manufacture all of our newly redesigned products. Quasar temporarily shut down for sixty days in early 2020, due to the COVID-19 outbreak which lead to a significant delay in the production of goods needed to fulfill our sales orders, and became fully operational in April 2020. Presently, we are no longer experiencing delays in the production of our products.

Quasar added a new manufacturing facility in Singapore late in the third quarter of 2022. Our product manufacturing moved to this plant for final production and packaging.

We order certain component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers for these components are B Star, Inc, Plastic One, We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

Customers

We currently sell our products both directly, through our website, and indirectly via distribution agreements, with approximately 99% of our sales coming through distributors and Sales Agents in 2022. We expect that percentage to decline as we enter into additional sales agent agreements We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, India, Canada and Asia. For the year ended December 31, 2022, our two largest customers were Applied Medical Solutions LLC who comprised approximately 44% of total sales and Ultra Pain Products Inc, who comprised approximately 36% of total sales.

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

Employees

Our People and Human Capital Resources

Employees

As of December 31, 2022, we had 9 full-time employees and 5 part-time employees, which is a decrease from the 12 full-time employees and an increase of one-part-time employee we had as of December 31, 2021, and as of March 31, 2023, we have added one additional full-time employee in 2023. We also regularly work with several independent consultants and other contract organizations to support our business and we regularly evaluate additional talent to help support our product manufacturing, development, financial, and other capabilities.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Business

●	We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	The ongoing COVID-19 pandemic has and may continue to adversely impact our business.
●	If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.
●	If we fail to obtain an adequate level of reimbursement for our approved products by third party payers, there may be no commercially viable markets for our approved products or the markets may be much smaller than expected.
●	The medical device and therapeutic product industries are highly competitive and subject to rapid technological change. If our competitors are able to develop and market products that are safer and more effective than any products we may develop, our commercial opportunities will be reduced or eliminated.
●	We face the risk of product liability claims and may not be able to obtain insurance.
●	Our product candidates may not be developed or commercialized successfully.
●	If we fail to retain our key management, or to attract and keep additional key personnel, we may be unable to successfully execute our business plan.
●	Our need to increase the size of our organization in order to successfully manage our growth.
●	Our failure to protect our intellectual property rights could diminish the value of our solutions, weaken our competitive position and reduce our revenue.
●	We could incur substantial costs and disruption to our business as a result of any dispute related to, or claim of infringement of another party’s intellectual property rights, which could harm our business and operating results.
●	We face risks associated with litigation and claims.
●	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

Risks Related to the Regulation of Our Products

●	We are subject to extensive governmental regulation, including the requirement of U.S. Food and Drug Administration approval or clearance before our product candidates may be marketed and after approval or clearance and during the marketing of our products.
●	UroShield has not been cleared or approved by the FDA, nor has it undergone the same type of review as an FDA-approved or cleared device.
●	Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
●	We are uncertain regarding the success of our clinical trials for our products in development.
●	We depend on Sanuwave for developing and commercializing our WoundShield technology.
●	Healthcare reform measures could adversely affect our business and financial results.
●	If we fail to comply with the U.S. federal and state fraud and abuse and other health care laws and regulations, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business and results of operations.

Risks Related to our Operations in Israel

●	We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and its region.
●	Because a certain portion of our expenses is incurred in currencies other than the U.S. dollar, our results of operations may be harmed by currency fluctuations and inflation.
●	It may be difficult for investors in the United States to enforce any judgments obtained against us or any of our directors or officers.

Risks Related to Our Organization and Our Securities

●	The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.
●	We have a significant number of warrants and options, and future sales of our common stock upon exercise of these options or warrants, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.
●	Although our shares of common stock are listed on the Nasdaq Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.
●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to our filing status will make our common stock less attractive to investors.
●	Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.
●	If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our securities and their trading volume could decline.
●	We may be subject to ongoing restrictions related to grants from the Israeli Office of the Chief Scientist.
●	Because we do not expect to pay cash dividends for the foreseeable future, you must rely on appreciation of our common stock price for any return on your investment. Even if we change that policy, we may be restricted from paying dividends on our common stock.
●	Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.
●	If we fail to maintain effective internal control over financial reporting, our business, financial condition or results of operations may be adversely affected.

Risks Related to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

For the fiscal year ended December 31, 2022 we had a net loss of approximately $5.4 million, with revenues of approximately $0.8 million. As of December 31, 2022, we had an accumulated deficit of approximately $62.4 million. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration (“FDA”) approval for UroShield, and market acceptance of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

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

The availability and levels of reimbursement by governmental and other third party payers affect the market for our commercial products. The efficacy, safety, performance and cost-effectiveness of our product and product candidates, and of any competing products, will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies. We may not obtain reimbursement or pricing approvals in markets we seek to enter in a timely manner, if at all. Our failure to receive reimbursement or pricing approvals in target markets would negatively impact market acceptance of our products in these jurisdictions, placing us at a material cost disadvantage to our competitors.

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

We are subject to the risks that:

●	the FDA or a foreign regulatory authority finds our product candidates ineffective or unsafe;
●	we do not receive necessary regulatory approvals;
●	the regulatory review and approval process may take much longer than anticipated, requiring additional time, effort and expense to respond to regulatory comments and/or directives;
●	we are unable to get our product candidates in commercial quantities at reasonable costs; and
●	the patient and physician community does not accept our product candidates.

In addition, our product development program may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

●	adverse or ambiguous results;
●	undesirable side effects that delay or extend the trials;
●	the inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials; and
●	regulatory delays or other regulatory actions.

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

Our success depends on our ability to attract, retain and motivate highly qualified management and personnel. As a small company with nine full-time employees and five contract employees, our success depends on the continuing contributions of our management team and qualified personnel and on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We are also at a disadvantage in recruiting and retaining key personnel as our small size and limited resources may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

Our need to increase the size of our organization in order to successfully manage our growth.

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

We have patents, as well as pending patent applications, in both the United States and relevant foreign jurisdictions. There can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, or that these patents will not be challenged by third parties or found to be invalid or unenforceable or that our patents would prevent a competitor from designing around our claims in our patents. We have also obtained trademark registration in the United States and in foreign jurisdictions. Effective trade secret, trademark and patent protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of defending our rights. We may be required to protect our intellectual property in an increasing number of jurisdictions, a process that is expensive and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our intellectual property through additional patent filings that could be expensive and time-consuming.

We have granted US issued patents, as well as issued patents in Europe and China and a number of corresponding foreign patents in other relevant jurisdictions, covering UROSHIELD® devices and have expiration dates ranging from May of 2023 to July of 2030. We also have pending patent applications related to UROSHIELD® devices, which would have expected expiration dates, if granted, ranging from December of 2041 to March of 2044.

Granted patents related to PAINSHIELD®, PAINSHIELD PLUSTM, WOUNDSHIELD® have expiration dates of August of 2033 in the United States, and February of 2027 in Europe, China and Israel. We also have pending patent applications related to PAINSHIELD®, PAINSHIELD PLUSTM, WOUNDSHIELD® devices, which would have expected expiration dates, if granted, ranging from September of 2040 to December of 2041.

Monitoring unauthorized use of our intellectual property is difficult and costly. Our efforts to protect our proprietary rights may not be adequate to prevent misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Further, our competitors may independently develop technologies that are similar to ours but which avoid the scope of our intellectual property rights. Further, the laws in the United States and elsewhere change rapidly, and any future changes could adversely affect us and our intellectual property. Our failure to meaningfully protect our intellectual property could result in competitors offering solutions that incorporate our most technologically advanced features, which could seriously reduce demand for our products. In addition, we may in the future need to initiate infringement claims or litigation. Litigation, whether as a plaintiff or a defendant, can be expensive, time-consuming and may divert the efforts of our technical staff and managerial personnel, which could harm our business, whether or not the litigation results in a determination that is unfavorable to us. In addition, litigation is inherently uncertain, and thus we may not be able to stop our competitors from infringing our intellectual property rights.

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

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. While the Company has vigorously defended the claims asserted by Protrade, the litigation is ongoing and we may be subject to other lawsuits, claims, or proceedings. See “Item 3. Legal Proceedings – Protrade Proceeding” for a full description of the Protrade proceeding.

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2022, the Company’s cash used in operations was $7,035 leaving a cash balance of $2,713 as of December 31, 2022. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The process of obtaining FDA approval is lengthy, expensive and uncertain, and we cannot be sure that our additional product candidates will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition would likely be adversely affected.

Both before and after approval or clearance of our product candidates, we, our product candidates, our suppliers and our contract manufacturers are subject to extensive regulation by governmental authorities in the United States and other countries. Failure to comply with applicable requirements could result in, among other things, any of the following actions:

●	FDA issuance of Form 483 or Warning Letters, which may be made public and may lead to further regulatory or enforcement actions, or similar letters by other regulatory authorities;
●	fines and other monetary penalties;
●	unanticipated expenditures;
●	delays in FDA approval and clearance, or FDA refusal to approve or clear a product candidate;
●	product recall or seizure;
●	interruption of manufacturing or clinical trials;
●	operating restrictions;
●	injunction or other restrictions imposed on our operations, including closing our facilities or our contract manufacturers’ facilities; or
●	criminal prosecutions.

In addition to the approval and clearance requirements, numerous other regulatory requirements apply, both before and after approval or clearance, to us, our products and product candidates, and our suppliers and contract manufacturers. These include requirements related to the following:

●	testing and quality control;
●	manufacturing;
●	quality assurance;
●	labeling;
●	advertising;
●	promotion (including the prohibition on promoting devices for “off-label” uses);
●	distribution;
●	export;
●	reporting to the FDA certain adverse experiences associated with the use of the products, as well as our discovery of defects or a product’s failure to comply with design specifications or applicable law; and
●	obtaining additional approvals or clearances for certain modifications to the products or their labeling or claims.

We are also subject to inspection by the FDA to determine our compliance with regulatory requirements, as are our suppliers and contract manufacturers, and we cannot be sure that the FDA will not identify compliance issues that may disrupt production or distribution, or require substantial resources to correct. We also cannot be sure that the FDA will agree with our analysis of, conclusions regarding, or handling of various situations that arise with our products. If it is determined that we failed to comply with any of our regulatory obligations, we could be subject to a wide range of enforcement actions that could limit our ability to continue to successfully commercialize impacted products or otherwise adversely impact us.

The FDA’s requirements may change and additional government regulations may be promulgated that could affect us, our product candidates, and our suppliers and contract manufacturers. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action. There can be no assurance that we will not be required to incur significant costs to comply with such laws and regulations in the future, or that such laws or regulations will not have a material adverse effect upon our business.

UroShield has not been cleared or approved by the FDA, nor has it undergone the same type of review as an FDA-approved or cleared device.

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of our UroShield device in the United States. This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic. The U.S. government has since-terminated the public health emergency, and FDA recently confirmed via guidance that the applicable policy of Enforcement Discretion under which UroShield was maketed during the pandemic will expire in November 2023. Accordingly, if we do not obtain FDA approval or clearance by the expiration of the applicable Enforcement Discretion policy in November 2023, we will have to discontinue distribution of UroShield in the U.S. until FDA grants the requisite premarket authorization, which may not occur in a timely manner, if at all. There is no guarantee that our collaborators or customers will purchase or use the UroShield, that any sales of UroShield by us will generate any revenue or profits, or that we will ever be successful in obtaining FDA clearance or approval for the UroShield.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

International sales of our products and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the United States where we do not already possess regulatory approval will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging and labeling requirements, and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements, as well as reimbursement and healthcare payment systems. The approval by foreign government authorities is unpredictable and uncertain, and can be expensive. We may be required to perform additional pre-clinical, clinical or post-approval studies even if FDA approval has been obtained. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

We are uncertain regarding the success of our clinical trials for our products in development.

We believe that all of our novel lines of product candidates in development, which currently consists of only RenooSkin, will require clinical trials to determine their safety and efficacy by regulatory bodies in their target markets, including the FDA and various foreign regulators. There can be no assurance that we will be able to successfully complete the U.S. and foreign regulatory approval processes for products in development. In addition, there can be no assurance that we will not encounter additional problems that will cause us to delay, suspend or terminate our clinical trials. In addition, we cannot make any assurance that clinical trials will be deemed sufficient in size and scope to satisfy regulatory approval requirements, or, if completed, will ultimately demonstrate our products to be safe and efficacious.

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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act for over a decade. However, as of the Supreme Court’s ruling ordering the dismissal of, arguably, the most promising case challenging the Affordable Care Act to-date in June 2021, it appears that the Affordable Care Act will remain in-effect in its current form for the foreseeable future. We cannot predict what additional challenges to the Affordable Care Act may arise in the future, the outcome thereof, or the impact any such actions may have on our business. Additionally, the Biden administration has introduced various measures in recent years, focusing on healthcare and medical-product pricing, in particular. It remains to be seen how these measures will affect our business and there is uncertainty as to what other healthcare programs and regulations may be implemented or changed at the federal and/or state level in the U.S., but it is possible that such initiatives could have an adverse effect on our ability to obtain FDA approval or clearance and/or successfully commercialize products in the U.S. in the future. For example, any changes that reduce, or impede the ability of healthcare providers to obtain reimbursement for medical procedures in which the products we currently, or intend to, commercialize are used, or that reduce medical procedure volumes, could adversely affect our operations and/or future business plans. The financial impact of U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for medical devices affected by the legislation. From time to time, legislation is drafted, introduced, and passed that could significantly change the statutory provisions governing coverage, reimbursement, pricing, and marketing of medical device products. In addition, third-party payor coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products.

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

In recent years, the stock markets, in general, have experienced extreme price and volume fluctuations especially in the biotechnology sector. Broad market and industry factors may materially harm the market price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted. On March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty since then. In addition, U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

On March 2, 2022, the Company received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 555(a)(2). The letter also indicated that the Company will be provided with a compliance period until August 29, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

On February 8, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s common stock continued to be traded on the Nasdaq Capital Market under the symbol NAOV and began trading on a split-adjusted basis at market open on February 9, 2023.

On February 28, 2023 The Company was notified by Nasdaq that it regained compliance with all Nasdaq listing requirements and the matter was closed. See “Item 3. Legal Proceedings – Nasdaq Deficiency and Hearings Panel Decision,” for a full description of the Nasdaq hearing and the Company’s actions to regain compliance.

There is no assurance that we will maintain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” we have identified material weaknesses in our internal control over financial reporting due to a lack of a full and complete testing of our disclosure controls and procedures. We concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2022. Our management is in the process of implementing remediation measures with respect to the controls and written policies and procedures as described in Part II, Item 9A, “Controls and Procedures,” and management expects that such measures, once fully implemented, will be sufficient to remediate such material weaknesses in our internal control over financial reporting that existed as of December 31, 2022.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and maintain an office in Tyler, Texas. Our lease for the facility in Nesher expires on December 31, 2023 with an option to renew the lease for an additional 24 months. The space is approximately 284 square meters. We pay approximately $4,200 per month under our lease. We also use a facility in Tyler, Texas from an unrelated party, for which we pay rent of $1,200 a month although we do not have a lease. This space is approximately 200 square meters. We believe that our facilities are adequate to meet our current and proposed needs.

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

On July 22, 2022, the Company filed a cross-motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, the Company averred in its motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis.

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the Award and denying the cross-motion.

On November 9, 2022, the Company filed a motion to re-argue and renew its cross-motion to vacate the arbitration decision based on newel information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew. The Company intends to file a notice of appeal with the Appellate Division, Second Department and to continue to vigorously pursue its opposition to the award in all appropriate fora.

As of December 31, 2022, the Company accrued the amount of the award to Protrade amounting to $1,500,250 as part of “General and administrative expenses”. In addition, as the Company has not made payments on this award since it continues to appeal, the Company accrued the amount of $346,544 as part of “Interest Expense”, with the total amount of $1,846,794 included in “Other accounts payable and accrued expenses”.

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

As of April 17, 2023, we had 1,662,377 issued and outstanding shares of common stock. The common stock was held by 96 holders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees.

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

As of April 17, 2023, we had a total of no shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 17, 2023, we had a total of no shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 17, 2023, we had a total of no shares of our Series E Preferred Stock issued and outstanding. Each share of our Series E Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series E Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 17, 2023, we held no shares of our Series F Preferred Stock issued and outstanding. Each share of Series F Preferred Stock entitles the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series F Preferred Stock has a ratable number of votes). Thus, each one-thousandth of a share of Series F Preferred Stock entitles the holder thereof to 1,000 votes. The outstanding shares of Series F Preferred Stock will vote together with the outstanding shares of common stock of the Company as a single class exclusively with respect to (1) any proposal to adopt an amendment to Certificate of Incorporation to reclassify the outstanding shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”) and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the Reverse Stock Split (the “Adjournment Proposal”). The Series F Preferred Stock is not entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

Unless otherwise provided on any applicable proxy or ballot with respect to the voting on the Reverse Stock Split or the Adjournment Proposal, the vote of each share of Series F Preferred Stock (or fraction thereof) entitled to vote on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal will be cast in the same manner as the vote, if any, of the share of common stock (or fraction thereof) in respect of which such share of Series F Preferred Stock (or fraction thereof) was issued as a dividend is cast on the Reverse Stock Split, the Adjournment Proposal or such other matter, as applicable, and the proxy or ballot with respect to shares of common stock held by any holder on whose behalf such proxy or ballot is submitted will be deemed to include all shares of Series F Preferred Stock (or fraction thereof) held by such holder. Holders of Series F Preferred Stock will not receive a separate ballot or proxy to cast votes with respect to the Series F Preferred Stock on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split. All shares of Series F Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series F Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series F Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). As of December 31, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series F Preferred Stock remain outstanding.

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

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2022 were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

As of December 31, 2022 and 2021, the Company accrued the amount of the award to Protrade amounting to approximately $1.9 million and $1.5 million, respectively, with the $0.4 million of interest accrued in 2022 as part of “Interest expense” and “Other accounts payable and accrued expenses”.

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

In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, we will receive warrants to purchase 127,000 shares of Sanuwave stock, a $250,000 milestone payment based on receipt of FDA approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to our WoundShield product and technology. In addition, Sanuwave will bear the costs and clinical validation responsibilities associated with obtaining approval for WoundShield from the FDA and other regulatory agencies around the world.

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of our UroShield device in the United States. This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic.

Nasdaq Deficiency and Hearings Panel Decision

On March 2, 2022, the Company received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until August 29, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

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

On September 13, 2022, subject to stockholder approval, the Board approved an amendment to our Certificate of Incorporation to, at the discretion of the Board, effect the reverse stock split of our common stock at a ratio of 1-for-2 to 1-for-50, with the exact ratio within such range to be determined by the Board at its discretion. The primary goal of the reverse stock split is to increase the per share market price of the Company’s common stock to meet the minimum per share bid price requirements for continued listing on Nasdaq. As indicated by the Company’s proxy statement filed on October 31, 2022, stockholders of the Company’s common stock and Series F Preferred Stock were able to vote on the reverse stock split at the annual meeting held on December 15, 2022.

At an annual meeting of stockholders held on December 15, 2022, the Company’s stockholders granted Board the discretion to effect a reverse stock split of the Company’s common stock through an amendment to its Certificate of Incorporation at a ratio of not less than 1-for-2 and not more than 1-for-50, such ratio to be determined by the Board.

On February 8, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s common stock continued to be traded on the Nasdaq Capital Market under the symbol NAOV and began trading on a split-adjusted basis at market open on February 9, 2023.

On February 28, 2023 the Company was notified by Nasdaq that it regained compliance with all Nasdaq listing requirements and the matter was closed.

Regulatory Update

On May 26, 2022, we were notified by the U.S. Food and Drug Administration (the “FDA”) that we should discontinue any new marketing of our PainShield Plus products until we receive the requisite regulatory clearance. The Company retained a qualified third-party laboratory to prepare and submit the appropriate 510(k) premarket notification to FDA. And, on November 28, 2023, the Company announced that the FDA officially granted 510(k) clearance of PainShield ® MD PLUS to apply ultrasonic energy to generate deep heat within body tissues for the treatment of selected medical conditions, such as relief of pain, muscle spasms, and joint contractures.

In addition, the Company is working with the laboratory on our PainShield Relief product so that it meets the predicate product category specifications, There is no guarantee that we will ever be successful in obtaining FDA clearance or approval for the Painshield Relief products.

We also filed an application with the Centers for Medicare and Medicaid Services for reimbursement earlier this year. The application was rejected due to a lack of data supporting PainShield MD’s life expectancy. We subsequently entered into an agreement with a qualified third-party laboratory to conduct testing that we hope will provide the necessary independent data to support our resubmission of an application for reimbursement.

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

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2022 and 2021, there was no allowance on inventory.

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

Revenue recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that create(s) enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

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

Results of Operations

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Revenues. For the years ended December 31, 2022 and 2021, our revenues were approximately $752,000 and $1,695,000, respectively, a decrease of approximately 56%, or $943,000, between the periods. The decrease was attributable to absence of sales from our Ultra Pain Products distributor in the third and fourth quarter of 2022 due to suspension of PainShield Plus by the FDA. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the years ended December 31, 2022, the percentage of revenues attributable to our products was: PainShield – 96% and UroShield – 4%. For the year ended December 31, 2021, the percentage of revenues attributable to our products was: PainShield – 99% and UroShield – 1%. For the years ended December 31, 2022 and 2021, the portion of our revenues that was derived from distributors was 89% and 93%, respectively.

Gross Profit. For the years ended December 31, 2022 and 2021, gross profit was approximately $167,000 and $770,000, respectively. The decrease was mainly due to the large decrease in revenues as we suspended sales of our most popular product, Painshield Plus, until we received marketing clearance from the FDA, which was not received until very late in the fourth quarter in 2022, and to a lesser degree due to (i) incurring additional labor and material costs due to in the third and fourth quarter of 2022 which usually produced higher margins in the prior years, production delays caused by the suspension of Painshield Plus by the FDA and minor changes we made to the product and its packaging to regain compliance, (ii) increases in certain components of our devices due to inflation, (iii) increased importing and delivery costs because of inflation and transportation supply chain issues and (iv) to a lesser degree obsolescence costs pertaining to certain components that were changed to regain compliance with the FDA as well as the retirement of inventory repurchased from a former customer pursuant to an agreement to cancel a contract that had certain exclusive international distribution rights.

Gross profit as a percentage of revenues were approximately 22% and 45% for the years ended December 31, 2022 and 2021, respectively. The decrease in gross profit as a percentage is mainly due to the reasons described above.

Research and Development Expenses. For the years ended December 31, 2022 and 2021, research and development expenses were approximately $283,000 and $293,000, respectively, a decrease of approximately 3%, or $10,000 between the periods. This decrease was mainly due to studies performed in the prior year and development of an over-the-counter PainShield product and a CBD application for our PainShield product in 2021 that did not occur in 2022.

Research and development expenses as a percentage of total revenues were approximately 38% and 17% for the years ended December 31, 2022 and 2021, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the years ended December 31, 2022 and 2021, selling and marketing expenses were approximately $965,000 and $1,101,000, respectively, a decrease of approximately 12%, or $136,000 between the periods. The decrease in selling and marketing expenses was mainly due to 50% re-allocation of a sales executive’s payroll to administrative costs amounting to $120,000 as his roles and responsibilities changed in 2022.

Selling and marketing expenses as a percentage of total revenues were approximately 128% and 65% for the years ended December 31, 2022 and 2021, respectively. The increase in our percentage was due to the decrease in revenues.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the years ended December 31, 2022 and 2021, general and administrative expenses were approximately $3,931,000 and $5,059,000, respectively, a decrease of approximately 22%, or $1,128,000 between the periods. The decrease was mainly due to the recognition of a $1,500,000 arbitration settlement expense in 2021 from final award of arbitration issued in favor of the Company’s former distributor to cover for “lost profits” and reimbursement of arbitration costs.

Interest expense. For the years ended December 31, 2022 and 2021, were $347,000 and $0, respectively. This pertain to the interest on the Company’s judgment liability in the current year.

Change in fair value of derivative liabilities. For the years ended December 31, 2022 and 2021, there was a change in fair value of derivative liabilities resulting in a loss of approximately $0 and $6,956,000, respectively. The loss in 2021 was derived from the Company’s total potentially dilutive shares exceed the Company’s authorized share limit.

Gain on purchase of warrants. For the years ended December 31, 2022 and 2021, there was a gain of approximately $0 and $64,000, respectively. The gain in 2021 was related to the settlement of derivative liabilities which was the result of the repurchase of warrants from certain investors.

Warrant modification expense. For the years ended December 31, 2022 and 2021, warrant modification expense was approximately $0 and $1,627,000, respectively. The warrant modification expense was due to the resolution of the over-issuance shares matter. The over-issuance shares matter resulted in a reclassification of derivative liabilities to equity during 2021. There was no warrant modification in 2022.

Income tax expense. For the years ended December 31, 2022 and 2021, our income tax expense was approximately $35,000 and $32,000, respectively. The low tax expense for 2021 was a result of favorable adjustments due to lapses of statutes of limitations on its Israel tax positions. In 2022, there was no such adjustment.

Net Loss. Our net loss decreased by approximately $8,834,000 or 62%, to approximately $5,448,000 for the years ended December 31, 2022 from approximately $14,282,000 during the same period in 2021. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $5,448,000 during the year ended December 31, 2022, which primarily consisted of decreased revenues and increase in interest expense from judgement liability. We also had negative cash flow from operating activities of $7,035,000 for the year ended December 31, 2022. Although we received proceeds from sale of common stock amounting to $2,090,000 and had a cash balance of just over $2,713,000 as of December 31, 2022, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of the Company’s ability to continue as a going concern The Company will need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to obtain stockholder ratification of certain prior issuances of our common stock and approval of an increase in the number of authorized shares of our common stock, we will be unable to issue common stock or convertible instruments. As a result, the Company will be limited in its ability to raise additional capital.

During the year ended December 31, 2022, we met our short-term liquidity requirements from our existing cash reserves and proceeds from sale of common stock. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of December 31, 2022, and we are not aware of any material trends in capital resources that would impact our business.

As of December 31, 2022, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Years Ended December 31, 2022 Compared to Years Ended December 31, 2021

General. As of December 31, 2022, we had cash of approximately $2,713,000, compared to approximately $7,737,000 as of December 31, 2021. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, general and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $7,035,000 for the years ended December 31, 2022 and approximately $4,367,000 for the same period in 2021. The increase in our net cash used in operating activities in the amount of $2,668,000 is mainly attributable to the increase in changes in working capital accounts, partially offset by decrease in noncash expense of arbitration settlement expense and warrant modification expense.

Cash used in our investing activities was approximately $3,000 for both years ended December 31, 2022 and 2021 from purchases of fixed assets.

Cash provided by financing activities during the year ended December 31, 2022 was approximately $2,092,000, which was composed of the net proceeds received from the sale of common stock and exercise of employee stock options in 2022 compared to $4,580,000 in 2021, which was the net proceeds received from the exercise of warrants completed in 2021. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Our management including the Chief Executive Officer and Chief Financial Officer has determined that, as of December 31, 2022, the Company’s disclosure controls and procedures are not effective due to the material weaknesses described below. In light of this fact, our management has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2022, as the result of the material weaknesses described below.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In previously filed Annual Reports on Form 10-K’s, we disclosed material weaknesses related to the design and effectiveness of our internal control over financial reporting.

●	We did not have adequate controls in place to ensure adequate review, including (1) effective controls over our information technology and information systems relevant to the preparation of our financial statements, (2) the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, (3) proper accounting of the number of shares of our common stock issued in connection with the conversion of shares of our preferred stock and the exercise of warrants, which resulted in the Company issuing more shares of common stock than are authorized under our governance documents, and (4) lacking a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework.

●	Additionally, we did not maintain effective controls over the operating effectiveness of information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not establish or formalize appropriate IT policies, segregation of duties and monitoring procedures and without monitoring procedures over third-party service providers, did not evaluate whether the providers were appropriately managing its and the Company’s IT infrastructure, operations, and critical financial systems.

●	As of December 31, 2022, we did not have adequate controls in place to ensure adequate review, including (1) effective controls over our IT and information systems relevant to the issuance of securities, (2) the controls over managements review procedures for processing, recording and reviewing such issuances of securities, and (3) we implemented a new inventory system in the fourth quarter of 2021 which lacked adequate inventory control procedures, (4) we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over our issuance of securities meets the requirements of the COSO 2013 framework, and (5) we did not maintain effective controls over the operating effectiveness of IT general controls for information systems that are relevant to the preparation of their financial statements.

As a smaller reporting company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Management’s Remediation Plans

To date, we have implemented certain measures to address the identified material weaknesses. These measures include adding personnel as well as improving our internal controls around financial systems and processes. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our internal controls and processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time. The following remedial actions were taken through the year ended December 31, 2021:

●	We have been able to remediate the material weakness identified above with respect to the issuance of shares in excess of the number of authorized shares in 2021 and implemented a plan in place to have adequate controls in place to avoid future issuances in excess of authorized shares. The Company took steps to remediate the stock issuance material weakness through creating procedures over the approval of any new equity issuances to ensure that there are no further over-issuances which includes the creation of an equity roll forward master sheet that must be approved and signed off by senior management before the issuance of any new equity issuances, including warrants, stock options and issuances of any shares of stock.

The following remedial actions were taken during the year ended December 31, 2022:

●	With assistance from a current finance and accounting third-party service provider, the Company is formalizing our risk assessment process, policies and procedures, implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework, and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
●	expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings,
●	enhanced documentation to support a more precise review process,
●	enhanced monitoring of the review process, and
●	review of inventory recording system.

During the period covered by this Annual Report on Form 10-K, with exception for the issuance of excess shares, we have not been able to remediate the material weaknesses identified above. Although the Company has taken numerous steps, our remediation plan is not complete due to the lack of a written testing plan to conclude if our controls and procedures and management were operating effectively; and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of December 31, 2022. We will look to develop a full testing plan and document to determine that management designs, implements and maintains adequate controls over our financial processes and reporting in the future our controls and procedures and management are operating effectively. To address these internal control deficiencies, management will continue to perform additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting.

Other than described above in this Item 9A, there have been no changes in our internal control over financial reporting during the year ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement on Schedule 14A for the 2023 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission no later than May 1, 2023 (the “Proxy Statement”).

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

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoVibronix, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY
April 17, 2023

NanoVibronix, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	December 31, 2022	December 31, 2021
ASSETS:
Current assets:
Cash	$2,713	$7,737
Trade receivables	9	200
Prepaid expenses and other accounts receivable	712	230
Inventory	2,175	175
Total current assets	5,609	8,342

Noncurrent assets:
Fixed assets, net	7	5
Other assets	3	19
Severance pay fund	179	207
Operating lease right-of-use assets, net	81	49
Total non-current assets	270	280
Total assets	$5,879	$8,622

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$66	$87
Other accounts payable and accrued expenses	2,148	1,723
Deferred revenue	21	44
Operating lease liabilities, current	81	49
Total current liabilities	2,316	1,903

Non-current liabilities:
Accrued severance pay	223	253
Deferred licensing income	107	153
Total liabilities	2,646	2,309

Commitments and contingencies

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both December 31, 2022 and 2021; Issued and outstanding: 0 shares at both December 31, 2022 and 2021, respectively	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both December 31, 2022 and 2021; Issued and outstanding: 0 shares at both December 31, 2022 and 2021, respectively	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both December 31, 2022 and 2021, respectively; Issued and outstanding: 0 shares at both December 31, 2022 and 2021, respectively	-	-

Series F Preferred stock of $0.01 par value - Authorized: 40,000 and 0 shares at December 31, 2022 and 2021, respectively; Issued and outstanding: 0 shares at both December 31, 2022 and 2021, respectively	-	-
Common stock of $0.001 par value - Authorized: 40,000,000 shares at December 31, 2022 and December 31, 2021, respectively; Issued and outstanding: 1,641,146 and 1,399,890 shares at December 31, 2022 and December 31, 2021, respectively	2	1

Additional paid in capital	65,634	63,189
Accumulated other comprehensive income	(18)	60
Accumulated deficit	(62,385)	(56,937)
Total stockholders’ equity	3,233	6,313
Total liabilities and stockholders’ equity	$5,879	$8,622

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021

Revenues	$752	$1,695
Cost of revenues	585	925
Gross profit	167	770

Operating expenses:
Research and development	283	293
Selling and marketing	965	1,101
General and administrative	3,931	5,059

Total operating expenses	5,179	6,453

Loss from operations	(5,012)	(5,683)

Interest expense	(347)	-
Financial expense, net	(54)	(48)
Change in fair value of derivative liabilities	-	(6,956)
Gain on purchase of warrants	-	64
Warrant modification expense	-	(1,627)

Loss before taxes	(5,413)	(14,250)

Income tax expense	(35)	(32)

Net loss	$(5,448)	$(14,282)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(3.84)	$(11.35)

Weighted average common shares outstanding:
Basic and diluted	1,419,670	1,258,141

Comprehensive loss:
Net loss available to common stockholders	(5,448)	(14,282)
Change in foreign currency translation adjustments	(78)	(6)
Comprehensive loss available to common stockholders	(5,526)	(14,288)

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2020	666,667	$1	153	$-	875,000	$1	-	$-	1,062,326	$1	$44,980	$66	$(42,655)	$2,394
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	190	-	-	190
Exercise of warrants	-	-	-	-	-	-	-	-	252,830	-	7,056	-	-	7,056
Reclass of derivative liabilities to APIC	-	-	-	-	-	-	-	-	-	-	10,963	-	-	10,963
Conversion of Series C Preferred Stock into Common Stock	(666,667)	(1)	-	-	-	-	-	-	33,333	-	-	-	-	(1)
Conversion of Series D Preferred Stock into Common Stock	-	-	(153)	-	-	-	-	-	7,650	-	-	-	-	-
Conversion of Series E Preferred Stock into Common Stock	-	-	-	-	(875,000)	(1)	-	-	43,750	-	-	-	-	(1)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(14,282)	(14,282)
Balance, December 31, 2021	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,189	$60	$(56,937)	$6,313
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	354	-	-	354
Issuance of common stock, net of offering costs of $310,424	-	-	-	-	-	-	-	-	240,000	1	2,089	-	-	2,090
Issuance of redeemable Series F preferred stock	-	-	-	-	-	-	27,998	-	-	-	-	-	-	-
Redemption of redeemable Series F preferred stock	-	-	-	-	-	-	(27,998)	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	1,256	-	2	-	-	2
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(78)	-	(78)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,448)	(5,448)
Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	1,641,146	$2	$65,634	$(18)	$(62,385)	$3,233

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,448)	$(14,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	2
Stock-based compensation	354	382
Noncash interest expense	347	-
Arbitration settlement expense	-	1,500
Warrant modification expense	-	1,627
Change in fair value of equity investment	16	6
Change in fair value of derivative liabilities	-	6,956
Gain on purchase of warrants	-	(64)
Changes in operating assets and liabilities:
Trade receivable	191	(175)
Other accounts receivable and prepaid expenses	(482)	37
Inventory	(2,000)	(30)
Trade payables	(21)	(59)
Other accounts payable and accrued expenses	78	(265)
Deferred revenue	(69)	(2)
Accrued severance pay, net	(2)	-
Net cash used in operating activities	(7,035)	(4,367)

Cash flows from investing activities:
Purchases of fixed assets	(3)	(3)
Net cash used in investing activities	(3)	(3)

Cash flows from financing activities:
Proceeds from sale of common stock, net	2,090	-
Proceeds from exercise of options	2	-
Proceeds from exercise of warrants	-	4,968
Buy back of warrants from investor	-	(388)
Net cash provided by financing activities	2,092	4,580

Effects of currency translation on cash	(78)	(6)

Net (decrease) increase in cash	(5,024)	204
Cash at beginning of period	7,737	7,533

Cash at end of period	$2,713	$7,737
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash financing and investing activities:
Exchange of common stock into preferred stock	$-	$1
Shares issued from exercise of warrants previously classified as derivative liability	$-	$2,087
Reclass derivative liability to equity due to increase in authorized shares	$-	$8,706
Reclass liability to equity after increase in authorized shares	$-	$2,257

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

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. In 2022, the Company’s cash used in operations was $7,035 and received net proceeds of $2,090 (net of offering costs of $310,424) from the sale of our equity securities, leaving a cash balance of $2,713 as of December 31, 2022. Because the Company does not have sufficient resources to fund our operation for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The accompanying consolidated financial statements include the accounts of NanoVibronix, Inc. and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated. The consolidated financial statements and accompanying notes have been prepared in conformity with U.S. generally accepted accounting principles (“US GAAP”).

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation losses and gains as of the years ended December 31, 2022 and 2021 were $85 and $6, respectively.

Earnings per share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock option, warrants and exercise of preferred stock as of December 31, 2022 and 2021, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2022 and 2021, there was no allowance on inventory.

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

Severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability at December 31, 2022 and 2021 was $223 and $253, respectively.

Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases” (Topic 842). This topic requires that a lessee recognize the assets and liabilities that arise from operating leases. The Company recognizes right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classify them as operating leases. For leases with a term of 12 months or less, the Company elects to implement in a class of underlying asset not to recognize lease assets and lease liabilities. The right-of-use assets and lease liabilities have been measured by the present value of the Company’s remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable.

Revenue recognition

It is the Company’s policy that revenues from product sales is recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that create(s) enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation. Adoption of ASC 606 has not changed the timing and nature of the Company’s revenue recognition and there has been no material effect on the Company’s financial statements.

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

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

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

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This ASU is effective for interim and annual reporting periods beginning after December 15, 2022. The adoption of Topic 326 did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	December 31,
	2022	2021

Prepaid expenses	$612	$166
Other receivables	100	64

	$712	$230

NOTE 5 – INVENTORY

Inventory consists of the following components:

	December 31,
	2022	2021

Raw materials	$30	$-
Finished goods	2,145	175

	$2,175	$175

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

Issuance of common stock for cash

On November 29, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell in a registered direct offering (the “Offering”), 240,000 shares of the Company’s common stock at an offering price of $10.00 per share. The Company received net proceeds from the sale of such offering, after deducting placement agent fees and expenses and offering expenses payable by the Company, of approximately $2.1 million. The Company intends to use the net proceeds for general working capital purposes.

On October 6, 2022, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (the “Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the Offering. The Company will pay Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the Offering, a management fee equal to 1.0% of the gross proceeds of the Offering, a non-accountable expense allowance of $50,000 and $15,950 for clearing fees. Additionally, the Company has agreed to issue to Wainwright or its designees as compensation, warrants to purchase up to 18,000 shares of common stock. The warrants expire on November 29, 2027 and have an exercise price of $12.50 per share.

Series C, D and E Preferred Stock conversion to common stock

Each share of Series E Preferred Stock is convertible at any time and from time to time at the option of a holder of Series E Preferred Stock into one twentieth of a share of the Company’s common stock, provided that each holder would be prohibited from converting Series E Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of the Company’s common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

During the years ended December 31, 2022 and 2021, shareholders converted 0 and 875,000 shares of Series E Preferred Stock into 0 and 43,750 shares of common stock, respectively, at a conversion rate of 20 to 1. No purchase was made to convert these shares.

Each share of Series D Preferred Stock is convertible into fifty shares of common stock at any time at the option of the holders, provided that each holder would be prohibited from converting Series D Preferred Stock into shares of common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 4.99% of the total number of shares of common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

During the years ended December 31, 2022 and 2021, shareholders converted 0 and 153 shares of Series D Preferred Stock into 0 and 7,650 shares of common stock, respectively, at a conversion rate of 1 to 50. No purchase was made in order to convert these shares.

Each share of Series C Preferred Stock is convertible into one twentieth of a share of common stock at any time at the option of the holders, provided that each holder would be prohibited from converting Series C Preferred Stock into shares of common stock if, as a result of such conversion, any such holder, together with its affiliates, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. This limitation may be waived with respect to a holder upon such holder’s provision of not less than 61 days’ prior written notice to the Company.

During the years ended December 31, 2022 and 2021, shareholders converted 0 and 666,667 shares of Series C Preferred Stock into 0 and 33,333 shares of common stock, respectively, at a conversion rate of 20 to 1. No purchase was made in order to convert these shares.

Series F Preferred Stock

On September 13, 2022, the Board declared a dividend of one one-thousandth of a share of Series F Preferred Stock, par value $0.001 per share (“Series F Preferred Stock”), for each one share of the Company’s common stock, par value $0.001 per share, to stockholders of record at 5:00 p.m. Eastern Time on October 14, 2022.

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

Unless otherwise provided on any applicable proxy or ballot with respect to the voting on the Reverse Stock Split or the Adjournment Proposal, the vote of each share of Series F Preferred Stock (or fraction thereof) entitled to vote on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal will be cast in the same manner as the vote, if any, of the share of common stock (or fraction thereof) in respect of which such share of Series F Preferred Stock (or fraction thereof) was issued as a dividend is cast on the Reverse Stock Split, the Adjournment Proposal or such other matter, as applicable, and the proxy or ballot with respect to shares of common stock held by any holder on whose behalf such proxy or ballot is submitted will be deemed to include all shares of Series F Preferred Stock (or fraction thereof) held by such holder. Holders of Series F Preferred Stock will not receive a separate ballot or proxy to cast votes with respect to the Series F Preferred Stock on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split. All shares of Series F Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series F Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series F Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). As of December 31, 2022, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series F Preferred Stock remain outstanding.

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

As described in the proxy statement filed on October 31, 2022, holders of The Company’s common stock and Series F Preferred Stock as of the close of business on October 17, 2022, are entitled to vote on the amendment to the Company’s Certificate of Incorporation to effect, at the discretion of the Company’s Board but prior to the six-month anniversary of the date on which the reverse stock split is approved by the Company’s stockholders at the Annual Meeting, a reverse stock split of all of the outstanding shares of the Company’s common stock at a ratio in the range of 1-for-2 to 1-for-50, with such ratio to be determined by the Board in its discretion and included in a public announcement, and the proposal to adjourn the Annual Meeting to a later date at the Annual Meeting held on December 15, 2022.

Stock-based compensation and options

During the years ended December 31, 2022 and 2021, 1,256 and 0 employee options were exercised, and 21,875 and 43,875 options were granted, respectively. The options granted during 2022 and 2021 vest at different schedules ranging from date granted to 9 years and were recorded at fair values of $201 and $583, respectively. During the years ended December 31, 2022 and 2021, stock-based compensation expense of $148 and $258 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2021	127,000	$31.86	7.77
Granted	21,875	10.76	9.55
Forfeited	-	-	-
Expired	-	-	-
Exercised	(1,256)	1.40	0.24
Outstanding – December 31, 2022	147,619	$24.42	7.24

The fair value for options granted in 2022 and 2021 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	2022	2021
Price at valuation	$0.45 – 0.78	$0.72 – 2.07
Exercise price	$0.45 – 0.78	$0.72 – 2.07
Risk free interest	2.32 – 3.58%	0.27 – 1.29%
Expected term (in years)	5	5
Volatility	125.3 – 127.9%	60.9 – 82.7%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Year Ended
	December 31,
	2022	2021

Research and development	$6	$13
Selling and marketing	25	28
General and administrative	323	341
Total	$354	$382

As of December 31, 2022, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $328, which is expected to be recognized over a weighted average period of approximately 7.24 years.

Warrants

On December 2, 2020, we entered into a Securities Purchase Agreement with certain institutional and accredited investors pursuant to which the Company issued and sold to such investors in a private placement an aggregate of (i) 295,714 shares of the Company’s common stock at an offering price of $14.00 per share and (ii) pre-funded warrants to purchase up to 132,857 shares of common stock at a purchase price of $13.98 per pre-funded warrant, for gross proceeds of approximately $6.0 million, and net proceeds of approximately $5.4 million. In January 2021, two investors exercised an aggregate of 82,857 warrants at $0.02 per share.

On January 21, 2021, Company entered into letter agreements (the “Letter Agreements”) with certain existing accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase up to an aggregate of 60,298 shares of the Company’s common stock at an exercise price per share of $23.30 (the “Exercise”). Certain of the Existing Warrants (the “Registered Existing Warrants”) and the shares of common stock underlying the Registered Existing Warrants have been registered pursuant to a registration statement on Form S-3 (File No. 333-251264) and a registration statement on Form S-1 (File No. 333-218871). In consideration for the exercise of the Existing Warrants for cash, the exercising holders received new unregistered warrants to purchase up to an aggregate of 60,298 shares of common stock (the “New Warrants”) at an exercise price of $20.80 per share and with an exercise period of seven years from the initial closing date. The gross proceeds to the Company from the Exercise were approximately $1.4 million.

The New Warrants were accounted for in warrant modification expense, which was measured at the amount equal to the incremental value reflecting the change in the fair value of the warrants before and after the Warrant Amendment. Accordingly, warrant modification expense in the amount of $1,627 was recorded with a corresponding increase in additional paid in capital.

In August and September 2021, investors exercised warrants to purchase 109,675 shares of common stock between $17.60 and $50.00 per share for proceeds of approximately $3.6 million.

On June 14, 2022, the Company issued warrants to two sales consultants to purchase 12,500 shares of common stock which will expire on June 14, 2029 and have an exercise price of $20.00 per share. Accordingly, expense related to these warrants in the amount of $135,000 was recorded with a corresponding increase in additional paid in capital.

On September 30, 2022, the Company and the two sales consultants mutually agreed to cancel the latter’s annual stock warrants to purchase 12,500 shares of common stock. Accordingly, expense related to these warrants were reversed in the amount of $135,000 with a corresponding decrease in additional paid in capital.

On November 29, 2022, the Company granted 18,000 warrants to purchase Company’s common stock in conjunction with the private placements.

In estimating the warrants’ fair value, the Company used the following assumptions:

	2022	2021
Risk free interest	0.34%	1.44%
Dividend yield	0%	0%
Volatility	60.7%	55.6 - 56.5%
Contractual term (in years)	5	2

Warrants
Outstanding – December 31, 2020	386,237
Granted	60,298
Exercised	(252,830)
Exercised - cashless	(14,071)
Expired	(31,000)
Canceled	(33,167)
Outstanding – December 31, 2021	115,467
Granted	30,500
Expired	(55,215)
Canceled	(12,500)
Outstanding – December 31, 2022	78,252

NOTE 7 - DERIVATIVE LIABILITIES

During 2020, the Company established a sequencing policy to which common stock equivalents are exercisable to shares of common stock more than the Company’s authorized limit. It was determined that all options and warrants by the end of the year were no longer permitted to be classified as equity and were valued at fair market value using Black Scholes and recorded as derivative liabilities.

On April 6, 2021, the Company agreed to buy back 33,167 warrants from investors for a total of $368. The warrants had exercise prices between $17.6 and $18.8 per share. The value of the derivative liabilities associated with these warrants was $451. The Company recorded a $64 gain in connection with the buyback of the warrants.

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s purchase warrants that were categorized within Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Stock price	$1.01 – 2.94	$1.01 – 2.94
Conversion price	$0.72 – 6.90	$0.72 – 6.90
Contractual term (in years)	0.67 – 6.56	0.67 – 6.56
Volatility (annual)	82.70 – 211%	82.70 - 211%
Risk-free rate	0.09 – 1.21%	0.09 – 1.21%

The foregoing assumptions were reviewed quarterly and were subject to change based primarily on management’s assessment of the probability of the events described occurring.

NOTE 8 – LEASES

The Company has operating lease agreements with terms up to 2-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 1.05 years, with a weighted-average discount rate of 10%.

The Company incurred $75 of lease expense for its operating leases for the year ended December 31, 2022.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2022:

2023	73
2024	4
Total undiscounted operating lease payments	77
Less: Imputed interest	4
Present value of operating lease liabilities	$73

NOTE 9 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the years ended December 31, 2022 and 2021 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	December 31, 2022	December 31, 2021
Stock options - employee and non-employee	147,619	127,000
Warrants	78,252	115,467
Total	225,871	242,467

The diluted loss per share equals basic loss per share in the year ended December 31, 2022 and 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 10 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Year Ended December 31,
	2022	2021
United States	$710	$1,627
Europe	25	18
Australia	9	6
India	3	-
Israel	-	5
Other	5	39
Total	$752	$1,695

The Company’s long-lived assets are all located in Israel.

NOTE 11 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	2022	2021
Price at valuation	$0.02	$0.19 – 0.26
Exercise price	$0.19	$0.19
Risk free interest	3.96%	0.66 – 0.73%
Expected term (in years)	8	10
Volatility	155.6%	140.6 – 143.9%

The Company considers this to be Level 3 inputs and is valued at each reporting period. The fair value of these warrants for the years ended December 31, 2022 and 2021 was $3 and $19, respectively. There was a net $16 and $6 change in fair value during the year ended December 31, 2022 and 2021, respectively.

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the years ended December 31, 2022 and 2021.

The following table presents changes in Level 3 asset and liability measured at fair value for the years ended December 31, 2022 and 2021:

	As of December 31, 2022
	Asset	Liability
Balance – December 31, 2020	$25	$2,471
New Issuances	-	1,819
Fair value adjustments – Sanuwave warrants	(6)	-
Fair value adjustments – Warrant liability	-	6,956
Reclassification liability to equity	-	(10,793)
Buy back of warrants	-	(453)
Balance – December 31, 2021	$19	$-
New Issuances	-	-
Fair value adjustments – Sanuwave warrants	(16)	-
Balance – December 31, 2022	$3	$-

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2022
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$3	$3

	Fair Value Measurements as of December 31, 2021
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$19	$19

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

On July 22, 2022, the Company filed a cross-motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, the Company averred in its motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis.

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the Award and denying the cross-motion.

On November 9, 2022, the Company filed a motion to re-argue and renew its cross-motion to vacate the arbitration decision based on newel information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew. The Company intends to file a notice of appeal with the Appellate Division, Second Department and to continue to vigorously pursue its opposition to the award in all appropriate fora.

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

NOTE 13 – RELATED PARTY TRANSACTION

The firm of FisherBroyles LLP is handling our Protrade litigation and appeals. For the year ended December 31, 2022, we have been billed and paid legal fees from Fisher Broyles amounting to $256,908 and recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of our board members, Aurora Cassirer, is a partner at Fisher Broyles. Ms. Cassirer does not provide any legal services or legal advice to the Company.

NOTE 14 – INCOME TAXES

As of December 31, 2022, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $33,000 and $6,000, respectively. $19,200 of the federal net operating loss can be carried forward indefinitely but can only offset up to 80% of taxable income in a given year, and $14,000 of the federal net operating loss can be used to fully offset taxable income in the period it is utilized but can only be carried forward for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of the Internal Revenue Code of 1986. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective DTAs are fully offset by a valuation allowance.

Income tax expense is comprised of the following:

	Year ended December 31,
	2022	2021
Current Tax
Federal	$-	$-
State	-	-
Foreign	37	32
Total	$37	$32

Deferred Tax
Federal	$(1,545)	$(1,263)
State	653	(131)
Foreign	$(1)	(4)
Total	$(893)	$(1,398)
Less: Valuation Allowance	893	1,398
Total Tax	$37	$32

The difference between the statutory tax rate of the Company and the effective tax rate is primarily the result of tax benefits generated by the Company and its subsidiary which have not been recognized due to the uncertainty that such tax benefits will ultimately be realized. A reconciliation of the statutory U.S Federal rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2022	2021
Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	-12.06%	0.92%
Foreign rate differential	-0.03%	0.02%
Permanent Items	-0.61%	-13.04%
Change in valuation allowance	-16.61%	-9.81%
Return to provision adjustments	7.54%	-0.01%
Forfeited options	0.00%	-0.16%
Other	0.09%	0.86%
Effective tax rate	-0.68%	-0.22%

Foreign tax

Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2022 and 2021 is 23%.

The subsidiary has final tax assessments through 2016.

Loss before taxes:

	Year ended December 31,
	2022	2021

Domestic	$5,557	$14,333
Foreign	(144)	(82)
	$5,413	$14,250

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carry forward	$7,306	$6,563
Arbitration accrual	414	414
Stock compensation and other	483	327
Deferred tax assets before valuation allowance	8,203	7,304
Valuation allowance	(8,203)	(7,304)
Net deferred tax asset	$-	$-

For the year ended December 31, 2022 and 2021, the net increases in valuation allowance of $894 and $1,417, respectively was primarily driven by the increase in net operating loss carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are able to be utilized. Based on consideration of these factors, the Company concluded that all of its recorded deferred tax assets are not more likely than not realizable and recorded a full valuation allowance at December 31, 2022 and 2021.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2022 and 2021, the Company does not have any liabilities recorded for uncertain tax positions and does not expect there to be any events which could potentially result in the need for a material liability to be recorded. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2022 and 2021. The Company did not recognize any interest or penalties during fiscal 2022 or 2021 related to unrecognized tax benefits.

U.S. federal and New York State income taxes are open for examination for years 2019-2022 and Israel tax returns are open for examination for years 2018-2022.

NOTE 15 - SUBSEQUENT EVENTS

On February 8, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s common stock begin trading on a split-adjusted basis when the market opened on February 9, 2023.

At an annual meeting of stockholders held on December 15, 2022, the Company’s stockholders granted the Company’s Board of Directors the discretion to effect a reverse stock split of the Company’s common stock through an amendment to its Amended and Restated Certificate of Incorporation at a ratio of not less than 1-for-2 and not more than 1-for-50, with such ratio to be determined by the Company’s Board of Directors.

At the effective time of the reverse stock split, every 20 shares of the Company’s issued and outstanding common stock was converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Stockholders holding shares through a brokerage account had their shares automatically adjusted to reflect the 1-for-20 reverse stock split. The reverse stock split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the reverse stock split resulted in a stockholder owning a fractional share. Any fractional share of a stockholder resulting from the reverse stock split was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of the Company’s common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof.

Accordingly, on February 28, 2023, the Company received official notice from Nasdaq that the Company evidenced compliance with all applicable criteria for continued listing on The Nasdaq Capital Market, including the $1.00 bid price requirement. As previously disclosed, the Company was granted an extension by the Nasdaq Hearings Panel through February 23, 2023 to regain compliance with the $1.00 bid price requirement for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019)

3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019)

3.7	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021)

3.8	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 3, 2021)

3.9	Certificate of Designation, Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022)

3.10	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Securities and Exchange Commission on February 8, 2023)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 31, 2017)

4.3	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on October 18, 2017)

4.5	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

4.6	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

4.7	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.8	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.9	Form of Warrant Amendment (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2020)

4.10	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.11	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2020).

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2020).

4.15*	Description of Securities

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017)

10.36	Consulting Agreement dated as of February 21, 2019, between NanoVibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.37	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.38	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.39	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.40	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.41	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.42+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019)

10.43	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

10.44	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.45	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.46	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.47	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.48	Note with Cross River Bank (SBA-Payroll Protection Program loan) dated May 14, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2020).

10.49+	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.50+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.51+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.52+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.53+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.54+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.55+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.56	Form of Securities Purchase Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.57	Form of Registration Rights Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.58#	Amended and Restated Distribution Agreement for “Private Labeled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021).

10.59+	Second Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2019).

10.60+	Third Amendment to the Nanovibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2021).

10.61	Fourth Amendment to the Nanovibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022)

10.62

Form of Securities Purchase Agreement, dated November 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2022)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

23.1*	Consent of Marcum, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
#	Certain portions of this exhibit have been redacted pursuant to Item 601(b)(10) of Regulation S-K. The omitted information is (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer

Date: April 17, 2023

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

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	April 17, 2023
Brian Murphy	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer,	April 17, 2023
Stephen Brown	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	April 17, 2023
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	April 17, 2023
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	April 17, 2023
Harold Jacob, M.D.

/s/ MICHAEL FERGUSON	Director	April 17, 2023
Michael Ferguson

/s/ THOMAS R. MIKA	Director	April 17, 2023
Thomas R. Mika

/s/ Aurora Cassirer	Director	April 17, 2023
Aurora Cassirer

/s/ Maria Schroeder	Director	April 17, 2023
Maria Schroeder

