Form 10-Q
period 2023-03-31
NanoVibronix, Inc.
filed 2023-05-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2023 was 1,662,330 shares.

NanoVibronix, Inc.

Quarter Ended March 31, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS:
Current assets:
Cash	$1,512	$2,713
Trade receivables, net	58	9
Prepaid expenses and other accounts receivable	782	712
Inventory, net	2,213	2,175
Total current assets	4,565	5,609

Noncurrent assets:
Fixed assets, net	7	7
Other assets	5	3
Severance pay fund	179	179
Operating lease right-of-use assets, net	55	81
Total non-current assets	246	270
Total assets	$4,811	$5,879

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$45	$66
Other accounts payable and accrued expenses	2,189	2,148
Deferred revenue	-	21
Operating lease liabilities	55	81
Total current liabilities	2,289	2,316

Non-current liabilities:
Accrued severance pay	223	223
Deferred licensing income	96	107
Total liabilities	2,608	2,646

Commitments and contingencies

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both March 31, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both March 31, 2023 and December 31, 2022	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both March 31, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both March 31, 2023 and December 31, 2022	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both March 31, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both March 31, 2023 and December 31, 2022	-	-

Series F Preferred stock of $0.01 par value - Authorized: 40,000 and 0 shares at both March 31, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both March 31, 2023 and December 31, 2022	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at both March 31, 2023 and December 31, 2022, respectively; Issued and outstanding: 1,662,330 and 1,641,146 shares at March 31, 2023 and December 31, 2022, respectively	2	2

Additional paid in capital	65,708	65,634
Accumulated other comprehensive income	(25)	(18)
Accumulated deficit	(63,482)	(62,385)
Total stockholders’ equity	2,203	3,233
Total liabilities and stockholders’ equity	$4,811	$5,879

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2023	2022

Revenues	$354	$272
Cost of revenues	119	166
Gross profit	235	106

Operating expenses:
Research and development	55	66
Selling and marketing	214	210
General and administrative	1,021	942

Total operating expenses	1,290	1,218

Loss from operations	(1,055)	(1,112)

Interest expense	(34)	-
Financial income (expense), net	(6)	(13)

Loss before taxes on income	(1,095)	(1,125)

Income tax expense	(2)	(7)

Net loss	$(1,097)	$(1,132)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(0.67)	$(0.81)

Weighted average common shares outstanding:
Basic and diluted	1,651,936	1,399,890

Comprehensive loss:
Net loss available to common stockholders	(1,097)	(1,132)
Change in foreign currency translation adjustments	(5)	(4)
Comprehensive loss	(1,102)	(1,136)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,189	$60	$(56,937)	$6,314
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	86	-	-	86
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(6)	-	(6)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,132)	(1,132)
Balance, March 31, 2022	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,275	$54	$(58,069)	$5,262

Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	1,641,146	$2	$65,634	$(18)	$(62,385)	$3,233
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	67	-	-	67
Exercise of options	-	-	-	-	-	-	-	-	5,459	-	7	-	-	7
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	15,726	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,097)	(1,097)
Balance, March 31, 2023	-	$-	-	$-	-	$-	-	$-	1,662,330	$2	$65,708	$(25)	$(63,482)	$2,203

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,097)	$(1,132)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	-
Stock-based compensation	67	86
Change in fair value of equity investment	(2)	2
Changes in operating assets and liabilities:
Trade receivable	(49)	66
Other accounts receivable and prepaid expenses	(70)	(681)
Inventory	(38)	(180)
Trade payables	(21)	85
Other accounts payable and accrued expenses	41	24
Deferred revenue	(32)	(11)
Net cash used in operating activities	(1,200)	(1,741)

Cash flows from investing activities:
Purchases of property plant and equipment	(1)	-
Net cash used in investing activities	(1)	-

Cash flows from financing activities:
Proceeds from exercise of options	7	-
Net cash provided by financing activities	7	-

Effects of currency translation on cash and cash equivalents	(7)	(6)

Net (decrease) in cash	(1,201)	(1,747)
Cash at beginning of period	2,713	7,737

Cash at end of period	$1,512	$5,990

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

NOTE 2 – GOING CONCERN AND LIQUIDITY

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the first quarter of 2023, the Company has incurred losses as well as negative cash outflows from operating activities and expects to incur losses and negative cash outflows from operating activities through fiscal year 2023. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, substantial doubt exists as to the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If the Company is unable to obtain additional financing when it becomes necessary, the development of its product candidates could be impacted and there could be a material adverse effect on the Company’s business and financial condition. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Unaudited interim financial information

In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, as found in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 17, 2023.

The balance sheet for December 31, 2022 was derived from the Company’s audited financial statements for the year ended December 31, 2022. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains as of the years ended March 31, 2023 and 2022 were $7 and $6, respectively.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This ASU is effective for interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, there was no material impact on its condensed consolidated financial statements.

NOTE 4 – STOCKHOLDERS’ EQUITY

Common stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

Reverse Stock Split

On February 8, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s common stock begin trading on a split-adjusted basis when the market opened on February 9, 2023 (the “Reverse Stock Split”).

At an annual meeting of stockholders held on December 15, 2022, the Company’s stockholders granted the Company’s Board of Directors (the “Board”), the discretion to effect a reverse stock split of the Company’s common stock through an amendment to its Amended and Restated Certificate of Incorporation at a ratio of not less than 1-for-2 and not more than 1-for-50, with such ratio to be determined by the Board.

At the effective time of the Reverse Stock Split, every 20 shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Stockholders holding shares through a brokerage account had their shares automatically adjusted to reflect the 1-for-20 Reverse Stock Split. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in a stockholder owning a fractional share. Any fractional share of a stockholder resulting from the Reverse Stock Split was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of the Company’s common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof. On February 16, 2023, the Company rounded up fractional shares to its nearest whole number of 15,726 shares.

All references in this Report to number of shares, price per share and weighted average number of shares of common stock outstanding prior to the Reverse Stock Split have been adjusted to reflect the Reverse Stock Split on a retroactive basis, unless otherwise noted.

Stock-based compensation and Options

During the three-month period ended March 31, 2023 and 2022, 5,459 and 0 employee options were exercised, and 0 and 6,000 options were granted, respectively. The options were granted to employees and board members and were recorded at a fair value and vested over three years. During the three-month periods ended March 31, 2023 and 2022, stock-based compensation expense of $67 and $86 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2021	127,000	$31.86	7.77
Granted	6,000	15.56	9.89
Exercised	-	-	-
Outstanding – March 31, 2022	133,000	$26.00	7.63

Outstanding – December 31, 2022	147,619	$24.42	7.24
Granted	-	-	-
Exercised	(5,459)	1.40	0.24
Outstanding – March 31, 2023	142,160	$25.31	7.50

The fair value for options granted in the first quarter of 2022 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

2022
Price at valuation	$15.56
Exercise price	$15.56
Risk free interest	2.32
Expected term (in years)	5
Volatility	127.9

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended March 31,
	2023	2022
Research and development	2	2
Selling and marketing	6	6
General and administrative	59	78
Total	$67	$86

As of March 31, 2023, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $261, which is expected to be recognized over a weighted average period of approximately 1.27 years.

Warrants

For the three months ended March 31, 2023 and 2022, there were no warrants granted, exercised and/ or cancelled.

Warrants
Outstanding – December 31, 2021	115,467
Granted	-
Exercised	-
Canceled	-
Outstanding – March 31, 2022	115,467

Outstanding – December 31, 2022	78,252
Granted	-
Exercised	-
Canceled	-
Outstanding – March 31, 2023	78,252

NOTE 5 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the three months ended March 31, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2023	March 31, 2022
Stock Options – employee and non-employee	142,160	133,000
Warrants	78,252	115,467
Total	220,412	248,467

The diluted loss per share equals basic loss per share in the three months ended March 31, 2023 and 2022 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 6 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2023	2022
United States	$309	$231
Europe	19	7
Australia/New Zealand	13	2
Asia	1	9
Other	12	23
Total	$354	$272

For the three months ended March 31, 2023, our two largest customers comprised approximately 87% of total revenues. During the three months ended March 31, 2022, our two largest customers comprised approximately 88% of total revenues.

NOTE 7 – LEASES

The Company has operating lease agreements with terms up to 2-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.80 years, with a weighted-average discount rate of 10%.

The Company incurred $18 and $7 of lease expense for its operating leases for the three months ended March 31, 2023 and 2022, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2023:

2023	$54
2024	3
Total undiscounted operating lease payments	57
Less: Imputed interest	2
Present value of operating lease liabilities	$55

NOTE 8 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	March 31, 2023	March 31, 2022
Price at valuation	$0.04	$0.17
Exercise price	$0.19	$0.19
Risk free interest	3.55%	1.44%
Expected term (in years)	7	8
Volatility	155.6%	138.4%

The Company considers this to be Level 3 inputs and is valued at each reporting period. The fair value of these warrants for the three months ended March 31, 2023 and 2022 was $5 and $3, respectively. There was a net $2 gain and $2 loss change in fair value during the three months ended March 31, 2023 and 2022, respectively.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the quarters ended March 31, 2023 and 2022.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended March 31, 2023 and 2022:

Asset
Balance – December 31, 2021	$19
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2022	$17

Balance – December 31, 2022	3
Fair value adjustments – Sanuwave warrants	2
Balance – March 31, 2023	$5

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2023
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$5	$5

	Fair Value Measurements as of December 31, 2022
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$3	$3

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On March 15, 2022, the arbitrator issued a final award, which, determined that (i) the Company had the right to terminate the Agreement; (ii) the Company did not breach the duty of good faith and fair dealing with regard to the Agreement; and (iii) the Company did not breach any confidentiality obligations to Protrade. Nevertheless the arbitrator determined that the Company did not comply with the obligation to supply Protrade with a year’s supply of patches, and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated, and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

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

On November 9, 2022, the Company filed a motion to re-argue and renew its cross-motion to vacate the arbitration decision based on newer information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew. The Company filed a notice of appeal of this decision with the Appellate Division, Second Department on April 5, 2023. The Company intends to perfect the appeals and to continue to vigorously pursue its opposition to the award in all appropriate fora.

As of March 31, 2023 and December 31, 2022, the Company accrued the amount of the award to Protrade amounting to approximately $1.9 million, with the $0.4 million of interest accrued as part of “Interest expense” and “Other accounts payable and accrued expenses” on both periods.

Other Risks

The World Health Organization recently determined that COVID-19 no longer fits the definition of a public health emergency, and the U.S. government has announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy and have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

NOTE 10 – RELATED PARTY TRANSACTION

The firm of FisherBroyles LLP is handling our Protrade litigation and appeals. For the three months ended March 31, 2023, we have been billed and paid legal fees from FisherBroyles amounting to $76,034 and recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of our board members, Aurora Cassirer, is a partner at FisherBroyles. Ms. Cassirer does not provide any legal services or legal advice to the Company.

NOTE 11 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing this Quarterly Report on Form 10-Q and determined that no material events occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended December 31, 2022, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risk, uncertainties and other factors. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Actual results could differ materially because of the factors discussed in “Risk Factors” elsewhere in this Quarterly Report, in our other reports filed with the SEC, and other factors that we may not know.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, and those described from time to time in our future reports filed with the Securities and Exchange Commission. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

COVID-19

The World Health Organization recently determined that COVID-19 no longer fit the definition of a public health emergency and the U.S. government has announced its plan to let the declaration of a public health emergency associated with COVID-19 expire on May 11, 2023. COVID-19 is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy. Our third-party manufacturer, which is based in China, temporarily shut down for sixty days during 2020 due to the pandemic and became fully operational in April 2020 which led to a significant delay in the production of goods needed to fulfill our sales orders which were scheduled to be fulfilled in our first quarter of 2020. We were able to fulfill these orders in the second quarter of 2020. Additionally, the notified regulatory body we rely on to obtain European CE approval is located in Italy and was shut down for approximately six weeks from March to April 2020, which delayed our submission for CE mark approval for the year 2020. The CE Mark approval was subsequently approved in April 2020. COVID-19 has had and may continue to have an adverse effect on the global markets and global economy, including on the availability and pricing of employees, resources, materials, manufacturing and delivery efforts and other aspects of the global economy. During the first six months of 2020, the financial downturn compelled us to furlough or reduce working hours for many of our operating staff, and forced our remaining staff as well as third-party contractors, to work remotely. We also rely on third-party professionals to provide services such as the preparation of our financial statements and to conduct audits, and many of these parties were affected by government-imposed precautionary measures, thereby delaying our receipt of these services. The COVID-19 epidemic is expected to remain a serious endemic threat for an indefinite future period and may continue to adversely affect the global economy and have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common shares.

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

On March 15, 2022, the arbitrator issued a final award, which, determined that (i) the Company had the right to terminate the Agreement; (ii) the Company did not breach the duty of good faith and fair dealing with regard to the Agreement; and (iii) the Company did not breach any confidentiality obligations to Protrade. Nevertheless the arbitrator determined that the Company did not comply with the obligation to supply Protrade with a year’s supply of patches, and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated, and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

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

On November 9, 2022, the Company filed a motion to re-argue and renew its cross-motion to vacate the arbitration decision based on newer information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew. The Company filed a notice of appeal of this decision with the Appellate Division, Second Department on April 5, 2023. The Company intends to perfect the appeals and to continue to vigorously pursue its opposition to the award in all appropriate fora.

As of March 31, 2023 and December 31, 2022, the Company accrued the amount of the award to Protrade amounting to approximately $1.9 million, with the $0.4 million of interest accrued as part of “Interest expense” and “Other accounts payable and accrued expenses” on both periods.

Nasdaq Deficiency

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

On September 13, 2022, subject to stockholder approval, the Company’s Board of Directors, (the “Board”), approved an amendment to our Certificate of Incorporation to, at the discretion of the Board, effect the reverse stock split of our common stock at a ratio of 1-for-2 to 1-for-50, with the exact ratio within such range to be determined by the Board at its discretion. The primary goal of the reverse stock split is to increase the per share market price of the Company’s common stock to meet the minimum per share bid price requirements for continued listing on Nasdaq. As indicated by the Company’s proxy statement filed on October 31, 2022, stockholders of the Company’s common stock and Series F Preferred Stock were able to vote on the reverse stock split at the annual meeting held on December 15, 2022.

At an annual meeting of stockholders held on December 15, 2022, the Company’s stockholders granted Board the discretion to effect a reverse stock split of the Company’s common stock through an amendment to its Certificate of Incorporation at a ratio of not less than 1-for-2 and not more than 1-for-50, such ratio to be determined by the Board.

On February 8, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s common stock continued to be traded on the Nasdaq Capital Market under the symbol NAOV and began trading on a split-adjusted basis at market open on February 9, 2023 (the “Reverse Stock Split”).

On February 28, 2023, the Company was notified by Nasdaq that it regained compliance with all Nasdaq listing requirements and the matter was closed.

Critical Accounting Policies

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. There have not been any material changes to such critical accounting policies since December 31, 2022.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenues. For the three months ended March 31, 2023 and 2022, our revenues were approximately $354,000 and $272,000, respectively, an increase of approximately 30%, or $82,000 between the periods. The increase in revenues was mainly due to increased orders from our largest customers (see Note 6), as well as the increase in volume of sales to veteran administration facilities, and to a lesser extent, increased sales of Uroshield due to adding a distributor in the United Kingdom. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended March 31, 2023, the percentage of revenues attributable to our products was: PainShield - 91% and UroShield - 9%. For the three months ended March 31, 2022, the percentage of revenues attributable to our products was: PainShield - 99% and UroShield - 1%. For the three months ended March 31, 2023 and 2022, the portion of our revenues that was derived from distributors was 87% in both quarters.

Gross Profit. For the three months ended March 31, 2023 and 2022, gross profit was approximately $235,000 and $106,000, respectively, an increase of approximately 122% or $129,000, mainly due to increased sales to veteran administration (VA) facilities and hospitals that are sold at higher margins, as well as accounting for patches that were expired and written off, and replacement of old components that occurred in the first quarter of 2022.

Gross profit as a percentage of revenues was approximately 66% and 39% for the three months ended March 31, 2023 and 2022, respectively.

Research and Development Expenses. For the three months ended March 31, 2023 and 2022, research and development expenses were approximately $55,000 and $66,000, respectively between the periods. The decrease was mainly due to decrease in payments to subcontractors and consultants for our research and development activities during the three months ended March 31, 2023.

Research and development expenses as a percentage of total revenues were approximately 16% and 24% for the three months ended March 31, 2023 and 2022, respectively. This decrease was mainly due to the increase in revenues.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2023 and 2022, selling and marketing expenses were relatively steady totaling approximately $214,000 and $210,000, respectively, a relatively small increase of approximately 2%, or $4,000, between the periods.

Selling and marketing expenses as a percentage of total revenues were approximately 60% and 77% for the three months ended March 31, 2023 and 2022, respectively. The decrease in our percentage was due to the increase in revenues and the reasons described above.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2023 and 2022, general and administrative expenses were approximately $1,021,000 and $942,000, respectively, an increase of approximately 8%, or $79,000, between the periods. The increase was primarily due to increased legal fees related to pending litigations and higher costs on directors & officers (D&O) insurance that started in the mid-year of 2022.

General and administrative expenses as a percentage of total revenues were approximately 288% and 346% for the three months ended March 31, 2023 and 2022, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Interest expense. For the three months ended March 31, 2023 and 2022, interest expense were $34,000 and $0, respectively. This pertains to the interest on the Company’s judgment liability for the 1st quarter of 2023.

Income tax expense. For the three months ended March 31, 2023 and 2022, tax expenses were $2,000 and $7,000. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $35,000, or 3%, to approximately $1,097,000 for the three months ended March 31, 2023 from approximately $1,132,000 in the same period of 2022. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $1,097,000 during the three months ended March 31, 2023, which primarily consisted of increased operating expenses and increased interest expense from judgement liability. We also had negative cash flow from operating activities of $1,200,000 for the three months ended March 31, 2023. Although we received proceeds from exercise of employee stock options amounting to $7,000 and had a cash balance of just over $1,512,000 as of March 31, 2023, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of the Company’s ability to continue as a going concern The Company will need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. As a result, the Company will be limited in its ability to raise additional capital. If we are unable to raise additional capital, we will need to adjust our business plan and reduce workforce.

During the quarter ended March 31, 2023, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and our development of future products and competing technological and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of March 31, 2023, and excepting the $1.9 million owed to Protrade under the court decision, which the Company continues to appeal, we are not aware of any other material trends in capital resources that would impact our business.

Cash flows

As of March 31, 2023, we had cash and cash equivalents of approximately $1,512,000, compared to approximately $2,713,000 as of December 31, 2022. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,200,000 for the three months ended March 31, 2023 and $1,741,000 for the same period in 2022.

Cash provided by financing activities was approximately $7,000 for the three months ended March 31, 2023 compared to $0 for the three months ended March 31, 2022.

Off-Balance Sheet Arrangements

As of March 31, 2023, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well issues that may continue to occur due to the development of the coronavirus outbreak. While there were significant delays in the production of goods due to COVID-19 issues in the past, presently, we are no longer experiencing such delays in the production of our products. That said, there are no assurances that if another wave of the pandemic occurs that we will not experience significant delays in the future. Our operating results could also be impacted by a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2022, filed with the SEC on April 17, 2023.

Remediation Efforts to Address Material Weakness

With the oversight of senior management and our audit committee, we have taken the steps below and we plan to take additional measures to remediate the underlying causes of the material weakness in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2022, filed with the SEC on April 17, 2023:

●	We took steps to remediate the stock issuance material weakness through creating a template documentation that needs to be filled out before any new equity issuances to ensure that there are no further over-issuances.
●	With assistance from a current finance and accounting third-party service provider, we are formalizing our risk assessment process, policies and procedures, implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework, and provide a foundation to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.
●	We have expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings.
●	We have enhanced documentation of internal control activities
●	We have enhanced monitoring of the internal control activities process
●	We have added an additional level of review to ensure accurate inventory costing and recording

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

Changes in Internal Control over Financial Reporting

Other than described above in Item 4, there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter to which this report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 15, 2022, the arbitrator issued a final award, which, determined that (i) the Company had the right to terminate the Agreement; (ii) the Company did not breach the duty of good faith and fair dealing with regard to the Agreement; and (iii) the Company did not breach any confidentiality obligations to Protrade. Nevertheless the arbitrator determined that the Company did not comply with the obligation to supply Protrade with a year’s supply of patches, and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated, and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

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

On November 9, 2022, the Company filed a motion to re-argue and renew its cross-motion to vacate the arbitration decision based on newer information that was not available during the initial hearing. On the same day, the Company also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew. The Company filed a notice of appeal of this decision with the Appellate Division, Second Department on April 5, 2023. The Company intends to perfect the appeals and to continue to vigorously pursue its opposition to the award in all appropriate fora.

There are no other material proceedings in which any of our directors, officers or affiliates or any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on April 17, 2023. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

The following discussion of risk factor contains forward-looking statements. This risk factor may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2023, the Company’s cash used in operations was $1,200 leaving a cash balance of $1,512 as of March 31, 2023. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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
3.1

Certificate of Amendment of the Amended and Restated Certificate of Incorporation of NanoVibronix, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Securities and Exchange Commission on February 8, 2023).

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

NANOVIBRONIX, INC.

Date: May 15, 2023	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: May 15, 2023	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

