Form 10-Q
period 2023-06-30
NanoVibronix, Inc.
filed 2023-08-11
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 11, 2023 was 1,662,330 shares.

NanoVibronix, Inc.

Quarter Ended June 30, 2023

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS:
Current assets:
Cash	$253	$2,713
Trade receivables, net	71	9
Prepaid expenses and other accounts receivable	176	712
Inventory, net	3,114	2,175
Total current assets	3,614	5,609

Noncurrent assets:
Fixed assets, net	7	7
Other assets	3	3
Severance pay fund	170	179
Operating lease right-of-use assets, net	37	81
Total non-current assets	217	270
Total assets	$3,831	$5,879

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$33	$66
Other accounts payable and accrued expenses	2,300	2,148
Deferred revenue	-	21
Operating lease liabilities	37	81
Total current liabilities	2,370	2,316

Non-current liabilities:
Accrued severance pay	212	223
Deferred licensing income	84	107
Total liabilities	2,666	2,646

Commitments and contingencies

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both June 30, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both June 30, 2023 and December 31, 2022	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both June 30, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both June 30, 2023 and December 31, 2022	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both June 30, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both June 30, 2023 and December 31, 2022	-	-

Series F Preferred stock of $0.01 par value - Authorized: 40,000 and 0 shares at both June 30, 2023 and December 31, 2022; Issued and outstanding: 0 shares at both June 30, 2023 and December 31, 2022	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at both June 30, 2023 and December 31, 2022, respectively; Issued and outstanding: 1,662,330 and 1,641,146 shares at June 30, 2023 and December 31, 2022, respectively	2	2

Additional paid in capital	65,774	65,634
Accumulated other comprehensive income	(55)	(18)
Accumulated deficit	(64,556)	(62,385)
Total stockholders’ equity	1,165	3,233
Total liabilities and stockholders’ equity	$3,831	$5,879

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$294	$485	$648	$757
Cost of revenues	78	204	197	370
Gross profit	216	281	451	387

Operating expenses:
Research and development	35	61	90	127
Selling and marketing	227	333	441	543
General and administrative	963	1,155	1,984	2,097

Total operating expenses	1,225	1,549	2,515	2,767

Loss from operations	(1,009)	(1,268)	(2,064)	(2,380)

Interest expense	(33)	-	(67)	-
Financial expense, net	(19)	(18)	(25)	(31)

Loss before taxes on income	(1,061)	(1,286)	(2,156)	(2,411)

Income tax expense	(13)	(16)	(15)	(23)

Net loss	$(1,074)	$(1,302)	$(2,171)	$(2,434)

Basic and diluted net loss available for holders of common stock	$(0.65)	$(0.93)	$(1.31)	$(1.74)

Weighted average common shares outstanding:
Basic and diluted	1,662,330	1,399,890	1,662,330	1,399,890
Comprehensive loss:
Net loss available to common stockholders	(1,074)	(1,302)	(2,171)	(2,434)
Change in foreign currency translation adjustments	(30)	(46)	(37)	(51)
Comprehensive loss available to common stockholders	(1,104)	(1,348)	(2,208)	(2,485)

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2022	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,248	$54	$(58,069)	$5,261
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	83	-	-	83
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	137	-	-	137
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(45)	-	(45)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,302)	(1,302)
Balance, June 30, 2022	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,468	$9	$(59,371)	$4,134

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,162	$60	$(56,937)	$6,313
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	169	-	-	169
Exercise of warrants	-	-	-	-	-	-	-	-	-	-	137	-	-	137
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(51)	-	(51)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,434)	(2,434)
Balance, June 30, 2022	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,468	$9	$(59,371)	$4,134

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2023	-	$-	-	$-	-	$-	-	$-	1,662,330	$2	$65,708	$(25)	$(63,482)	$2,203
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	66	-	-	66
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(30)	-	(30)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,074)	(1,074)
Balance, June 30, 2023	-	$-	-	$-	-	$-	-	$-	1,662,330	$2	$65,774	$(55)	$(64,556)	$1,165

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	1,641,146	$2	$65,634	$(18)	$(62,385)	$3,233
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	133	-	-	133
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(37)	-	(37)
Exercise of options	-	-	-	-	-	-	-	-	5,458	-	7	-	-	7
Rounding up of fractional shares due to stock split	-	-	-	-	-	-	-	-	15,726	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,171)	(2,171)
Balance, June 30, 2023	-	$-	-	$-	-	$-	-	$-	1,662,330	$2	$65,774	$(55)	$(64,556)	$1,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,171)	$(2,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	-
Stock-based compensation	133	306
Noncash interest expense	67	-
Change in fair value of equity investment	-	10
Changes in operating assets and liabilities:
Trade receivable	(62)	(62)
Prepaid expenses and other accounts receivable	536	(945)
Inventory	(939)	(753)
Trade payables	(33)	86
Other accounts payable and accrued expenses	85	80
Deferred revenue	(44)	(23)
Accrued severance pay, net	(2)	(5)
Net cash used in operating activities	(2,429)	(3,740)

Cash flows from investing activities:
Purchases of equipment	(1)	(2)
Net cash used in investing activities	(1)	(2)

Cash flows from financing activities:
Proceeds from exercise of options	7	-
Net cash provided by financing activities	7	-

Effects of currency translation on cash and cash equivalents	(37)	(51)

Net (decrease) in cash	(2,460)	(3,793)
Cash at beginning of period	2,713	7,737

Cash at end of period	$253	$3,944

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

NOTE 2 – GOING CONCERN, LIQUIDITY AND OTHER UNCERTAINTIES

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the three and six months ended June 30, 2023, the Company has incurred losses as well as negative cash outflows from operating activities and expects to incur losses and negative cash outflows from operating activities through at least fiscal year 2023. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing and there could be a significant arbitration payment due (see Note 9), substantial doubt exists as to the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If the Company is unable to obtain additional financing, the development of its product candidates and the Company’s commercial strategy may be impacted and there could be a material adverse effect on the Company’s business and financial condition. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

On May 23, 2023, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Rule”) for continued listing on Nasdaq because our stockholders’ equity of approximately $2.2 million as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023, is below the required minimum of $2.5 million, and as of May 22, 2023, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

In accordance with Nasdaq Listing Rules, we had 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance. On July 7, 2023 we submitted our plan to regain compliance with the Nasdaq minimum stockholders’ equity standard. If our plan is accepted, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. On July 19, 2023, the Staff granted the Company’s request for continued listing pursuant to an extension through November 20, 2023, to evidence compliance with the Rule.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains for the periods ended June 30, 2023 and 2022 were $37 and $51, respectively.

Revenue recognition

Revenues from product sales are recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that creates enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer. The amount of revenue recognized is the amount allocated to the satisfied performance obligation.

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

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and also issued subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This ASU is effective for interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, and there was no material impact on its condensed consolidated financial statements upon adoption.

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

Stock-based compensation and Options

During the three and six-month period ended June 30, 2023, 0 and 5,459 employee options were exercised respectively. During the three and six-month period ended June 30, 2022, no employee options were exercised. During the three and six-month period ended June 30, 2023, no employee options were granted. During the three and six-month period ended June 30, 2022, 0 and 6,000 employee options were granted, respectively.

The options granted to employees and board members and were recorded at a fair value and vested over three years. During the three and six-month period ended June 30, 2023, stock-based compensation expense of $66 and $133 was recorded for options that vested, respectively. During the three and six-month period ended June 30, 2022, stock-based compensation expense of $85 and $171 was recorded for options that vested, respectively. During the second quarter of 2023 and 2022, no options expired.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2021	127,000	$31.86	7.77
Granted	6,000	15.56	9.89
Exercised	-	-	-
Outstanding – March 31, 2022	133,000	$26.00	7.63
Granted	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2022	133,000	$26.00	7.63

Outstanding – December 31, 2022	147,619	$24.42	7.24
Granted	-	-	-
Exercised	(5,459)	0.07	0.24
Outstanding – March 31, 2023	142,160	$25.31	7.50
Granted	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2023	142,160	$25.31	7.50

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Research and development	1	1	3	3
Selling and marketing	6	6	12	12
General and administrative	59	213	118	291

Total	$66	$220	$133	$306

As of June 30, 2023, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was $195, which is expected to be recognized over a weighted average period of approximately 1.91 years.

Warrants

For the six months ended June 30, 2023 and 2022, there were 0 and 12,500 warrants granted, respectively. For the six months ended June 30, 2023 and 2022, no warrants were exercised and/ or cancelled.

Warrants
Outstanding – December 31, 2021	115,467
Granted	12,500
Exercised	-
Canceled	-
Outstanding – June 30, 2022	127,967

Outstanding – December 31, 2022	78,252
Granted	-
Exercised	-
Canceled	-
Outstanding – June 30, 2023	78,252

NOTE 5 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. All outstanding stock options and warrants for the six months ended June 30, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2023	June 30, 2022
Stock Options – employee and non-employee	142,160	133,000
Warrants	78,252	127,967
Total	220,412	260,967

The diluted loss per share equals basic loss per share in the six months ended June 30, 2023 and 2022 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 6 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
United States	$282	$476	$592	$723
Europe	-	1	19	12
Australia/New Zealand	-	5	13	5
Asia	-	3	1	9
Other	12	-	23	8
Total	$294	$485	$648	$757

For both the three and six months ended June 30, 2023, our two largest customers comprised approximately 86% of total revenues in each of the respective periods. Customer one comprised 36% and 86% while customer two comprised 50% and 0%, respectively. During the three and six months ended June 30, 2022, our largest customer comprised approximately 78% and 64% of total revenues, respectively.

NOTE 7 – LEASES

The Company has operating lease agreements with terms up to 2-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.56 years, with a weighted-average discount rate of 10%.

The Company incurred $36 and $14 of lease expense for its operating leases for the six months ended June 30, 2023 and 2022, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2023:

2023	$35
2024	3
Total undiscounted operating lease payments	38
Less: Imputed interest	1
Present value of operating lease liabilities	$37

NOTE 8 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received was estimated at the date of grant and at each reporting period using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	June 30, 2023	June 30, 2022
Price at valuation	$0.02	$0.08
Exercise price	$0.19	$0.19
Risk free interest	3.97%	1.44%
Expected term (in years)	7	8
Volatility	155.6%	137.7%

The Company considers this to be Level 3 inputs and is valued at each reporting period. For the three and six months ended June 30, 2023, changes in the fair value of these warrants amounted to $(2) and $0, respectively, leaving a balance of $3 as of June 30, 2023. For the three and six months ended June 30, 2022, changes in the fair value of these warrants amounted to $8 and $10, respectively, leaving a balance of $9 as of June 30, 2022.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the three and six months ended June 30, 2023 and 2022.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended June 30, 2023 and 2022:

Asset
Balance – December 31, 2021	$19
Fair value adjustments – Sanuwave warrants	(2)
Balance – March 31, 2022	$17
Fair value adjustments – Sanuwave warrants	(8)
Balance – June 30, 2022	$9

Balance – December 31, 2022	3
Fair value adjustments – Sanuwave warrants	2
Balance – March 31, 2023	$5
Fair value adjustments – Sanuwave warrants	(2)
Balance – June 30, 2022	$3

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2023
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$3	$3

	Fair Value Measurements as of December 31, 2022
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$3	$3

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Pending litigation

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019 (the “Exclusive Distribution Agreement”) between Protrade and the Company. Protrade alleges, in part, that the Company has breached the Exclusive Distribution Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million.

On March 15, 2022, the arbitrator issued a final award, which, determined that (i) the Company had the right to terminate the Exclusive Distribution Agreement; (ii) the Company did not breach the duty of good faith and fair dealing with regard to the Exclusive Distribution Agreement; and (iii) the Company did not breach any confidentiality obligations to Protrade. Nevertheless the arbitrator determined that the Company did not comply with the obligation to supply Protrade with a year’s supply of patches, and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated, and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

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

On July 10, 2023, we filed its appeal with the Appellate Division, Second Department. The Company intends to continue to vigorously pursue its opposition to the award in all appropriate fora.

As of June 30, 2023 and December 31, 2022, the Company accrued the amount of the award to Protrade amounting to approximately $1.9 million, with the $0.4 million of interest accrued as part of “Interest expense” and “Other accounts payable and accrued expenses” on both periods.

NOTE 10 – RELATED PARTY TRANSACTION

The firm of FisherBroyles LLP is handling the Company’s Protrade litigation and appeals. For the three and six months ended June 30, 2023, the Company have been billed and paid legal fees from FisherBroyles amounting to $23 and $89, respectively, and it has been recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of the Company’s board members, Aurora Cassirer, is a partner at FisherBroyles. Ms. Cassirer does not provide any legal services or legal advice to the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of June 30, 2023 and for the six months ended June 30, 2023 and 2022 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2022 and for the year then ended December 31, 2022, which are included in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 17, 2023. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to the Company.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our history of losses and expectation of continued losses;
●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations;
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows;
●	The geographic, social and economic impact of COVID-19 on the Company’s business operations;
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration approval of our product candidates;
●	Regulatory actions that could adversely affect the price of or demand for our approved products;
●	Market acceptance of existing and new products;
●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers (including the U.S. Centers for Medicare and Medicaid Services, or “CMS”);
●	Risks of product liability claims and the availability of insurance;
●	Our ability to successfully develop and commercialize our products;
●	Our ability to generate internal growth;
●	Risks related to computer system failures and cyber-attacks;
●	Our ability to obtain regulatory approval in foreign jurisdictions;
●	Uncertainty regarding the success of our clinical trials for our products in development;
●	Risks related to our operations in Israel, including political, economic and military instability;
●	The price of our securities is volatile with limited trading volume;
●	Our ability to regain compliance with the continued listing requirements of the NASDAQ capital market;
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses;
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors;
●	Our intellectual property portfolio and our ability to protect our intellectual property rights;
●	Our ability to recruit and retain qualified regulatory and research and development personnel;
●	Unforeseen changes in healthcare reimbursement for any of our approved products;
●	The adoption of health policy changes and health care reform;
●	Lack of financial resources to adequately support our operations;
●	Difficulties in maintaining commercial scale manufacturing capacity and capability;
●	Our ability to generate internal growth;
●	Changes in our relationship with key collaborators;
●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us;
●	Our failure to comply with regulatory guidelines;
●	Uncertainty in industry demand and patient wellness behavior;
●	General economic conditions and market conditions in the medical device industry;
●	Future sales of large blocks of our common stock, which may adversely impact our stock price; and
●	Depth of the trading market in our common stock.

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

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves. The global wound care device market totaled approximately $20.8 billion in 2022 and it is expected to grow to $27.2 billion by 2027 at a CAGR of 5.4% during 2022-2027 (as reported by Markets and Markets in June 2022).

Protrade Proceeding

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging that we were in breach of the Exclusive Distribution Agreement. Protrade alleges, in part, that we breached the Exclusive Distribution Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million.

On March 15, 2022, the arbitrator issued a final award, which, determined that (i) we had the right to terminate the Exclusive Distribution Agreement; (ii) we did not breach the duty of good faith and fair dealing with regard to the Exclusive Distribution Agreement; and (iii) we did not breach any confidentiality obligations to Protrade. Nevertheless, the arbitrator determined that we did not comply with the obligation to supply Protrade with a year’s supply of patches, and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that we allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. We believe that the number of patches per device alleged by Protrade is grossly inflated, and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, we submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York Nassau County seeking to confirm the award. On April 13, 2022, we submitted an application to the ICA seeking to correct an error in the award based on the evidence that we only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award, denied the application.

On July 22, 2022, we filed a cross-motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, we averred in our motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis.

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the award and denying the cross-motion.

On November 9, 2022, we filed a motion to re-argue and renew its cross-motion to vacate the arbitration decision based on newer information that was not available during the initial hearing. On the same day, we also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew.

On July 10, 2023, we filed our appeal with the Appellate Division, Second Department. We intend to continue to vigorously pursue our opposition to the award in all appropriate fora.

Nasdaq Minimum Stockholders’ Equity Requirement

On May 23, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Capital Market (“Nasdaq”) indicating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) (the “Rule”) for continued listing on Nasdaq because our stockholders’ equity of approximately $2.2 million as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023, is below the required minimum of $2.5 million, and as of May 22, 2023, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

In accordance with Nasdaq Listing Rules, we had 45 calendar days, or until July 7, 2023, to submit a plan to regain compliance. On July 7, 2023 we submitted our plan to regain compliance with the Nasdaq minimum stockholders’ equity standard. If our plan is accepted, Nasdaq may grant us an extension of up to 180 calendar days from the date of the notification letter to evidence compliance. On July 19, 2023, the Staff granted our request for continued listing pursuant to an extension through November 20, 2023, to evidence compliance with the Rule.

However, there can be no assurance that we will be able to regain compliance. If we do not regain compliance by the end of the extension granted by Nasdaq, or we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules permit us to appeal the decision to reject its proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenues. For the three months ended June 30, 2023 and 2022, our revenues were approximately $294,000 and $485,000, respectively, a decrease of approximately 39%, or $191,000 between the periods. The decrease in revenues was mainly due to decreased orders from Ultra Pain Products, LLC (“UPPI”), one of our two largest customers, partially offset, to a lesser extent, by the increase in volume of sales to veteran administration facilities (“VA”). Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the three months ended June 30, 2023, the percentage of revenues attributable to our products was: PainShield - 100% and UroShield - 0%. For the three months ended June 30, 2022, the percentage of revenues attributable to our products was: PainShield - 98% and UroShield - 2%. For the three months ended June 30, 2023 and 2022, the portion of our revenues that was derived from distributors was 96% and 97%, respectively.

Gross Profit. For the three months ended June 30, 2023 and 2022, gross profit was approximately $216,000 and $281,000, respectively, a decrease of approximately 23% or $65,000, mainly due to decreased sales to UPPI, which are sold a lower gross margin as compared to our sales to VA customers, as well as accounting for patches that were expired and written off, and replacement of old components that occurred in the second quarter of 2022.

Gross profit as a percentage of revenues was approximately 73% and 58% for the three months ended June 30, 2023 and 2022, respectively.

Research and Development Expenses. For the three months ended June 30, 2023 and 2022, research and development expenses were approximately $35,000 and $61,000, respectively between the periods. The decrease was mainly due to a decrease in expenses incurred to subcontractors and consultants for our research and development activities.

Research and development expenses as a percentage of total revenues were relatively steady totaling approximately 12% and 13% for the three months ended June 30, 2023 and 2022, respectively. This minimal decrease was mainly due to the increase in revenues.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2023 and 2022, selling and marketing expenses were approximately $227,000 and $333,000, respectively, a decrease of approximately 32%, or $106,000, between the periods. The decrease was mainly due to a decrease in payments to subcontractors and consultants, as we terminated a large distributor in the third quarter of 2022.

Selling and marketing expenses as a percentage of total revenues were approximately 77% and 69% for the three months ended June 30, 2023 and 2022, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2023 and 2022, general and administrative expenses were approximately $963,000 and $1,155,000, respectively, a decrease of approximately 17%, or $192,000, between the periods. The decrease was primarily due to increased legal fees related to pending litigations and appeal that started in the mid-year of 2022.

General and administrative expenses as a percentage of total revenues were approximately 328% and 238% for the three months ended June 30, 2023 and 2022, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Interest expense. For the three months ended June 30, 2023 and 2022, interest expense were $33,000 and $0, respectively. This pertains to the interest on the Company’s judgment liability for the 2nd quarter of 2023.

Income tax expense. For the three months ended June 30, 2023 and 2022, tax expenses were $13,000 and $16,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $228,000, or 18%, to approximately $1,074,000 for the three months ended June 30, 2023 from approximately $1,302,000 in the same period of 2022. The decrease in net loss resulted primarily from the factors described above.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenues. For the six months ended June 30, 2023 and 2022, our revenues were approximately $648,000 and $757,000 respectively, a decrease of approximately 14%, or $109,000 between the periods. The decrease was due to decreased orders from UPPI partially offset by higher sales to veterans’ administration facilities. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2023, the percentage of revenues attributable to our products was: PainShield - 95% and UroShield – 5%. For the six months ended June 30, 2022, the percentage of revenues attributable to our products was: PainShield - 98% and UroShield – 2%. For the six months ended June 30, 2023 and 2022, the portion of our revenues that was derived from distributors was 91% and 95%, respectively.

Gross Profit. For the six months ended June 30, 2023 and 2022, gross profit was approximately $451,000 and $387,000, respectively, an increase of approximately 17% or $64,000, mainly due to decreased sales to UPPI, which are sold a lower gross margin as compared to our sales to VA customers, as well as accounting for patches that were expired and written off, and the replacement of old components that occurred in the second quarter of 2022.

Gross profit as a percentage of revenues was approximately 70% and 51% for the six months ended June 30, 2023 and 2022, respectively. The increase in gross profit as a percentage resulted primarily from the reasons described above.

Research and Development Expenses. For the six months ended June 30, 2023 and 2022, research and development expenses were approximately $90,000 and $127,000, respectively, a decrease of approximately 29%, or $37,000, between the periods. The decrease was due to a decrease in expenses incurred to subcontractors and consultants for our research and development activities, especially as we engaged third parties to assist in regulatory matters during the three months ended June 30, 2023.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were relatively steady totaling approximately 14% and 17% for the six months ended June 30, 2023 and 2022, respectively.

Selling and Marketing Expenses. For the six months ended June 30, 2023 and 2022, selling and marketing expenses were approximately $441,000 and $543,000, respectively, a decrease of approximately 19%, or $102,000, between the periods. The decrease was due to lesser payments made to sales consultants and building website sales portals in 2022.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were relatively steady totaling approximately 68% and 72% for the six months ended June 30, 2023 and 2022, respectively.

General and Administrative Expenses. For the six months ended June 30, 2023 and 2022, general and administrative expenses were approximately $1,984,000 and $2,097,000, respectively, a decrease of approximately 5%, or $113,000, between the periods. The decrease was mainly due to the increased legal costs from the appeal of the arbitration litigation in the mid-year of 2022.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 306% and 277% for the six months ended June 30, 2023 and 2022, respectively.

Financial expense, net. For the six months ended June 30, 2023 and 2022, financial expenses, net was approximately $25,000 compared to $31,000, respectively, a decrease of approximately $6,000 between the periods mainly due to the change in fair value of the investment in Sanuwave.

Interest expense. For the six months ended June 30, 2023 and 2022, interest expense was $67,000 and $0, respectively. This pertains to the interest on the Company’s judgment liability for the first six months of 2023.

Income tax expenses. For the six months ended June 30, 2023 and 2022, tax expenses were $15,000 and $23,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $263,000, or 11%, to approximately $2,171,000 for the six months ended June 30, 2023 from approximately $2,434,000 in the same period of 2022. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $2,171,000 during the six months ended June 30, 2023, which primarily consisted of lower amount of revenues and increased interest expense from judgement liability. We also had negative cash flow from operating activities of $2,429,000 for the six months ended June 30, 2023. We had a cash balance of just over $253,000 as of June 30, 2023 and we expect to continue to incur losses and negative cash flows from operating activities, and therefore, do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of our ability to continue as a going concern We will need to continue to raise additional capital to finance our losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. As a result, we will be limited in our ability to raise additional capital. If we are unable to raise additional capital, we will need to adjust our business plan and reduce workforce.

During the six-month period ended June 30, 2023, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products and our development of future products and competing technological and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of June 30, 2023, other than the $1.9 million owed to Protrade under the court decision, which we continue to appeal.

As of June 30, 2023, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Cash flows

As of June 30, 2023, we had cash and cash equivalents of approximately $253,000, compared to approximately $2,713,000 as of December 31, 2022. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development cost, marketing and sales activities, finance and administrative cost, capital expenditures and general working capital.

Cash used in our operating activities was approximately $2,429,000 for the six months ended June 30, 2023, compared to $3,740,000 for the six months ended June 30, 2022.

Cash used in our investing activities was approximately $1,000 for the six months ended June 30, 2023, compared to $2,000 for the six months ended June 30, 2022.

Cash provided by financing activities was approximately $7,000 for the six months ended June 30, 2023, compared to $0 for the six months ended June 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2022, filed with the SEC on April 17, 2023.

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

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging we were in breach of an Exclusive Distribution Agreement. Protrade alleges, in part, that we breached the Exclusive Distribution Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million.

On March 15, 2022, the arbitrator issued a final award, which, determined that (i) the Company had the right to terminate the Exclusive Distribution Agreement; (ii) we did not breach the duty of good faith and fair dealing with regard to the Exclusive Distribution Agreement; and (iii) we did not breach any confidentiality obligations to Protrade. Nevertheless, the arbitrator determined that we did not comply with the obligation to supply Protrade with a year’s supply of patches, and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that we allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. We believe that the number of patches per device alleged by Protrade is grossly inflated, and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, we submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York Nassau County seeking to confirm the award. On April 13, 2022, we submitted an application to the ICA seeking to correct an error in the award based on the evidence that we only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award, denied the application.

On July 22, 2022, we filed a cross-motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, we averred in our motion that Protrade’s witness made false statements in arbitration, and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis.

On October 3, 2022, the court issued a decision granting Protrade its petition to confirm the award and denying the cross-motion.

On November 9, 2022, we filed a motion to re-argue and renew our cross-motion to vacate the arbitration decision based on newer information that was not available during the initial hearing. On the same day, we also filed a notice of appeal with the Appellate Division, Second Department. On March 21, 2023, the Court denied the motion to re-argue and renew.

On July 10, 2023, we filed our appeal with the Appellate Division, Second Department. We intend to continue to vigorously pursue our opposition to the award in all appropriate fora.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2023, the Company’s cash used in operations was $2,429 leaving a cash balance of $253 as of June 30, 2023. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is currently listed for trading on Nasdaq. We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

On May 23, 2023, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on Nasdaq because our stockholders’ equity of approximately $2.2 million as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023, is below the required minimum of $2.5 million, and as of May 22, 2023, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

In accordance with Nasdaq Listing Rules, on July 7, 2023 we submitted our plan to regain compliance with the Nasdaq minimum stockholders’ equity standard. On July 19, 2023, the staff of the Listing Qualifications Department of Nasdaq granted our request for continued listing pursuant to an extension through November 20, 2023, to evidence compliance with the minimum stockholders’ equity requirement, conditioned upon achievement of certain milestones included in the plan of compliance previously submitted to Nasdaq.

However, there can be no assurance that we will be able to regain compliance. If we do not regain compliance by the end of the extension granted by Nasdaq, or we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock will become subject to delisting. There is no assurance that we can regain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: August 11, 2023	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: August 11, 2023	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

