Form 10-K
period 2023-12-31
NanoVibronix, Inc.
filed 2024-04-08
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-36445

NanoVibronix, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

969 Pruitt Ave Tyler, Texas	77569
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	NAOV	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates as of June 30, 2023, the last business day of the registrant’s most recently completed second quarter and based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $4,830,581.

The number of shares outstanding of the registrant’s common stock as of April 8, 2024 was 2,784,354 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders. Such proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

NANOVIBRONIX, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

ITEM 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K. The following is a summary of such risks:

●	Our history of losses and expectation of continued losses.
●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, and Israel and certain hostile entities, could adversely affect our business, financial condition or results of operations.
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration (“FDA”) approval of our product candidates.
●	Our product candidates may not be developed or commercialized successfully.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures, cyber-attacks, or deficiencies in our cyber-security.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	The price of our securities is volatile with limited trading volume.
●	Our ability to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”).
●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” for additional risks which could adversely impact our business and financial performance. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “NanoVibronix,” and the “Company,” as used in this Annual Report on Form 10-K, refer to NanoVibronix, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only NanoVibronix, Inc. exclusive of its subsidiaries.

Trademarks

We have proprietary rights to certain trademarks used in this Annual Report on Form 10-K that are important to our business, some of which are registered under applicable intellectual property laws, including but not limited to UroShield™, PainShield™ MD, PainShield™ Plus, WoundShield™, UroShield®, PainShield®, PainShield Plus®, WoundShield®, UroShield® and NanoVibronix®.

Solely for convenience, trademarks and trade names referred to in this Annual Report appear without the “®” or “™” symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent possible under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trademarks, trade names or service marks to imply a relationship with, or endorsement or sponsorship of us by, any other companies. Each trademark, trade name or service mark of any other company appearing in this Annual Report on Form 10-K is the property of its respective holder.

Overview

Our Products

We were organized as a Delaware corporation in October 2003. Through our wholly owned subsidiary, NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel, we focus on non-invasive biological response-activating devices that target biofilm prevention, pain therapy, and wound healing and can be administered at home, without the assistance of medical professionals. Our primary products, which are in various stages of clinical and market development, currently consist of:

●	UroShield, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use, which has been, and is being marketed in the U.S. under FDA’s policy of enforcement discretion which was effectuated during the COVID-19 pandemic and is currently undergoing clinical testing that will, hopefully, support 510(k) clearance;

●	UroShield Ultra, is similar to UroShield, but is designed to prevent bacterial colonization and biofilm formation in urinary catheters to increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use, utilizing two separate transducers which provide ultrasound energy to both sides of an indwelling catheter.

●	PainShield, a patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Our PainShield family of products include:

●	PainShield MD, a single patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area.

●	PainShield Plus, a dual patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Similar to PainShield MD, it has a dual ultrasound delivery; and,

●	WoundShield, a patch-based therapeutic ultrasound device intended to facilitate tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation.

Each of our UroShield, PainShield, and WoundShield products employs a small, disposable transducer that transmits low frequency, low intensity ultrasound acoustic waves that seek to repair and regenerate tissue, musculoskeletal and vascular structures, and decrease biofilm formation, reduce blockage, and reduce pain related to urinary catheters as well as reducing incidence of associated urinary tract infections. Through their size, effectiveness and ease of use, these products are intended to eliminate the need for technicians and medical personnel to manually administer ultrasound treatment through large transducers, thereby promoting patient independence and enabling more cost-effective home-based care.

PainShield MD is currently cleared for marketing in the United States by the FDA. In September 2020, the FDA exercised its policy of enforcement discretion (“Enforcement Discretion”) to allow distribution of the UroShield device in the U.S. during the COVID-19 pandemic. While the U.S. government has declared an end to the public health emergency and had terminated Enforcement Discretion use for many medical devices, as of the date of this filing, we have not been notified of any change in the regulatory status for the use of our UroShield device. Both PainShield and UroShield have CE Mark approval in the European Union, which also permits sales in India and Ecuador, and a certificate allowing us to sell PainShield and UroShield in Israel. We have consummated sales of PainShield and UroShield in the relevant markets, and we saw sales increase in 2021 but decline slightly in 2022, and significantly increase in 2023. WoundShield has not generated significant revenue to date. Outside of the United States, we generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield and UroShield require a prescription from a licensed healthcare practitioner. If FDA clearance is obtained, we anticipate that WoundShield will require a prescription from a licensed healthcare practitioner in the United States. As stated previously, UroShield was approved through the FDA under Enforcement Discretion initially, for the duration of the COVID-19 pandemic and was intended to be sold directly to health care facilities and individuals. Individuals will require a prescription, but healthcare facilities will deploy the use of Uroshield based upon clinical need. However, in other countries in which we sell PainShield, UroShield, and WoundShield, such products are eligible for sale without a prescription.

Insurance Coverage and Reimbursement

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of our UroShield and PainShield, products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid and the Veterans Health Care network of facilities in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, prior to January 2020, we only had reimbursement codes in the United States (i.e., CPT codes) for clinical use only. Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (“CMS”) approved our PainShield for reimbursement for Medicare beneficiaries on a national basis. However, PainShield was not assigned a reimbursement value from CMS. The Company was denied reimbursement in September 2022 due to a lack of “life-cycle” testing. The Company had engaged Carmel Labs in Israel to conduct this testing and submitted the results to CMS with our 2023 application on January 3, 2023. On August 21, 2023, CMS, denied reimbursement with respect to PainShield due to their request for additional longevity testing. We are currently evaluating whether to resubmit another application to CMS.

With respect to UroShield, which may be used in a clinical and home setting, we currently have reimbursement in the United Kingdom (for supplies only), and throughout the VA system. We are seeking reimbursement codes for use of our products in the markets in which we have regulatory authority, including the United States, to sell such products. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes, but there is no guarantee that we will be successful in obtaining such codes quickly, or at all. We have engaged the law firm of Brown & Fortunato, PC, as regulatory counsel, to help facilitate our applications for reimbursement. We also engaged Idonea Solutions, Inc., an FDA consultant, to assist in our efforts to obtain clearance under the FDA’s policy of Enforcement Discretion, and obtain 510(k) clearance which is still ongoing. During the past couple of years the Company has entered into distribution partnerships for UroShield in the U.K., Australia, New Zealand, and Malta.

Clinical Studies

Prior to August 2023, we had completed seven separate clinical studies with UroShield that, together, evaluated approximately 220 patients with urinary catheters. In patients where the UroShield product was used there were no serious adverse events reported, and a variety of clinical beneficial observations were seen including: catheter biofilm reduction, reduction in catheter associated pain, reduction in urinary tract infections, and a significant decrease in bacteriuria rates. We completed a double blind clinical trial for UroShield in the United States in October 2018. The results of the study, entitled “The Effect of Surface Acoustic Waves on Bacterial Load and Preventing Catheter-Associated Urinary Tract Infections (CAUTI) in Long Term Indwelling Catheters,” were published in the December 2018 issue of Medical & Surgical Urology, a peer-reviewed journal in the field of urology. In the study, 55 patients in skilled nursing facility chain being treated with long term indwelling catheters were evaluated. There was a significant difference between the treated group and the placebo group in the number of colony forming units (“CFU”) present upon evaluation, as well as on the number of treated urinary tract infections (“UTI”), and the effect lasted beyond the time of active treatment. The study concluded that the UroShield device was shown to be effective in significantly reducing the number of CFUs in patients with indwelling catheters. The study also concluded that the UroShield device was shown to be effective in reducing the number of treated UTIs in this patient population, and surface acoustic waves in the form of the UroShield device is an effective tool in the prevention of catheter-associated UTI and while further evaluation is encouraged, can be safely utilized with a high likelihood of success.

In August 2023, we announced the results of our most recent clinical study of UroShield. The independent study, which was launched in the first half of 2021, was devised to evaluate how UroShield helps to reduce infection by preventing bacteria colonization and the build-up of biofilms on long-term indwelling urinary catheters in real world patients and to better understand the patient benefits and experiences of using UroShield. The study reported positive outcomes from the use of UroShield both in laboratory setting and in patient studies. Quantitative data from the research indicated a positive effect of UroShield on catheter-associated urinary tract infections (“CAUTI”) and catheter blockage, while qualitative data indicated favorable opinions from the majority of the participants and certainty that the UroShield was having a positive effect. Additionally, the authors of the study noted, “... the positive reported outcomes and the data from these preliminary studies indicate an effect on the community structure of the microbial populations found in the urine and forming the biofilm. This indicates potential for developing a healthy urinary microbiome by use of low frequency ultrasound, thus avoiding long-term use of antibiotics and the risks associated with such strategies.”

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

In 2021, the Company completed a study conducted by Dr. David Lemak, MD, a leading orthopedic surgeon with Birmingham Orthopedic and Sports Specialists. The study was intended to assess the PainShield’s ability to effectively treat Lateral Epicondylitis (Tennis Elbow). This was a double blinded, randomized control trial. Results of the study showed seven of ten patients with tennis elbow using PainShield plus physical therapy had complete pain resolution or significant improvement in pain.

We believe results of the Birmingham study could further reinforce that PainShield is safe, easy-to-use and highly effective in treating soft tissue pain. Patients in the study who wore our device reported marked reduction in pain and when combined with over-the-counter, anti-inflammatory medications, those same patients reported a complete resolution of symptoms within 10 days.

Dr. David Lemak, MD, added, “Patient outcomes were markedly improved with the use of PainShield and importantly, no patients returned with signs or symptoms of an exacerbation. Most encouraging are the results we were able to achieve for our patients without the use of prescription opioid medications, which can often lead to prolonged use and addiction.”

In November 2023, we announced that we entered into a research agreement with the Regents of the University of Michigan to further advance clinical evidence of the efficacy of UroShield through a randomized controlled trial (“RCT”). which are widely considered to be the ‘gold standard’ in clinical research.

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

2023 Reverse Stock Split

On February 8, 2023, we effected a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”) pursuant a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. At the effective time of the Reverse Stock Split, every 20 shares of our issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Any fractional share of a stockholder resulting from the Reverse Stock Split was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of our common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof.

Recent Developments

In April 2022, we announced that UroShield was approved for sale by NHS Supply Chain through a new contract. This new contract with NHS Supply Chain provides a dedicated end-to-end supply chain service of our UroShield for every NHS healthcare organization. UroShield will be available to all patients who need the device with full clinical support, through the NHS supply chain. On September 23, 2022, UroShield was approved for sale by the NHS Supply Chain through a new contract. In September 2023, we announced that its application for UroShield actuators to be available on NHS Prescription Services’ Drug Tariff has been approved.

The Company also confirmed that the contract with NHS Supply Chain for the supply of UroShield through the Company’s U.K. distribution partner, Peak Medical Limited, has been extended for up to four years.

Drug Tariff provides for full reimbursement of UroShield actuators by the NHS. Clinicians in the U.K. will be able to prescribe products, which are used in conjunction with the UroShield device, beginning November 1, 2023. Both hospital and community clinicians will have the option of prescribing UroShield either through the prescription process or through the NHS contract. Importantly, wherever a patient is treated, they can now receive the full UroShield system with the NHS covering the full cost.

In December 2023, we announced we entered into a non-binding letter of intent (the “LOI”) with Apogepha Arzneimittel GmbH (“Apogepha”) in which both parties will analyze the potential for Apogepha to distribute our premiere UroShield product in Germany and other European markets.

With a history that dates back over 100 years, Apogepha has established itself as a high quality, dedicated specialist in the field of urology. Pursuant to the terms of the LOI, Apogepha will commence a comprehensive market research study on how UroShield can fit into the pathway of care for patients with long term catheters. The goal of the LOI, and subsequent findings, will be for both us and Apogepha to better understand the feasibility of a distribution deal between both companies.

In March 2024, we entered into a contract with Veranex, Inc., to provide certain research and development services to assist with the development of the company’s next generation of UroShield and PainShield products. The Agreement has a term of approximately 50 weeks, subject to adjustments or earlier termination thereof in accordance with the terms of the Agreement, with estimated fees and expenses of up to approximately $1.1 million subject to certain adjustments, including among other things, revising the agreement in the event of changing assumptions or facts, unforeseen development deviations, or changes in scope. We expect engineering of the new technology to eventually allow us to find a US manufacturing partner once the development process has been completed.

Business Model

All of our products consist of a reusable controller device and a disposable component, which includes a transducer, and in the case of PainShield, a 30-day supply of adhering patches. The controllers have a life expectancy of three years, while the UroShield disposable transducer has a life expectancy of up to a month and must be replaced to provide the intended therapy. The components are purchased by either the distributor or end user for use in any of the intended applications. Once the controller is purchased by the end user, recurring revenue will be realized by purchases of replacement disposables to the extent that the end user continues treatment with our product.

Our products are intended to be distributed directly by the us, independent distributors, and potential licensees. Distributor cost is discounted to account for their intended margins, based upon purchase volumes and/or periodic purchase commitments, with the disposable transducer sold and distributed in the same fashion. We currently have an established distributor network and are implementing certain criteria within such network to ensure the appropriate assignment of a distributor or licensee. We are in the process of adding additional distributors to our network, and continue our efforts to identify market leaders in various segments to private label both PainShield and UroShield.

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

Our proprietary PainShield technology consists of a small, thin (1 millimeter) transducer that is capable of transmitting ultrasonic acoustic waves onto treatment surfaces with a radius of up to 10 centimeters beyond the transducer. This technology allows us to treat pain by securing our transducers to the skin with a separate adhesive patch, and portable self-adhering acoustic patch, thereby eliminating the need for technicians and medical personnel to manually administer ultrasound therapy, which should reduce the cost of therapy. Moreover, we believe that, based upon the body of evidence, the delivery of ultrasound through our portable devices may provide a competitive advantage over other existing therapies marketed for similar intended use(s) (e.g., to treat pain associated with muscle, tendon, and contractures), as our technology is positioned to directly target the affected areas of the body within the scope of the applicable FDA clearance.

While there are currently a number of products on the market that treat pain through ultrasound therapy, we believe that our products may be preferable in certain instances because they are portable, without the requirement to be plugged into an outlet and they have a frequency of 100kHz (in contrast to other devices, which have a frequency of closer to 1MHz and above), which means our products, when functioning as intended and in accordance with applicable design specifications, should not produce excessive heat that can damage tissue. Therefore, our products (i) can be self-administered by the patient without the need to be moved about the treated area by the patient or a clinician, (ii) can be applied for a significantly longer period without the risk of tissue damage and (iii) do not require the use of gel. We are also aware of one product, the SAM® Sport family of products, which received FDA approval after PainShield and has CE Mark approval, marketed by ZetrOZ, Inc., that we understand may eliminate certain of these requirements and limitations, namely the requirement to be plugged in, the need for movement around the treated area and the relatively short safe treatment period. However, we understand that this product does not generate surface acoustic waves as our products do, which means that the treatment area is generally limited to that under the transducer, that the use of transmission gel is still required, and that the transducer thickness is significantly greater than ours (approximately 1.5 cm). It is also our understanding that the FDA has issued multiple contraindications for SAM® Sport, which do not apply to the PainShield product.

There has been an article published in 2019 on SAM® Sport4 regarding clinical evidence demonstrating that ultrasound dose timing (i.e. daily treatment) and duration significantly impact benefits and treatment results. We are aware of a prospective randomized, double-blinded, placebo-controlled study on the effects of the long-duration low-intensity ultrasound treatment using SAM® Sport4 suggesting that ultrasound may be used as a conservative non-pharmaceutical and non-invasive treatment option for patients with knee osteoarthritis.

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

Conventional Ultrasound	PainShield Ultrasound

Traditional ultrasound device and our portable ultrasound patch-based device and a comparison of their energy distribution, where the X-axis represents treatment surface, and the Y-axis represents ultrasound energy penetration depth within tissue.

The PainShield Plus was introduced in March 2022. The new product design provides the same therapy as PainShield MD, but through two transducers which alternate in its duty cycle. This dual transducer design provides for a broader treatment with three hours of therapy.

In a comparison of a traditional ultrasound device and our portable ultrasound patch-based device, the bulk wave conventional ultrasound machines with handheld transducers distribute the energy deeply into the body, as shown above in diagram (A) on the left. In comparison, our device distributes the energy on the surface, as shown in diagram (B), thereby meaningfully increasing the treatment area. Our transducers may also be incorporated into treatment patches, including patches that are designed to deliver medicine and other compounds through the skin. The generation and delivery of low frequency ultrasound over a period of time to a specific area has been termed “targeted slow-release ultrasound”. We believe that this delivery method of ultrasound may be comparable to that of slow-release medication in the pharmaceutical industry. This “targeted slow-release” capability is intended to allow for more frequent targeting of the intended treatment area and thus may result in a more effective therapeutic response.

Micro Vibrations Technology and Our Products

In a 2007 study, increase in mean blood flow to the calf was higher in the vibration group than the placebo group. Improvements in local blood flow may be beneficial in the therapeutic alleviation of pain or other symptoms resulting from acute or chronic injuries (C. Button et al., “The effect of multidirectional mechanical vibration on peripheral circulation of humans”, University of Otago New Zealand, Clinical Physiology and functional Imaging, 2007 27, p211-216). A study on the effect of whole body vibration on lower extremity skin blood flow suggests, that short duration vibration alone significantly increases lower extremity skin blood flow, doubling skin blood flow for a minimum of 10 minutes following treatment (Lohman et al., “The effect of whole body vibration on lower extremity skin blood flow in normal subjects”, Department of Physical Therapy, Loma Linda university, USA, Med Sci Monit, 2007; 13(2) 71-76). Vibration has also been shown to stimulate angiogenesis and growth factors such as vascular endothelial growth factor (Suhr F et al., “Effects of short-term vibration and hypoxia during high intensity cycling exercise on circulating level of angiogenic regulators in humans”, J Appl Physiol, 2007, 103:474-483, Yue Z. et al., “On the cardiovascular effects of whole-body vibration I. Longitudinal effects: hydrodynamic analysis”, Studies Appl Math, 2007, 119:95-109).

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

Our Products

Product Design, Packaging, Identity

All of our products were redesigned in the fourth quarter of 2019, with an updated look and improved performance. These new designs were coupled with new branding, packaging, instructional manuals, and marketing materials. Beginning in the fourth quarter of 2019, our manufacturing in China, Singapore, and Israel commenced producing the redesigned products for distribution and delivered their first completed units in April 2020. We currently complete assembly in our facilities in Israel. Even though our ability to assemble our products has not been affected by the current political environment, we cannot predict if future events may cause delays. Our 2023 production run established an ample supply of devices and monthly disposable kits. The completed products can be used as a platform for either PainShield or UroShield. We do not anticipate a need to manufacture additional devices through 2024. However, due to an increased demand of disposable monthly kits, we continue to produce at a high rate to meet demand.

UroShield

UroShield is intended to prevent bacterial colonization and biofilm formation, increase antibiotic efficacy in the catheter lumen and decrease pain and discomfort associated with urinary catheter use. It is designed to be used with any type of indwelling urinary catheter regardless of the material or coating. Use of the device is contraindicated for use while there is an active UTI. We believe that UroShield may be the first medical device on the market that attempts to simultaneously address all of the aforementioned catheter-related issues. UroShield is similar in design to PainShield, in that it uses a driver unit that produces low frequency, low intensity ultrasound. The driver unit connects to a disposable transducer that is clipped onto the external portion of the catheter to deliver ultrasound therapy to all catheter surfaces as well as the tissue surrounding the catheter.

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

In 2022, the Company submitted to The National Institute for Health and Care Excellence, for review, the findings from an independent evaluation of its UroShield device on patients who had used the device for up to two years. Clinical data from the study conducted during 2020 by Coventry University’s Assistant Professor, Ksenija Maravic da Silva, reported statistically significant outcomes for the device including a reduced number of UTIs, reduced instances of prescribed antibiotics, reduced catheter blockages, reduced need for unplanned catheter changes and reduced pain reported as a result of catheter associated complications. The study also provided important insights into the lives of those using the device, including improvement of overall well-being, relating specifically to decreased levels of worry and increased ability to socialize. In addition, patient feedback on product improvements was addressed and has been incorporated in the present commercially available device.

In September 2022, UroShield was approved for sale by the NHS internal supply organization, NHS Supply Chain.

This contract with NHS Supply Chain provides dedicated end-to-end supply chain service of our UroShield for every NHS healthcare organization. UroShield will be available to all patients who need the device with full clinical support, through the NHS supply chain. It represents a significant opportunity for us to expand distribution of UroShield as it will now be made available to all clinicians and their patients through the NHS organization’s own supply channel. NHS Supply Chain manages the sourcing, delivery and supply of healthcare products and services for NHS trusts and healthcare organizations across England and Wales. The organization processes more than eight million orders per year across 94,000 order points and 17,465 locations serving as an integral part of the national healthcare system in the U.K. We are ramping up production to meet increase in demand that we anticipate as a result of this exciting development.

The original contract, which is designed to provide new innovative products for healthcare providers, began in October 2022, and the recent extension signed in the fall of 2023, will merge with the existing Urology and Stoma framework contract in February 2024 with optional extension periods.

Under the contract, NHS Supply Chain describes UroShield as a disposable ultrasound device designed to reduce the risk of CAUTI by reducing bacterial colonization and biofilm formation on indwelling urinary catheters. This ultimately translates into improved outcomes for patients and care provides, reduces the need for antibiotics, catheter changes and washouts and incidence of hospital visits, thereby reducing nursing time, bed days and ambulance transfers.

On March 1, 2023, the Company launched its month-to-month rental program for UroShield.

Market for UroShield

According to the Centers for Disease Control and Prevention, UTI is an infection involving any part of the urinary system, including urethra, bladder, ureters, and kidney. UTIs are the most common type of healthcare-associated infection reported to the National Healthcare Safety Network (NHSN). Among UTIs acquired in the hospital, approximately 75% are associated with a urinary catheter, which is a tube inserted into the bladder through the urethra to drain urine. Approximately 15-25% of patients who are admitted to a hospital will have an indwelling catheter at some point during their stay and 7% of nursing home residents are managed by long term catheterization. The most important risk factor for developing a catheter-acquired urinary tract infection (CAUTI) is prolonged use of the urinary catheter.

CAUTI is the most common nosocomial infection in hospitals and nursing homes, representing over 40% of all hospital-acquired infections (HAIs) and 20% of intensive care unit HAIs (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March–April 2001). In addition, CAUTIs are the source for approximately 20% of healthcare acquired bacteremia in acute care and 50% in long-term care facilities (Nicolle, Lindsay E. “Catheter Associated Urinary Tract Infections.” Antimicrobial Resistance and Infection Control 3 (2014)). The risk of acquiring CAUTI depends on the method and duration of catheterization and patient susceptibility. Patients requiring a urinary catheter have a daily risk of approximately five percent of developing bacteriuria and approximately 25% of patients develop nosocomial bacteriuria or candiduria over one week (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March–April 2001). Virtually all patients requiring indwelling urinary catheters for longer than a month become bacteriuric.

CAUTI occurs because urethral catheters inoculate organisms into the bladder and promote colonization by providing a surface for bacterial adhesion and causing mucosal irritation. The presence of a urinary catheter is the most important risk factor for bacteriuria. Once a catheter is placed, the daily incidence of bacteriuria is 3-10%. Between 10% and 30% of patients who undergo short-term catheterization (i.e., 2-4 days) develop bacteriuria and are asymptomatic. Between 90% and 100% of patients who undergo long-term catheterization develop bacteriuria. About 80% of nosocomial UTIs are related to urethral catheterization; only 5-10% are related to genitourinary manipulation. (John L. Brusch, “Catheter-Related Urinary Tract Infection”, Medscape, August 18, 2015).

The global catheter market size was valued at USD 37.3 billion in 2018 and is expected to witness a CAGR of 9.7% through 2026. Rising prevalence of chronic disorders leading to hospitalization has fuelled the growth of this market. The presence of multi-national manufacturers, improving medical facilities, supportive insurance policies are also some of the key factors propelling the market growth. North America is the largest regional market due to the presence of multi-national manufacturers and sophisticated healthcare infrastructure along with high product awareness levels. Asia Pacific is projected to expand at the maximum CAGR of 10.4%, over the study period. According to a Grandview research report published 2018, there are 25 million Foley catheters sold annually in the United States and 75 million catheters sold elsewhere yielding a total global Foley catheter market of 100 million units worldwide. The cost to treat a simple CAUTI has been estimated at $13,793 per case (AHRQ), and the cost of treating bacteremia has been estimated at $8,355 (NIH) per case, yielding a total healthcare burden of $830 million per year. While there are currently both antibiotic and silver coated catheters in the market, they often sell for approximately $10 above the non-antimicrobial equivalent.

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

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. However, in the United States, we do not have the requisite regulatory authorization to market UroShield for such use, as we have not yet obtained FDA clearance or approval for UroShield, and the FDA’s temporary, COVID-19 related policy of Enforcement Discretion under which we had been marketing UroShield since September 2020 expressly excludes use with a coated catheter. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications.

Regulatory Strategy

UroShield received CE Mark approval in September 2007 and was also approved for sale by the Israeli Ministry of Health in 2008. We have maintained our CE mark approval until now and expect that to continue going forward. We are able to sell UroShield in India and Ecuador based on our CE Mark. UroShield was granted a Canadian medical device license in September 2016, although, due to a modification of regulatory standards in Canada, we have lost our Canadian license. We are working toward reinstatement of our Canadian license. To that extent, we passed an audit in or around October 2022.

In the European Union, UroShield has been marketed for the prevention of CAUTI and biofilm formation, decreased pain and discomfort associated with urinary catheters and increased antibiotic efficacy.

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of the UroShield device in the United States. According to the FDA, “UroShield® device could use Intended Use Code (IUC) 081.006: Enforcement discretion per final guidance, and FDA product code QMK (extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic)”.

Accordingly, the FDA’s Enforcement Discretion temporarily cleared the way for import of UroShield to the U.S. during the COVID-19 pandemic, immensely expanding the company’s addressable market for the device during this time period. As of the date of this report, we have not been notified of any change in our Enforcement Discretion status and we will continue to operate under Enforcement Discretion guidelines, or until we are notified of a change in status by a qualified regulatory body. The device is designed to aid in the prevention of CAUTI incidence in patients requiring long-term indwelling catheterization, defined as 14 days or greater.

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

The exhaustive extractions were performed with non-polar, polar and aqueous solvents. An additional simulated use extraction using Saline and Ethanol was performed. Overall, the extractables from both groups were comparable and toxicological evaluation showed that all compounds from extraction with UroShield were below the tolerable exposure limits. Most of the compounds had a margin of safety greater than 10 and 4 compounds had margin of safety between 1.5 and 10. Overall, the toxicological risk for using UroShield with a urinary catheter is similar or at even lower levels as compared to a catheter without UroShield attached.

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

From time to time, we have had interest from strategic companies in the catheter market to partner, license or acquire the UroShield technology. These strategic partners are active in the urology market and may be interested in integrating UroShield as an accessory, into their respective range of products. Discussions with these partners are ongoing. There has also been interest from other companies with various invasive line applications.

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

Purpose	Doctor/Location	Time, subjects	Objectives	Results
UroShield Randomized Control trial	5 different nursing facilities	2017 - 2018 51 subjects	51 subjects were evaluated with 26 in the active/treatment group and 25 in the control group. All patients had been treated for at least one incident of a catheter-acquired urinary tract infection (CAUTI) requiring antibiotics in the preceding 6 months prior to trial initiation.	At the 90-day evaluation, 13 of 25 subjects (52%) in the control group developed a CAUTI requiring systemic antibiotics while only 1 of 26 patients (4%) in the UroShield™ group required antibiotic. All study subjects had an initial colony count of greater than 100,000 CFU cultured from their urinary tract. At thirty days, all subjects within the control group showed no change in the number of their bacteria count which was greater than 100,000 CFU, while those in the treatment group showed a reduction to 10,000 CFU in 15 of 26 subjects and only 1,000 CFU in 10 of 26 subjects, proving a decrease in both bacterial colonization and the incidence of Urinary Tract Infection.

Recently Completed, Current, Ongoing and Planned Clinical Trial

If we are able to locate a strategic partner or otherwise obtain sufficient funding, we anticipate conducting the following clinical trial:

Trial	Place	Start Date/Timing	Objectives
UroShield FDA Administration trial 306 patient trial	University of Michigan	April 2024

Safety and efficacy of UroShield in urinary catheter related pain and infection and biofilm formation.

The results of previous clinical trials may not be predictive of future results, and the results of our planned clinical trial, if we are able to locate a strategic partner or otherwise obtain sufficient funding, may not satisfy the requirements of the FDA.

PainShield

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

Competition for PainShield

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

CMS approved PainShield for reimbursement for Medicare beneficiaries on a national basis in January 2020 although we have never received a reimbursement value. We are evaluating our options on how to receive this reimbursement value.

Our marketing efforts continue to expand in the direct to consumer, Veterans Health Care network, and workers’ compensation market. Relative to the VA market, we are currently represented by Applied Medical and Delta Medical. Delta Medical is a Service Disabled Veteran Organization Small Business (SDVOSB). PainShield is approaching the workers’ compensation market through various sales agents and on a direct basis. Additionally, on March 1st, 2023, we established a rental program for direct to consumer marketing for patients without health insurance coverage.

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

In order to prove to the FDA that the requirement for a physician prescription is not necessary to ensure safe and effective use of the product, proof of safety and consumer “usability” needs to be established. We engaged User-View, Inc to facilitate our Usability study and received the favorable results we expected. The product packaging and all instruction documents have been modified in an effort to meet OTC standards. We also engaged an outside laboratory to perform acoustic testing on all PainShield products. We previously anticipated submission of a 510(k) for PainShield Relief to the FDA, for OTC use as a class 1 device, in early April 2022, but do not expect such submission to take place until 2025 as we are evaluating whether any additional data or action steps are needed including potentially redesigning the product in appearance and functionality.

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

Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain, such as tendonitis, sports injuries, pelvic pain, and neurologic pain, depending on the scope of the approval or clearance from each applicable jurisdiction, and we have sold over 8,000 units since its introduction. We have entered into distribution agreements in United States, Europe, Australia, and India for the distribution of PainShield. We intend to seek additional distribution opportunities in Europe, East Asia and Ecuador. In addition, we sell PainShield directly to patients through our website in jurisdictions where direct-to-consumer sale is permitted. We are continuously improving our marketing efforts in the U.S. market and throughout the world to establish licensing and private label partnerships as well.

We have identified a unique application for PainShield in applicable foreign jurisdictions where such application is authorized, which is the treatment of a severe facial nerve pain called Trigeminal Neuralgia, otherwise known as tic douloureux. The FDA lists facial application as a contraindication and has not cleared or approved PainShield for such use in the United States. We are considering pursuing FDA approval of the PainShield for Trigeminal Neuralgia, which will likely require additional data and clinical investigation to support an application for premarket approval (“PMA”) for this indication, if such PMA is required by FDA. Two studies were performed in Israel, “A Randomized Control Trial Examining the Efficacy of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound in Trigeminal Neuralgia Pain”, and “A Sound Solution for Trigeminal Neuralgia”. Two trials which enrolled a total of 16 and 15 patients respectively, both conducted at the Sheba Medical Center in Israel, concluded that these studies support the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease. One of the studies showed a reduction in pain among 73% of the participants. We believe this to be an ideal market to address with the PainShield. With few existing treatment alternatives, we believe the PainShield could prove to be a practical and safe alternative. A broader RCT, targeting 60 patients suffering from unilateral trigeminal neuralgia, was also completed. The article was published on January 22, 2019, in the Journal of Anesthesiology and Pain Research, under the title “The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia”. We cannot predict the success of any future trials, nor can we guarantee that FDA will grant approval for such use.

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

We have also identified a market for PainShield in the professional sports industry, where in some cases, reimbursement may be available from sports alumni organizations or, more likely, self-pay. In order to pursue this market, we are exhibiting at sports trainer’s meetings, pursuing alumni associations, advertising in their media, and have recently engaged a national distributor in the United States. Discussions and ongoing negotiations continue with other appropriate distributors in these various market segments.

Clinical Trials

To date, we have conducted or are in the process of conducting the clinical trials set forth below:

Purpose	Doctor/Location	Time, subjects	Objectives	Results
A sound solution for Trigeminal Neuralgia Physician initiated	Dr. Ch. Adahan Sheba Medical Center	2009 15 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	73% of the subjects experienced complete or near complete relief.

Randomized control trial examining the efficacy of low intensity low frequency Surface Acoustic wave ultrasound in trigeminal neuralgia pain For Ph.D., Funded by Israeli Ministry of Health	Dr. M. Zwecker Chaim Sheba Medical Center, Tel Hashomer, Israel	2012-2012 16 patients	●Reduction in pain ●Reduction in disability ●Improvement of function and quality of life ●Accelerating of healing	In conclusion this study supports the hypothesis that the application of Low Intensity Low Frequency Surface Acoustic Wave Ultrasound (LILF/SAW) may be associated with a clinically significant reduction of pain severity among patients suffering from trigeminal neuralgia disease.

Purpose	Doctor/Location	Time, subjects	Objectives	Results
Treating Rutgers university athletic injuries with band aid sized ultrasound unit PainShield	R. Monaco, G. Sherman, Rutgers University Athletic, Rutgers, New Jersey	2011 35 patients

●To assess the pain, functional capacity and discomfort of the subject

●To assess the subject’s quality of life

●To assess the injury status

●To assess the efficacy of the treatment

●To assess compliance factors

Active group:

74% had improvement, 26% no change

Sham group:

56% no change, 44% had improvement

This is an indication of the effectiveness of the device.

Lack of funding for statistical analysis has stopped this trial prior to fulfilment.

Reduction of chronic abdominal and pelvic pain, urological and GI symptoms using wearable device delivering low frequency ultrasound	D. Wiseman, Synechion Institute for Pelvic Pain	2011 19 patients	●To assess the efficacy of PainShield for pelvic and related pain	Improvement in pain related symptoms noted for all symptoms.

The Effects of the NanoVibronix’s PainShield Surface Acoustic Waves on the Symptoms of Lateral Epicondylitis	Dr. David Lemak, a leading orthopedic surgeon with Birmingham Orthopedic and Sports Specialists.	2019, 24 patients	A randomized, double blinded study for 30 days that evaluated the effectiveness and safety of PainShield Surface Acoustic Wave (SAW) technology on patients suffering from pain and discomfort, as well as limited mobility caused by the effects of chronic or acute lateral epicondylitis (LE) (“tennis elbow”).

All patients in the study had symptoms of pain and point tenderness at the beginning of the study. Conversely, at the conclusion of the study, 91% of the patients in the PainShield control group had complete or partial resolution of symptoms. Patients used PainShield in conjunction with over-the-counter medication, as needed, but without the benefit of opioid-based prescription medication. The study concluded that the PainShield device is safe and effective in the treatment of tennis elbow.

The Effect of a Surface Acoustic Wave (SAW) Device on the Symptomatology of Trigeminal Neuralgia	Shira Markowitz, MD, New York, NY	Early 2018 59 patients	To measure pain scores, quality of life, and breakthrough drug use of 59 patients with a diagnosis of unilateral trigeminal neuralgia.	There was a significant difference in the outcomes of the two groups relative to pain, quality of life, and breakthrough medications taken, which was directly correlated to pain experienced during treatment. Specifically, the treatment group experienced a 55.2% improvement in baseline pain scores versus 2.3% for the control group. The treatment group experienced a 46.4% reduction in breakthrough pain medication versus 1.5% for the control group.

If we are able to obtain sufficient funding, we anticipate conducting the following clinical trials:

Trial	Place	Start Date/Timing	Objectives
Surface Acoustic Wave (PainShield) and its effectiveness on bone growth stimulation	To be determined	To be determined	Test the effect of Surface Acoustic Wave (SAW)/PainShield for bone growth stimulation

WoundShield

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

In March 2020, we signed a license agreement with Sanuwave Health, Inc. (“Sanuwave”) for the manufacture and delivery of our WoundShield technology. Under the terms of the agreement, NanoVibronix received warrants to purchase up to 127,000 of Sanuwave stock upon signing and, will receive a $250,000 milestone payment based on FDA approval, and 10% royalty on Sanuwave’s gross revenues from sales or rentals of WoundShield. In return, Sanuwave has received the worldwide, exclusive rights to the Company’s WoundShield product and technology. We are currently in late stage discussions with Sanuwave to terminate this agreement in exchange for forfeiting our Sanuwave warrants and expect this termination be finalized in the second quarter of 2024.

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

Competition for WoundShield

The market for advanced wound care includes a number of competitors, such as the 3M Company, Smith and Nephew plc and Convatec Inc., all of whom market wound-healing medical devices. Due to their size, in general these companies may have significant advantages over us. These competitors have their own distribution networks for their products, which gives them an advantage over us in reaching potential customers. In addition, they are vertically-integrated, which may allow them to maximize efficiencies that we cannot achieve with our third-party suppliers and distributors. Finally, because of their significantly greater resources, they could potentially choose to focus on research and development of technology similar to ours, more than we are able to. In general, we believe that these competitors have, and will continue to have, substantially greater financial, technological, research and development, regulatory and clinical, manufacturing, marketing and sales, distribution and personnel resources than we do. However, we believe that our products differentiate us from these competitors, and we will be competitive on the basis of our technology. We believe that the strength of these competitors may create an opportunity through strategic partnerships.

At present, ultrasound treatment for wounds is limited only to wound debridement (removal of damaged tissue or foreign objects from a wound) and such products are marketed by Arobella Medical, LLC, which produces the Qoustic Wound Therapy System, Misonix Inc., which produces SonicOne products, and Alliqua Biomedical, Inc., which produces the MIST Therapy System. Due to their size, in general these companies may have the same advantages over us as discussed with respect to our competitors in the paragraph above. However, these ultrasound devices are indicated for use only in medical clinics and require an operator to deliver their treatment, thus limiting their use and application. The MIST Therapy System and Quostic Therapy System are non-contact ultrasound device that delivers ultrasound through a mist that is applied directly on the wound.

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

The most common method of oxygen administration for wound healing is hyperbaric oxygen therapy, especially to treat specific ulcerations in diabetic patients. Hyperbaric oxygen therapy has been shown to increase vascular endothelial growth factor expression, which measures the creation of new blood vessels (Fok TC, at el, “Hyperbaric oxygen results in increased vascular endothelial growth factor (VEGF) protein expression in rabbit calvarial critical-sized defects”, Schulich School of Medicine and Dentistry, University of Western Ontario, Canada). The activation of endothelial cells by VEGF sets in motion a series of steps toward the creation of new blood vessels (J Lewis et al., National Cancer Institute, Understanding Cancer and Related Topics, Understanding Angiogenesis). We believe that the WoundShield instillation patch, which can be used as an oxygen instillation system, will be complementary to, or in some cases an alternative to, the use of hyperbaric chamber therapy. This complementary treatment option will allow the treating physician greater therapeutic versatility in treating wounds. For a certain populace of patients, we believe that the WoundShield instillation patch could provide physicians with an alternative to hyperbaric oxygen therapy because it provides the same benefits as hyperbaric oxygen therapy at a lower cost to the patient. There are a number of competitors in the hyperbaric chamber therapy market, including approximately eight companies in the United States. Due to their size, in general these companies may have the same advantages over us discussed with respect to our competitors in the first paragraph of this section. However, we believe that the WoundShield instillation patch possesses certain advantages over the existing hyperbaric chamber therapy, including lower cost and greater ease of use. In addition, we believe that the WoundShield instillation patch will not necessarily compete with hyperbaric chamber therapy, but rather will often complement such therapy.

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

We do not intend to seek FDA clearance in the short term.

Sales and Marketing

WoundShield has generated minimal revenues to date. In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. We are currently in late stage discussions with Sanuwave to terminate this agreement in exchange for forfeiting our Sanuwave warrants and expect this termination be finalized in the second quarter of 2024.

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

Third Party Reimbursement

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, Veterans Health Care network, among others. These third party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third-party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third -party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been approved or cleared by the FDA for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third -party payers.

Over-the-counter products, such as the proposed PainShield Relief product that we are developing, if ultimately cleared for marketing by the FDA, are generally not reimbursed by any third-party payers.

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

PainShield. Effective as of January 2020, CMS approval for Medicare reimbursement was added through code K1004. The value of the reimbursement has not yet been confirmed. We continue to work toward a favorable reimbursement with outside legal counsel and reimbursement consultants. The most recent application for reimbursement from CMS/Medicare was submitted on January 3, 2023 in which CMS denied reimbursement due to their request for additional longevity testing. We are currently evaluating whether to resubmit another application to CMS.

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

New Product Under Development

Renooskin

In 2016, we started developing a device candidate for the facial rejuvenation market called Renooskin. Previous in vitro studies on human skin were done showing that the SAW technology provided skin rejuvenation comparable to Retinol A which is a well-accepted anti-aging cream. We have developed a head band like applicator for the PainShield SAW treatment and are in the process of arranging for a pilot trial with a cosmetic dermatologist and/or plastic surgeon. We believe that, subject to proof of efficacy of the Renooskin and receiving regulatory approval, neither of which are guaranteed, the device candidate could potentially be sold in a non-reimbursement market since cosmetic devices are private pay. We are still considering several paths towards commercialization but such actions are limited due to the lack of financial resources available to effectively market the technology.

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

Our patent portfolio includes at least the following issued patents, as well as a number of corresponding foreign patents in relevant jurisdictions: (1) U.S. Patent No. 7,393,501 to “Method, Apparatus and System for Treating Biofilms Associated With Catheters” (expiring on December 19, 2023); (2) U.S. Patent No. 7,829,029 to “Acoustic Add-On Device for Biofilm Prevention in Urinary Catheter” (expiring on October 27, 2025); (3) U.S. Patent No. 9,028,748 to “System and Method for Surface Acoustic Wave Treatment of Medical Devices” (expiring on July 11, 2030); and (4) U.S. Patent No. 9,585,977 directed to “System and Method for Surface Acoustic Waves Treatment of Skin” (expiring on August 20, 2033). These patents cover a wide range of embodiments and applications of our proprietary surface acoustic wave (SAW) technology, including our commercialized PAINSHIELD, PAINSHIELD PLUS, WOUNDSHIELD and UROSHIELD devices. Specifically, the patents provide for methods of generating SAW on surfaces of indwelling medical devices and to topical and urological applications therefor, for alleviating pain and for wound healing, and for preventing formation of bacterial biofilms on catheters.

In addition to the above patents, our pending patent applications and new filings are representative of our ongoing efforts to broaden our portfolio as we continue to develop new applications for our ultrasound technology. Pending patent applications related to UROSHIELD devices are directed to Multiple Frequency Surface Acoustic Waves for Internal Medical Device and System, Device, and Method for Mitigating Bacterial Biofilms Associated with Indwelling Medical Devices, PCT application (PCT/US24/18759). This new patent applications covers the next generation of UROSHIELD devices operating at multiple frequencies and devices which are compatible in portable and wireless systems.

Pending patent applications related to PAINSHIELD, PAINSHIELD PLUS, WOUNDSHIELD devices are directed to Transdermal Patch of a Portable Ultrasound-Generating System for Improved Delivery of Therapeutic Agents and Associated Methods of Treatment and Portable Ultrasound System and Methods of Treating Facial Skin by Application of Surface Acoustic Waves.

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

Trademarks

In addition to patent protection, we own numerous registered trademarks for our commercialized WOUNDSHIELD (in the U.S. and Canada), NanoVibronix (in the U.S. and Canada), WOUNDSHIELD (in the U.S. and Canada), PAINSHIELD (in the U.S. and Canada), and UROSHIELD (in the U.S.). Generally, the protection afforded by trademarks is perpetual, subject to paying timely renewals and continuing proper use in commerce. In addition to the above, we expect to pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

Government Regulation

U.S. Food and Drug Administration Regulation

Each of our products must be approved, cleared by, or registered with the U.S. Food and Drug Administration (“FDA”) before they can be marketed in the United States, and they can only be marketed consistently with their respective approved or cleared indication(s) of use. Before and after approval or clearance in the United States, our products, approved or cleared products and product candidates, are subject to extensive regulation by the FDA under the Federal Food, Drug, and Cosmetic Act and/or the Public Health Service Act, as well as by other regulatory bodies. The FDA regulations govern, among other things, the development, testing, manufacturing, labelling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, distribution and market withdrawal and recalls of medical devices and pharmaceutical products. PainShield MD and PainShield MD Plus have each already obtained 510(k) marketing clearance by the FDA. We are in the process of conducting clinical and non-clinical testing to support a submission for FDA clearance for PainShield Relief as an over-the-counter drug.

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

Accordingly, the FDA’s Enforcement Discretion temporarily cleared the way for import of UroShield to the U.S. during the COVID-19 pandemic, immensely expanding the company’s addressable market for the device during this time period. As of the date of this report, we have not been notified of any change in our Enforcement Discretion status and we will continue to operate under Enforcement Discretion guidelines, or until we are notified of a change in status by a qualified regulatory body. The device is designed to aid in the prevention of CAUTI incidence in patients requiring long-term indwelling catheterization, defined as 14 days or greater.

FDA Approval or Clearance of Medical Devices

In the United States, medical devices are subject to varying degrees of regulatory control and are classified in one of three classes depending on the extent of controls FDA determines are necessary to reasonably ensure their safety and efficacy:

●	Class I: general controls, such as labelling and adherence to quality system regulations, and a pre-market notification (510(k)) unless exempt;

●	Class II: special controls, pre-market notification (510(k)) unless exempt, specific controls such as performance standards, patient registries and post-market surveillance and additional controls such as labelling and adherence to quality system regulations; and

●	Class III: special controls and approval of a Pre-Market Approval, or PMA, application.

WoundShield and PainShield are classified as Class II medical devices and require U.S. Food and Drug Administration authorization prior to marketing, by means of 510(k) clearance. Due to its nature and the lack of existing predicate devices on the market, UroShield is automatically classified as a Class III device for which a PMA is required, unless our request for De Novo reclassification is successful, in which case, it will be classified as a Class II device and subject to the same post market framework as 510(k)-cleared devices.

To request marketing authorization by means of a 510(k) clearance, we must submit a pre-market notification demonstrating that the proposed device is substantially equivalent to a legally marketed medical device (referred to as a “predicate device”). A finding of substantial equivalence requires that the proposed new device (i), has the same intended use as a predicate device; (ii) has the same or similar technological characteristics as the predicate device; (iii) is as safe and effective as the predicate device; and (iv) does not raise different questions of safety and effectiveness than the predicate device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labelling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. The typical duration to receive 510(k) approval is approximately nine months from the date of the initial 510(k) submission, although there is no guarantee that the timing will not be longer.

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

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive nonclinical and clinical trial data. Information about the device and its components, device design, manufacturing and labelling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the review period, an FDA advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. The FDA is not bound by the advisory panel decision. While the FDA often follows the panel’s recommendation, there have been instances where the FDA has not. If the FDA finds the information satisfactory, it will approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labelling, promotion, sale and distribution, or requirements to do additional clinical studies post-approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labelling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The typical duration to receive PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

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

FDA’s IDE regulations govern investigational device labelling, prohibit promotion, and specify an array of GCP requirements, which include, among other things, recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s regulations for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavourable or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant approval or clearance of a product.

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

●	the FDA quality systems regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

●	labelling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labelling;

●	if applicable, the Electronic Product Regulations found in 21 CFR parts 1000-1050, which provide additional requirements applicable to electronic products, including records and reporting requirements; and

●	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

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

To ensure compliance with regulatory requirements, medical device manufacturers are subject to market surveillance and periodic, pre-scheduled and unannounced inspections by the FDA, and these inspections may include the manufacturing facilities of subcontractors and third-party component suppliers.

Good Manufacturing Practices Requirements

As noted above, manufacturers of medical devices are required to comply with the good manufacturing practices set forth in the quality system regulations promulgated under section 520 of the Food, Drug and Cosmetic Act as further set forth in the Code of Federal Regulations as 21 CFR Part 820. Current good manufacturing practices (“CGMP”) regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must meet current good manufacturing practices requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by the FDA and other authorities to assess compliance with applicable regulations. Failure to comply with or to promptly comply with statutory and regulatory requirements subjects a manufacturer, and possibly us, to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labelling changes or in product recall. Product approvals may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

International Regulation

We are subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of product standards, packaging requirements, labelling requirements, import and export restrictions and tariff regulations, duties and tax requirements. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from UFDA requirements.

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

U.S. Fraud and Abuse and Other Health Care Laws

In the United States, federal and state fraud and abuse laws prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of health care products and services. Other provisions of federal and state laws prohibit presenting, or causing to be presented, to third party payers for reimbursement, claims that are false or fraudulent, or which are for items or services that were not provided as claimed. In addition, other health care laws and regulations may apply, such as transparency and reporting requirements, and privacy and security requirements. Violations of these laws can lead to civil and criminal penalties, including exclusion from participation in federal and state health care programs. These laws are potentially applicable to manufacturers of products regulated by the FDA as medical devices, such as us, and hospitals, physicians and other potential purchasers of such products. The health care laws that may be applicable to our business or operations include:

●	The federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for, or recommending the ordering, purchasing or leasing of, items or services payable by Medicare, Medicaid or any other federal health care program.

●	Federal false claims laws and civil monetary penalty laws, including the False Claims Act, that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government health care programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits knowingly and wilfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretences, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, and for knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for health care benefits, items or services.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which also impose obligations and requirements on health care providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform certain services for them that involve the use or disclosure of individually identifiable health information, with respect to safeguarding the privacy and security of certain individually identifiable health information.

●	The federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payers, including private insurers, many of which differ from each other in significant ways and often are not pre-empted by federal law, thus complicating compliance efforts.

Manufacturing and Suppliers

In December 2018, we announced we appointed Quasar Engineering Ltd, as contract manufacturer for the PainShield, UroShield and WoundShield, as well as other devices. Following our agreement with Sanuwave, Quasar is no longer the manufacturer of the WoundShield. Quasar is a medical device manufacturer, located in China, with over 30 years of experience, serving major brands worldwide, with complex catheters, disposables, and FDA regulated assemblies. Starting in the fourth quarter of 2019, we started using Quasar to manufacture all of our newly redesigned products. Quasar temporarily shut down for sixty days in early 2020, due to the COVID-19 outbreak which led to a significant delay in the production of goods needed to fulfil our sales orders, and became fully operational in April 2020. Presently, we are not experiencing delays in the production of our products.

Quasar added a new manufacturing facility in Singapore late in the third quarter of 2022. Some of our product manufacturing moved to this plant for final production and packaging. For the year 2023, through the current date, however, all of our programming and disposable kit manufacturing are being performed in our facilities in Israel.

We order certain component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers for these components are B Star, Inc and Plastic One. We do not have written agreements with any of these suppliers, but we believe anyone could be easily replaced if necessary.

Customers

We currently sell our products both directly through our website and indirectly via distribution agreements, with approximately 98% of our sales coming through distributors and customers who are referred to us through sales agents, and the remaining 2% from consumers who contact us through our website, in 2023. We expect that percentage to decline as we enter into additional sales agent agreements. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, Australia, New Zealand, and Malta. For the year ended December 31, 2023, our largest customer was Ultra Pain Products Inc, to whom our sales of products to them comprised approximately 40% of our total revenues.

We are currently in discussions with several distribution companies with access to various markets in the United States, Europe, and Asia, as well as the Veterans Health Care network facilities. Our current agreements stipulate that distributors will be responsible for carrying out local marketing activities and sales. We are responsible for training, providing marketing guidance, marketing materials, and technical guidance. In addition, in most cases, all sales costs, including sales representatives, incentive programs, and marketing trials, will be borne by the distributor. We expect any future distribution agreements to contain substantially similar stipulations. Under our current agreements, distributors purchase our products from us at a fixed price. Our current agreements with distributors are generally for a term of approximately two to three years and automatically renew for additional annual terms unless modified by either party. We also service patients directly as a result of independent sales agents.

Our People and Human Capital Resources

Employees

As of December 31, 2023, as well as of April 8, 2024, we had 10 full-time employees and 6 part-time employees, which is an increase of two part-time employees from the four part-time employees we had as of December 31, 2022, and as of March 31, 2023. We also regularly work with several independent consultants and other contract organizations to support our business and we regularly evaluate additional talent to help support our product manufacturing, development, financial, and other capabilities.

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

Safety, and Wellness

At NanoVibronix, we believe that health matters to everyone, and the safety health, and wellness of our employees is one of our top priorities. We are committed to developing and fostering a work environment that is safe, professional, and promotes teamwork, diversity, and trust in order to afford all of our employees the opportunity to contribute to the best of their abilities.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, are filed with the SEC. The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.nanovibronix.com, as soon as reasonably practicable after we have electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Risks Related to Our Business

●	We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability
●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.
●	If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.
●	If we fail to obtain an adequate level of reimbursement for our approved products by third party payers, there may be no commercially viable markets for our approved products or the markets may be much smaller than expected.
●	The medical device and therapeutic product industries are highly competitive and subject to rapid technological change. If our competitors are able to develop and market products that are safer and more effective than any products we may develop, our commercial opportunities will be reduced or eliminated.
●	We face the risk of product liability claims and may not be able to obtain insurance.
●	Our product candidates may not be developed or commercialized successfully.
●	If we fail to retain our key management, or to attract and keep additional key personnel, we may be unable to successfully execute our business plan.
●	Our need to increase the size of our organization in order to successfully manage our growth.
●	Our failure to protect our intellectual property rights could diminish the value of our solutions, weaken our competitive position and reduce our revenue.
●	We could incur substantial costs and disruption to our business as a result of any dispute related to, or claim of infringement of another party’s intellectual property rights, which could harm our business and operating results.
●	We face risks associated with litigation and claims.
●	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

Risks Related to the Regulation of Our Products

●	We are subject to extensive governmental regulation, including the requirement of U.S. Food and Drug Administration approval or clearance before our product candidates may be marketed and after approval or clearance and during the marketing of our products.
●	UroShield has not been cleared or approved by the FDA, nor has it undergone the same type of review as an FDA-approved or cleared device.
●	Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
●	We are uncertain regarding the success of our clinical trials for our products in development.
●	We depend on Sanuwave for developing and commercializing our WoundShield technology.
●	Healthcare reform measures could adversely affect our business and financial results.
●	If we fail to comply with the U.S. federal and state fraud and abuse and other health care laws and regulations, we could be subject to criminal and civil penalties and exclusion from the Medicare and Medicaid programs, which would have a material adverse effect on our business and results of operations.

Risks Related to our Operations in Israel

●	We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and its region.
●	Because a certain portion of our expenses is incurred in currencies other than the U.S. dollar, our results of operations may be harmed by currency fluctuations and inflation.
●	It may be difficult for investors in the United States to enforce any judgments obtained against us or any of our directors or officers.

Risks Related to Our Organization and Our Securities

●	The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.
●	We have a significant number of warrants and options, and future sales of our common stock upon exercise of these options or warrants, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.
●	Although our shares of common stock are listed on the Nasdaq Capital Market, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.
●	If we fail to comply with the continued listing requirements of the Nasdaq Capital Market, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	We are a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to our filing status will make our common stock less attractive to investors.
●	Anti-takeover provisions of our certificate of incorporation, our bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.
●	If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price of our securities and their trading volume could decline.
●	We may be subject to ongoing restrictions related to grants from the Israeli Office of the Chief Scientist.
●	Because we do not expect to pay cash dividends for the foreseeable future, you must rely on appreciation of our common stock price for any return on your investment. Even if we change that policy, we may be restricted from paying dividends on our common stock.
●	Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.
●	If we fail to maintain effective internal control over financial reporting, our business, financial condition or results of operations may be adversely affected.

Risks Related to Our Business

We have a history of losses and we expect to continue to incur losses and may not achieve or maintain profitability.

For the fiscal year ended December 31, 2023, we had a net loss of approximately $3.7 million, with revenues of approximately $2.3 million. As of December 31, 2023, we had an accumulated deficit of approximately $66.1 million. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration (“FDA”) approval for UroShield, and market acceptance of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2023, the Company’s cash used in operations was approximately $3.6 million leaving a cash balance of approximately $3.3 million as of December 31, 2023. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

A variety of factors could impact the timing and amount of any required financings, including, without limitation:

●	unforeseen developments during our clinical trials;
●	delays in our receipt of required regulatory approvals;
●	delayed market acceptance of our products;
●	unanticipated expenditures in our acquisition and defense of intellectual property rights, and/or the loss of those rights;
●	the failure to develop strategic alliances for the marketing of some of our product candidates;
●	unforeseen changes in healthcare reimbursement for any of our approved products;
●	lack of financial resources to adequately support our operations;
●	difficulties in maintaining commercial scale manufacturing capacity and capability;
●	unanticipated difficulties in operating in international markets;
●	unanticipated financial resources needed to respond to technological changes and increased competition;
●	unforeseen problems in attracting and retaining qualified personnel;
●	enactment of new legislation or administrative regulations;
●	the application to our business of new regulatory interpretations;
●	claims that might be brought in excess of our insurance coverage;
●	the failure to comply with regulatory guidelines; and
●	the uncertainty in industry demand; and
●	the delisting of our common stock from the Nasdaq Capital Market

Any required financing efforts may divert our management from their day-to-day activities, which may adversely affect its ability to develop and commercialize our products. Moreover, if we complete additional financing by issuing equity securities, the percentage ownership of its existing stockholders may be reduced, and accordingly these stockholders may experience substantial dilution. Given our need for cash and that equity issuances are the most common type of fundraising for similarly situated companies, the risk of dilution is particularly significant for our stockholders.

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

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device companies, such as Neurometrix Inc., Zetrox, (a subsidiary of the 3M Company) and Smith & Nephew plc, manufacturers of certain portable ultrasound devices capable of self-administered use, as well as from academic institutions, government agencies, and private and public research institutions in the United States and abroad. Most, if not all, of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, marketing approved products, protecting and defending their intellectual property rights and designing around the intellectual property rights of others. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements, or mergers with, or acquisitions by, large and established companies, or through the development of novel products and technologies.

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

Our success depends on our ability to attract, retain and motivate highly qualified management and personnel. As a small company with ten full-time employees and six part-time employees, our success depends on the continuing contributions of our management team and qualified personnel and on our ability to attract and retain highly qualified personnel. We face intense competition in our hiring efforts from other medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We are also at a disadvantage in recruiting and retaining key personnel as our small size and limited resources may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. The loss of one or more of these individuals, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

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

We have granted US issued patents, as well as issued patents in Europe and China and a number of corresponding foreign patents in other relevant jurisdictions, covering UROSHIELD devices and have expiration dates ranging from May of 2023 to July of 2030. We also have pending patent applications related to UROSHIELD devices, which would have expected expiration dates, if granted, ranging from December of 2041 to March of 2044.

Granted patents related to PAINSHIELD, PAINSHIELD PLUS, WOUNDSHIELD have expiration dates of August of 2033 in the United States, and February of 2027 in Europe, China and Israel. We also have pending patent applications related to PAINSHIELD, PAINSHIELD PLUS, WOUNDSHIELD devices, which would have expected expiration dates, if granted, ranging from September of 2040 to December of 2041.

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

In recent years, there has been significant litigation in the United States over patents and other intellectual property rights. From time to time, we may face allegations that we or customers who use our products have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including allegations made by our competitors or by non-practicing entities, or that we or our customers have misappropriated the intellectual property rights of such third parties. We cannot predict whether assertions of third party intellectual property rights or claims arising from these assertions will substantially harm our business and operating results. If we are forced to defend any infringement or misappropriation claims or attacks on the validity of our intellectual property rights, whether they are with or without merit or are ultimately determined in our favor, we may face costly litigation and diversion of technical and management personnel. Most of our competitors have substantially greater resources than we do and are able to sustain the cost of complex intellectual property litigation to a greater extent and for longer periods of time than we could. Furthermore, an adverse outcome of a dispute may require us, among other things: to pay damages, potentially including treble damages and attorneys’ fees, if we are found to have wilfully infringed a party’s patent or other intellectual property rights; to cease making, licensing or using products that are alleged to incorporate or make use of the intellectual property of others; to expend additional development resources to redesign our products; and to enter into potentially unfavorable royalty or license agreements in order to obtain the rights to use necessary technologies. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. In any event, we may need to license intellectual property which would require us to pay royalties or make one-time payments. Even if these matters do not result in litigation or are resolved in our favor or without significant cash settlements, the time and resources necessary to resolve them could harm our business, operating results, financial condition and reputation.

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed and is awaiting the scheduling of oral argument.

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

In addition to the approval and clearance requirements, numerous other regulatory requirements apply, both before and after approval or clearance, to us, our products and product candidates, and our suppliers and contract manufacturers. These include requirements related to the following:

●	testing and quality control;
●	manufacturing;
●	quality assurance;
●	labelling;
●	advertising;
●	promotion (including the prohibition on promoting devices for “off-label” uses);
●	distribution;
●	export;
●	reporting to the FDA certain adverse experiences associated with the use of the products, as well as our discovery of defects or a product’s failure to comply with design specifications or applicable law; and
●	obtaining additional approvals or clearances for certain modifications to the products or their labelling or claims.

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

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of our UroShield device in the United States. According to the FDA, “UroShield device could use Intended Use Code (IUC) 081.006: Enforcement discretion per final guidance, and FDA product code QMK (extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic)” Accordingly, the FDA’s Enforcement Discretion temporarily cleared the way for import of UroShield to the U.S. during the COVID-19 pandemic, immensely expanding the company’s addressable market for the device during this time period. As of the date of this report, we have not been notified of any change in our Enforcement Discretion status and we will continue to operate under Enforcement Discretion guidelines, or until we are notified of a change in status by a qualified regulatory body. The device is designed to aid in the prevention of CAUTI incidence in patients requiring long-term indwelling catheterization, defined as 14 days or greater.

This temporary authorization is limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic. The U.S. government has since-terminated the public health emergency, and FDA recently confirmed via guidance that the applicable policy of Enforcement Discretion under which UroShield was marketed during the pandemic will expire in November 2023. Accordingly, if we do not obtain FDA approval or clearance by the expiration of the applicable Enforcement Discretion policy in November 2023, we will have to discontinue distribution of UroShield in the U.S. until FDA grants the requisite premarket authorization, which may not occur in a timely manner, if at all. There is no guarantee that our collaborators or customers will purchase or use the UroShield, that any sales of UroShield by us will generate any revenue or profits, or that we will ever be successful in obtaining FDA clearance or approval for the UroShield.

Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.

International sales of our products and any of our product candidates that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our product candidates in markets outside the United States where we do not already possess regulatory approval will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging and labelling requirements, and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements, as well as reimbursement and healthcare payment systems. The approval by foreign government authorities is unpredictable and uncertain, and can be expensive. We may be required to perform additional pre-clinical, clinical or post-approval studies even if FDA approval has been obtained. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

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

All of our financial relationships with health care providers and others who provide products or services to federal health care program beneficiaries are potentially governed by the federal and state fraud and abuse laws, and other health care laws and regulations may be or become applicable to our business and operations and expose us to risk. For example:

●	The federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for, or recommending the ordering, purchasing or leasing of, items or services payable by Medicare, Medicaid or any other federal health care program.

●	Federal false claims laws and civil monetary penalty laws, including the False Claims Act, that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other government health care programs that are false or fraudulent, or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government.

●	The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits knowingly and wilfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretences, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program, and for knowingly and wilfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for health care benefits, items or services.

●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and its implementing regulations, which also impose obligations and requirements on health care providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform certain services for them that involve the use or disclosure of individually identifiable health information, with respect to safeguarding the privacy and security of certain individually identifiable health information.

●	The federal transparency requirements under the Affordable Care Act, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid or Children’s Health Insurance Program to report annually to Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians and teaching hospitals, and ownership and investment interests held by physicians and their immediate family members.

●	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may be broader in scope and apply to referrals and items or services reimbursed by both governmental and non-governmental third-party payers, including private insurers, many of which differ from each other in significant ways and often are not pre-empted by federal law, thus complicating compliance efforts.

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

Risks Related to our Operations in Israel

We conduct our operations in Israel. Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip, and the region, and Israel’s war against them, may affect our operations.

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

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict, especially in the northern part of Israel where our Israel office is located which stores approximately $1.8 million worth of our inventory.

Any hostilities involving Israel, or the interruption or curtailment of trade within Israel or between Israel and its trading partners, or the ability to ship our products overseas, could adversely affect our operations and results of operations and could make it more difficult for us to raise capital and may affect our business operations. For example, we have ten employees in Israel, some of whom have local guard duty in their communities which may interfere with their ability to complete assembly in our facilities in Israel or ship our products. Our ability to assemble our products has not been affected by the current political environment, however, we cannot predict if future developments may cause delays. Our 2023 production run established an ample supply of devices and monthly disposable kits. The completed products can be used as a platform for either PainShield or UroShield. We do not anticipate a need to manufacture additional devices through 2024. However, due to an increased demand of disposable monthly kits, we continue to produce at a high rate to meet demand.

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

Additionally, one member of our junior management and nine other employees are located and reside in Israel. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our management and employees’ ability to effectively perform their daily tasks.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. None of our employees are subject to military service in the IDF and have been called to serve, but many do serve on guard duty in their local communities from time to time. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, which may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

In recent years, the stock markets, in general, have experienced extreme price and volume fluctuations especially in the biotechnology sector. Broad market and industry factors may materially harm the market price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted. On March 12, 2020, the WHO declared COVID-19 to be a pandemic, and the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty since then. In addition, U.S. and global markets have been experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine, and Israel and Certain hostile entities. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

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

On March 2, 2022, we received notice from the Listing Qualifications Staff of Nasdaq indicating that, based upon the closing bid price of our common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq Listing Rule 555(a)(2). The letter also indicated that we would be provided with a compliance period until August 29, 2022 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On August 30, 2022, we received notice from Nasdaq indicating that our securities would be subject to delisting due to our continued non-compliance with the minimum bid price requirement unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We timely requested a hearing before the Panel, which stayed any further action by Nasdaq at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to us following the hearing. On October 17, 2022, the Panel granted our request for continued listing on The Nasdaq Capital Market until February 28, 2023, subject to our providing a written update to the Panel on December 15, 2022, which was timely provided.

On February 8, 2023, we effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. Our common stock continued to be traded on the Nasdaq Capital Market under the symbol NAOV and began trading on a split-adjusted basis at market open on February 9, 2023.

On February 28, 2023 we were notified by Nasdaq that it regained compliance with all Nasdaq listing requirements and the matter was closed.

On May 23, 2023, we received a letter from the Listing Qualifications Department of Nasdaq indicating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on Nasdaq because our stockholders’ equity of approximately $2.2 million as reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2023, was below the required minimum of $2.5 million, and as of May 22, 2023, we did not meet the alternative compliance standards relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

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

On November 20, 2023, the Staff confirmed that we were in compliance with all applicable criteria for continued listing on Nasdaq, including compliance with Nasdaq Listing Rule 5550(b)(1) and the listing matter was closed.

There is no assurance, however, that we will maintain compliance with such minimum listing requirements. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

We are a smaller reporting company, and we cannot be certain if the reduced disclosure requirements applicable to our filing status will make our common stock less attractive to investors.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors (the “Board”). These provisions also could limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

●	allow the authorized number of directors to be changed only by resolution of our Board;
●	authorize our Board to issue, without stockholder approval, preferred stock, the rights of which will be determined at the discretion of the Board and that, if issued, could operate as a “poison pill” to dilute the stock ownership of a potential hostile acquirer to prevent an acquisition that our Board does not approve;
●	establish advance notice requirements for stockholder nominations to our Board or for stockholder proposals that can be acted on at stockholder meetings; and
●	limit who may call a stockholder meeting.

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

We do not intend to pay cash dividends on shares of our common stock for the foreseeable future. Any determination to pay dividends in the future will be at the discretion of our Board and will depend upon results of operations, financial performance, contractual restrictions, restrictions imposed by applicable law and other factors our Board deems relevant. Accordingly, you will have to rely on capital appreciation, if any, to earn a return on your investment in our common stock. Investors seeking cash dividends in the foreseeable future should not purchase our common stock.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Our ability to utilize our federal net operating loss, carry forwards and federal tax credit may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended. The limitations apply if an “ownership change,” as defined by Section 382, occurs. Generally, an ownership change occurs if the percentage of the value of the stock that is owned by one or more direct or indirect “five percent shareholders” increases by more than 50% over their lowest ownership percentage at any time during the applicable testing period (typically three years). If we have experienced an “ownership change” at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an “ownership change” and, consequently, Section 382 and 383 limitations. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry forwards and other tax attributes to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” We have identified material weaknesses in our internal control over financial reporting due to lack of adequate controls over management’s review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures. Therefore, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2023.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 1C. CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We currently have security measures in place to protect our clients, patients, customers, employees, and vendor information and prevent data loss and other security breaches, including a cybersecurity risk assessment program. We also only use third party software for accounting, billing and payroll that have successful SOC 1 type 2 compliance. Both management and the Board are actively involved in the continuous assessment of risks from cybersecurity threats, including prevention, mitigation, detection, and remediation of cybersecurity incidents.

Our current cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology we use to oversee and identify risks from cybersecurity threats and is informed by previous cybersecurity incidents we have observed both within the Company and in our industry.

Our General Manager, who is responsible for overseeing our business operations, with oversight from senior management and the nominating and the Corporate Governance Committee of our Board are responsible for day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. We also use the services of an outside consulting firm to monitor activity and advise the company of cybersecurity protocols.

The Nominating and Corporate Governance Committee of the Board is responsible for oversight of risks from cybersecurity threats in conjunction with management. The committee receives interim reports and updates from the senior management, and management has committed to updating the full Board on a quarterly basis with respect to the management of risks from cybersecurity threats. Such reports cover the Company’s information technology security program, including its current status, capabilities, objectives and plans, as well as the evolving cybersecurity threat landscape. Additionally, the Nominating and Corporate Governance Committee considers risks from cybersecurity threats as part of its oversight of the Company’s business strategy, risk management, and financial oversight by requiring quarterly updates from management at its Board meetings.

We routinely undertake activities to prevent, detect, and minimize the effects of cybersecurity incidents, including an annual risk review, policy reviews and revisions. In addition, we maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident by the administering of local and cloud based back up of files. and emails.

We engaged and used the advice of a third-party consultant to help us assess and identify risks from cybersecurity threats, including the threat of a cybersecurity incident, and manage our risk assessment program. Among other things, these providers have recommended installation of Check Point Firewall and ESET Protect Advanced cloud based anti-virus, as well as site periodic evaluations of the work stations and onsite storage equipment.

We also engaged third party consultants to prepare policies and procedures to oversee and identify the risks from cybersecurity threats associated with our use of third-party service providers and we continue to monitor that all third-party software providers remain in compliance with SOC 1 protocols.

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, and cause existing clients/customers to discontinue. As well as prevent us from attracting new clients/customers, and interfere with the progress of our clinical trials, or interfere with our efforts to pursue regulatory approvals for our product candidates, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. For further information, see “Risk Factors—Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security” in Item 1A of this Annual Report on Form 10-K. We currently do not carry a cyber liability insurance policy, but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

ITEM 2. PROPERTIES

We lease an office and manufacturing facility in Nesher, Israel and maintain an office in Tyler, Texas. Our lease, for a space of approximately 284 square meters, for the facility in Nesher expired on December 31, 2023, and we decided not to renew the lease. In March 2024, we entered into a new three year lease for an office and manufacturing facility in Nesher for approximately $2,500 per month, with the option to terminate the lease anytime with four months notice after the first twelve months. The space is approximately 180 square meters. We paid approximately $4,200 per month under our former lease. We pay $1,200 per month for our Tyler, Texas office, although we do not have a lease. We believe that our facilities are adequate to meet our current and proposed needs.

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed and is awaiting the scheduling of oral argument.

As of December 31, 2023 and 2022, the Company accrued the amount of the arbitration award to Protrade of approximately $2.0 million and $1.9 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

See also “Item 8. Financial Statements and Supplementary Data – Note 12. Commitments and Contingencies,” which information is incorporated herein by reference, for a description of pending and recent litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been quoted on the NASDAQ Capital Market under the symbol “NAOV” since November 8, 2017. Prior to that date, our common stock had been quoted on the OTCQB over-the-counter marketplace under the symbol “NAOV” since April 10, 2015. Prior to April 10, 2015, there was no established public trading market for our common stock.

Related Stockholder Matters

As of April 8, 2024, we had 2,784,354 issued and outstanding shares of common stock. The common stock was held by 131 holders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees.

Authorized Capital and Preferred Stock

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

As of April 8, 2024, we had a total of no shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 8, 2024, there were no shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 8, 2024, there were no shares of our Series E Preferred Stock issued and outstanding. Each share of our Series E Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series E Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of April 8, 2024, there were no shares of our Series F Preferred Stock issued and outstanding. Each share of Series F Preferred Stock entitles the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series F Preferred Stock has a ratable number of votes). Thus, each one-thousandth of a share of Series F Preferred Stock entitles the holder thereof to 1,000 votes. The outstanding shares of Series F Preferred Stock will vote together with the outstanding shares of common stock of the Company as a single class exclusively with respect to (1) any proposal to adopt an amendment to Certificate of Incorporation to reclassify the outstanding shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the matters mentioned in the aforementioned proposal. The Series F Preferred Stock is not entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2023, were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

We did not purchase any of our registered equity securities during the period covered by this Annual Report.

Dividends

We have not paid any cash dividends to our stockholders since inception and do not plan to pay cash dividends in the foreseeable future. Any future declaration of dividends will depend on our earnings, capital requirements, financial condition, prospects and any other factors that our board of directors deems relevant, as well as compliance with the requirements of state law. In general, as a Delaware corporation, we may pay dividends out of surplus capital or, if there is no surplus capital, out of net profits for the fiscal year in which a dividend is declared and/or the preceding fiscal year. We currently intend to retain earnings, if any, for reinvestment in our business.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity, and certain other factors that may affect our future results. You should read the following discussion and analysis of financial condition and results of operations in conjunction with our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and analysis includes forward-looking information that involves risks, uncertainties and assumptions. Our actual results and the timing of events could differ materially from those anticipated by these forward-looking statements as a result of many factors, including those discussed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10 -K. See “Item 1. Business - Cautionary Note Regarding Forward-Looking Statement; Risk Factors Summary” included elsewhere in this Annual Report on Form 10 -K.

Overview

We are a medical device company focusing on non-invasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves.

2023 Reverse Stock Split

On February 8, 2023, we effected a reverse stock split of our common stock at a ratio of 1-for-20 (the “Reverse Stock Split”) pursuant to a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. At the effective time of the Reverse Stock Split, every 20 shares of our issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Any fractional share of a stockholder resulting from the Reverse Stock Split was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of our common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof.

Recent Events

Our operations in Israel

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

Most recently, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict, especially in the northern part of Israel where our Israel office is located which stores approximately $1.8 million worth of our inventory.

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

The IDF, the national military of Israel, is a conscripted military service, subject to certain exceptions. None of our employees are subject to military service in the IDF and have been called to serve, but many do serve on guard duty in their local communities from time to time. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, which may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed and is awaiting the scheduling of oral argument.

As of December 31, 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.0 million, including interest which is classified in “Other accounts payable and accrued expenses”.

Business Developments

In September 2020, the FDA exercised its Enforcement Discretion to allow distribution of our UroShield device in the United States. According to the FDA, “UroShield® device could use Intended Use Code (IUC) 081.006: Enforcement discretion per final guidance, and FDA product code QMK (extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic)”.

Accordingly, the FDA’s Enforcement Discretion temporarily cleared the way for import of UroShield to the U.S. during the COVID-19 pandemic, immensely expanding the company’s addressable market for the device during this time period. As of the date of this report, we have not been notified of any change in our Enforcement Discretion status and we will continue to operate under Enforcement Discretion guidelines, or until we are notified of a change in status by a qualified regulatory body. The device is designed to aid in the prevention of CAUTI incidence in patients requiring long-term indwelling catheterization, defined as 14 days or greater.

Nasdaq Deficiency and Hearings Panel Decision

On March 2, 2022, we received a letter from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock for the 30 consecutive business day period between January 14, 2022, through March 1, 2022, we did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that we would be provided with the Compliance Period, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

On August 30, 2022, we received notice from Nasdaq indicating that our securities would be subject to delisting due to our continued non-compliance with the minimum bid price requirement unless we timely requested a hearing before Panel. We timely requested a hearing before the Panel, which stayed any further action by Nasdaq at least pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to us following the hearing. On October 17, 2022, the Panel granted our request for continued listing on The Nasdaq Capital Market until February 28, 2023, subject to us providing a written update to the Panel on December 15, 2022, which was timely provided.

On September 13, 2022, subject to stockholder approval, the Board approved an amendment to our Certificate of Incorporation to, at the discretion of the Board, effect the reverse stock split of our common stock at a ratio of 1-for-2 to 1-for-50, with the exact ratio within such range to be determined by the Board at its discretion. The primary goal of the reverse stock split was to increase the per share market price of our common stock to meet the minimum per share bid price requirements for continued listing on Nasdaq. As indicated in our proxy statement filed on October 31, 2022, stockholders of the Company’s common stock and Series F Preferred Stock were able to vote on the reverse stock split at the annual meeting held on December 15, 2022.

At annual meeting of stockholders held on December 15, 2022, our stockholders granted the Board the discretion to effect a reverse stock split of our common stock through an amendment to our Certificate of Incorporation at a ratio of not less than 1-for-2 and not more than 1-for-50, such ratio to be determined by the Board.

On February 8, 2023, we effected a reverse stock split of our common stock at a ratio of 1 post-split share for every 20 pre-split shares. Our common stock continued to be traded on the Nasdaq Capital Market under the symbol NAOV and began trading on a split-adjusted basis at market open on February 9, 2023.

On February 28, 2023, we were notified by Nasdaq that we regained compliance with all Nasdaq listing requirements and the matter was closed.

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

On July 7, 2023, we submitted our plan to regain compliance with the Nasdaq minimum stockholders’ equity standard. On July 19, 2023, Nasdaq granted the Company’s plan and granted our request for continued listing pursuant to an extension through November 20, 2023 to evidence compliance with the Rule. On November 21, 2023, the staff notified us that we had regained compliance and the matter was closed.

However, there can be no assurance that we will be able to maintain compliance. If we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our common stock will become subject to delisting. In such event, Nasdaq rules permit us to appeal the decision to reject its proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing.

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

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2023 and 2022, there was no allowance on inventory.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenues. For the years ended December 31, 2023 and 2022, our revenues were approximately $2,283,000 and $752,000, respectively, an increase of approximately 204%, or $1,531,000, between the periods. The increase was mainly attributable to increased sales from our Ultra Pain Products Inc. (“UPPI”) distributor as well as new sales representatives enrolled by the Company who provide customers from Veteran Administration facilities, or through workman’s compensation programs, to whom we sell our products directly. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the year ended December 31, 2023, the percentage of revenues attributable to our products was: PainShield – 93% and UroShield – 7%. For the year ended December 31, 2022, the percentage of revenues attributable to our products was: PainShield – 96% and UroShield – 4%. For the years ended December 31, 2023 and 2022, the portion of our revenues that was derived from our largest direct medical equipment distributor, UPPI, were 38% and 40%, respectively, and customers introduced by our sales representatives were 41% and 49%, respectively.

Gross Profit. For the years ended December 31, 2023 and 2022, gross profit was approximately $1,537,000 and $167,000, respectively. The increase was mainly due to a larger percentage of higher gross margin from direct sales to customers from Veteran Health Care network facilities and workers’ compensation plans, as well as increased sales from our direct medical equipment distributor in the United States, UPPI. Also, costs of revenues in 2022 included several non-recurring costs that were incurred to obtain marketing clearance from the FDA related to the sale of our PainShield Plus product.

Gross profit as a percentage of revenues were approximately 67% and 22% for the years ended December 31, 2023 and 2022, respectively. The increase in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the years ended December 31, 2023 and 2022, research and development expenses were approximately $185,000 and $283,000, respectively, a decrease of approximately 35%, or $98,000 between the periods. This decrease was mainly due to clinical trials performed in the prior year that did not occur in 2023. Also, we incurred product re-development costs in 2022 to alleviate the FDA’s holdback on marketing the PainShield Plus.

Research and development expenses as a percentage of total revenues were approximately 8% and 38% for the years ended December 31, 2023 and 2022, respectively.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, expenses related to subcontracting, patents, clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the years ended December 31, 2023 and 2022, selling and marketing expenses were approximately $867,000 and $965,000, respectively, a decrease of approximately 10%, or $98,000 between the periods. The decrease in selling and marketing expenses was mainly due to the decrease in the number and costs of sales and marketing personnel during the year.

Selling and marketing expenses as a percentage of total revenues were approximately 38% and 128% for the years ended December 31, 2023 and 2022, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the years ended December 31, 2023 and 2022, general and administrative expenses remained relatively the same and were approximately $3,924,000 and $3,931,000, respectively, an small decrease of $7,000 between the periods.

Interest expense. For the years ended December 31, 2023 and 2022, our interest expenses were $135,000 and $347,000, respectively. This pertains to the interest on the Company’s judgment liability in the current and prior years.

Income tax expense. For the years ended December 31, 2023 and 2022, our income tax expense was approximately $29,000 and $35,000, respectively. The low tax expense for 2023 was a result of favorable adjustments due to lapses of statutes of limitations on its Israel tax positions. In 2022, there was no such adjustment.

Net Loss. Our net loss decreased by approximately $1,737,000 or 30%, to approximately $3,711,000 for the year ended December 31, 2023 from approximately $5,448,000 during the same period in 2022. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred net losses of approximately $3,711,000 during the year ended December 31, 2023, which primarily consisted of increased revenues and increased gross margins offset by our operating expenses. We also had negative cash flow from operating activities of $3,602,000 for the year ended December 31, 2023. Although we received proceeds from sale of common stock amounting to $4,215,000 and had a cash balance of just over $3,283,000 as of December 31, 2023, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of the Company’s ability to continue as a going concern. The Company will need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the year ended December 31, 2023, we met our short-term liquidity requirements from our existing cash reserves and proceeds from sale of common stock. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of December 31, 2023, and we are not aware of any material trends in capital resources that would impact our business.

As of December 31, 2023, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Cash Flow

General. As of December 31, 2023, we had cash of approximately $3,283,000, compared to approximately $2,713,000 as of December 31, 2022. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $3,602,000 for the years ended December 31, 2023 and approximately $7,035,000 for the same period in 2022. The decrease in our net cash used in operating activities in the amount of $3,433,000 is mainly attributable to the increase in revenues, the sale of inventory that was prepaid in 2022 and changes in working capital accounts, partially offset by decrease in noncash expenses of interest expense and stock compensation expense.

Cash used in our investing activities was approximately $1,000 and $3,000 for the years ended December 31, 2023 and 2022, respectively, from purchases of fixed assets.

Cash provided by financing activities during the year ended December 31, 2023 was approximately $4,222,000, which was primarily composed of the net proceeds received from the sale of common stock and, to a lesser extent, the exercise of employee stock options in 2023 compared to $2,092,000 in 2022, which was the net proceeds received from the sale of common stock, and to a lesser extent, the exercise of employee stock options in 2022. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well issues that may continue to occur due to the development of the coronavirus outbreak. During the past year, there were no significant delays in the production of goods due to COVID-19 issues. That said, there are no assurances that if another wave of the pandemic occurs that we will not experience significant delays in the future. Our operating results could also be impacted by the hostilities in Israel, and the Middle East, including the interruption or curtailment of trade within Israel or between Israel and its trading partners, or the ability to ship our products overseas or a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the relevant notes to those statements are attached to this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Our management including the Chief Executive Officer and Chief Financial Officer has determined that, as of December 31, 2023, the Company’s disclosure controls and procedures are not effective due to the material weaknesses described below and has concluded that, notwithstanding the material weaknesses in our internal control over financial reporting, the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2023, as a result of the material weakness described below.

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

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, we did not have adequate controls in place to ensure adequate review, including the following:

●	effective controls over our information technology and information systems relevant to the preparation of our financial statements;

●	the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures;

●	proper account for the number of shares of our common stock issued in connection with the conversion of shares of our preferred stock and the exercise of warrants, which resulted in the Company issuing more shares of common stock than are authorized under our governance documents; and

●	we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, we did not have adequate controls in place to ensure adequate review, including the following:

●	We did not maintain effective controls over the operating effectiveness of information technology (“IT”) general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not establish or formalize appropriate IT policies, segregation of duties and monitoring procedures and without monitoring procedures over third-party service providers, did not evaluate whether the providers were appropriately managing its and the Company’s IT infrastructure, operations, and critical financial systems; and

●	We did not have adequate controls in place to ensure adequate review, including (1) effective controls over our IT and information systems relevant to the issuance of securities, (2) the controls over managements review procedures for processing, recording and reviewing such issuances of securities, and (3) we implemented a new inventory system in the fourth quarter of 2021 which lacked adequate inventory control procedures, (4) we lacked a formalized written set of policies and procedures including testing documentation to provide evidence that our system of internal controls over our issuance of securities meets the requirements of the COSO 2013 framework, and (5) we did not maintain effective controls over the operating effectiveness of IT general controls for information systems that are relevant to the preparation of their financial statements.

For the year ended December 31, 2023, we have determined that we did not have adequate controls in place to ensure adequate review, including the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures.

As a smaller reporting company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of internal control over financial reporting by the Company’s independent registered public accounting firm.

Management’s Remediation Plans

To date, we have implemented certain measures to address the material weaknesses identified above. These measures include increasing the use of an accounting firm to provide and enhance our financial reporting and reviewing our closing procedures as well as improving our internal controls. We intend to continue to take steps to remediate the material weaknesses described above and further evolve our internal controls and processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

The following remedial actions were taken through the year ended December 31, 2023:

●	We have been able to remediate the material weakness identified above with respect to the issuance of shares in excess of the number of authorized shares in 2021 issued in connection with the conversion of shares of our preferred stock and the exercise of certain warrants, and implemented a plan to have adequate controls in place to avoid future issuances in excess of authorized shares. The Company took steps to remediate the stock issuance material weakness through creating procedures over the approval of any new equity issuances to ensure that there are no further over-issuances which includes the creation of an equity roll forward master sheet that must be approved and signed off by senior management before any new equity issuances, including warrants, stock options and issuances of any shares of stock.

●

With assistance from a current finance and accounting third-party service provider, the Company was able to formalize our risk assessment process, policies and procedures, implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework, and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

●	Expanded consultations with third party specialists on complex accounting matters, financial reporting and regulatory filings, and create enhanced documentation to support a more precise review process, as well as enhanced monitoring of the review process, and effective enhanced monitoring of the review process, and an effective system of training of use and review of our inventory recording systems.

During the period covered by this Annual Report on Form 10-K, with the exception of the material weakness related to the issuance of shares in excess of the number of authorized shares in 2021 issued in connection with the conversion of shares of our preferred stock and the exercise of certain warrants, we have not been able to remediate the material weaknesses identified above. Although the Company has taken numerous steps, our remediation plan is not complete because we did not have adequate controls in place to ensure adequate review, including the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of December 31, 2023. We will look to develop a full testing plan and proper procedures to implement and maintain adequate controls over our financial processes and reporting in the future, and maintain a system of testing to ensure our controls, procedures and management are operating effectively. To address these internal control deficiencies, management will continue to perform additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2023, there were several changes in our internal control over financial reporting that management believes has materially improved our internal controls over financial reporting. These implemented changes included, but not necessarily limited to: (i) conduct of a comprehensive review of existing controls related to information technology and systems relevant to financial statement preparation; (ii) establishment of a formalized written set of policies and procedures, including testing documentation, to ensure compliance with the COSO 2013 framework and maintaining comprehensive documentation of all control procedures, policies, and testing documentation; (iii) development and implementation of proper accounting and reconciliation procedures for tracking the number of securities issued; (iv) development and formalization of appropriate IT policies, including segregation of duties and monitoring procedures; and (v) engagement of third-party consultants with expertise in internal controls and regulatory compliance to provide guidance and assistance in enhancing control frameworks and addressing deficiencies effectively. In additional to the foregoing, from time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this Item 10 will be set forth in our definitive proxy statement on Schedule 14A for the 2024 annual meeting of stockholders, which shall be filed with the Securities and Exchange Commission no later than May 1, 2024 (the “Proxy Statement”).

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

None.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoVibronix, Inc. (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has suffered recurring losses from operations and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Zwick CPA, PLLC

Zwick CPA, PLLC

We have served as the Company’s auditor since 2023.

Southfield, Michigan

April 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of NanoVibronix, Inc. and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2018 to 2023.

New York, NY

April 17, 2023

NanoVibronix, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	December 31, 2023	December 31, 2022
ASSETS:
Current assets:
Cash	$3,283	$2,713
Trade receivables	318	9
Prepaid expenses and other accounts receivable	154	712
Inventory	2,732	2,175
Total current assets	6,487	5,609

Noncurrent assets:
Fixed assets, net	7	7
Other assets	1	3
Severance pay fund	174	179
Operating lease right-of-use assets, net	5	81
Total non-current assets	187	270
Total assets	$6,674	$5,879

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$138	$66
Other accounts payable and accrued expenses	2,265	2,148
Deferred revenue	46	21
Operating lease liabilities, current	5	81
Total current liabilities	2,454	2,316

Non-current liabilities:
Accrued severance pay	217	223
Deferred revenue – long term	15	107
Total liabilities	2,686	2,646

Commitments and contingencies

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both December 31, 2023 and 2022; Issued and outstanding: 0 shares at both December 31, 2023 and 2022, respectively	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both December 31, 2023 and 2022; Issued and outstanding: 0 shares at both December 31, 2023 and 2022, respectively	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both December 31, 2023 and 2022, respectively; Issued and outstanding: 0 shares at both December 31, 2023 and 2022, respectively	-	-

Series F Preferred stock of $0.01 par value - Authorized: 40,000 and 0 shares at December 31, 2023 and 2022, respectively; Issued and outstanding: 0 shares at both December 31, 2023 and 2022, respectively	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at December 31, 2023 and December 31, 2022, respectively; Issued and outstanding: 2,046,307 and 1,641,146 shares at December 31, 2023 and December 31, 2022, respectively	2	2
Additional paid in capital	70,149	65,634
Accumulated other comprehensive income	(67)	(18)
Accumulated deficit	(66,096)	(62,385)
Total stockholders’ equity	3,988	3,233
Total liabilities and stockholders’ equity	$6,674	$5,879

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2023	2022

Revenues	$2,283	$752
Cost of revenues	746	585
Gross profit	1,537	167

Operating expenses:
Research and development	185	283
Selling and marketing	864	965
General and administrative	3,924	3,931

Total operating expenses	4,973	5,179

Loss from operations	(3,436)	(5,012)

Interest expense	(135)	(347)
Financial expense, net	(111)	(54)

Loss before taxes	(3,682)	(5,413)

Income tax expense	(29)	(35)

Net loss	$(3,711)	$(5,448)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(2.12)	$(3.84)

Weighted average common stock outstanding:
Basic and diluted	1,750,109	1,419,670

Comprehensive loss:
Net loss available to common stockholders	(3,711)	(5,448)
Change in foreign currency translation adjustments	(49)	(78)
Comprehensive loss available to common stockholders	(3,760)	(5,526)

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2021	-	$-	-	$-	-	$-	-	$-	1,399,890	$1	$63,189	$60	$(56,937)	$6,313
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	354	-	-	190
Issuance of common stock, net of offering costs of $310,424	-	-	-	-	-	-	-	-	240,000	1	2,089	-	-	2,090
Issuance of redeemable Series F preferred stock	-	-	-	-	-	-	27,998	-	-	-	-	-	-	-
Redemption of redeemable Series F preferred stock	-	-	-	-	-	-	(27,998)	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	1,256	-	2	-	-	2
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(78)	-	(78)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(5,448)	(5,448)
Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	1,641,146	$2	$65,634	$(18)	$(62,385)	$3,233
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	293	-	-	293
Issuance of common stock, net of offering costs of $785,084	-	-	-	-	-	-	-	-	180,000	-	4,215	-	-	4,215
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	203,977	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	5,458	-	7	-	-	7
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	15,726	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(49)	-	(49)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,711)	(3,711)
Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	2,046,307	$2	$70,149	$(67)	$(66,096)	$3,988

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(3,711)	$(5,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	293	354
Noncash interest expense	135	347
Change in fair value of equity investment	2	16
Changes in operating assets and liabilities:
Trade receivable	(309)	191
Other accounts receivable and prepaid expenses	558	(482)
Inventory	(557)	(2,000)
Trade payables	72	(21)
Other accounts payable and accrued expenses	(18)	78
Deferred revenue	(67)	(69)
Accrued severance pay, net	(1)	(2)
Net cash used in operating activities	(3,602)	(7,035)

Cash flows from investing activities:
Purchases of fixed assets	(1)	(3)
Net cash used in investing activities	(1)	(3)

Cash flows from financing activities:
Proceeds from sale of common stock, net	4,215	2,090
Proceeds from exercise of options	7	2
Net cash provided by financing activities	4,222	2,092

Effects of currency translation on cash	(49)	(78)

Net (decrease) increase in cash	570	(5,024)
Cash at beginning of period	2,713	7,737

Cash at end of period	$3,283	$2,713
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental non-cash financing and investing activities:
Exchange of common stock into preferred stock	$-	$-
Shares issued from exercise of warrants previously classified as derivative liability	$-	$-
Reclass derivative liability to equity due to increase in authorized shares	$-	$-
Reclass liability to equity after increase in authorized shares	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NANOVIBRONIX, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

NanoVibronix, Inc. (the “Company”), a Delaware corporation, commenced operations on October 20, 2003, and is a medical device company focusing on non-invasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals.

The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix Ltd., a company registered in Israel, which commenced operations in October 2003.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. In 2023, the Company’s cash used in operations was $3,602,000 and received net proceeds of $4,215,000 (net of offering costs of $785,000) from the sale of our equity securities, leaving a cash balance of $3,283,000 as of December 31, 2023. Because the Company does not have sufficient resources to fund our operation for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation losses and gains as of the years ended December 31, 2023 and 2022 were $49,000 and $85,000, respectively.

Earnings per share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock option, warrants and exercise of preferred stock as of December 31, 2023 and 2022, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2023 and 2022, there was no allowance on inventory.

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

Severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability at December 31, 2023 and 2022 was $217,000 and $223,000, respectively.

Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases” (Topic 842). This topic requires that a lessee recognize the assets and liabilities that arise from operating leases. The Company recognizes right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classifies them as operating leases. For leases with a term of 12 months or less, the Company elects not to recognize lease assets and lease liabilities on those leases. The right-of-use assets and lease liabilities have been measured by the present value of the Company’s remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determinable.

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

NOTE 4 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	December 31,
	2023	2022

Prepaid expenses	$47,000	$612,000
Other receivables	107,000	100,000

	$154,000	$712,000

NOTE 5 – INVENTORY

Inventory consists of the following components:

	December 31,
	2023	2022

Raw materials	$210,000	$30,000
Finished goods	2,522,000	2,145,000

	$2,732,000	$2,175,000

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

Issuance of common stock for cash

On November 29, 2022, the Company entered into a Securities Purchase Agreement with certain institutional investors pursuant to which the Company agreed to sell in a registered direct offering (the “Offering”), 240,000 shares of the Company’s common stock at an offering price of $10.00 per share. The Company received net proceeds from the sale of this offering, after deducting placement agent fees and expenses and offering expenses payable by the Company, of approximately $2.1 million. The Company intends to use the net proceeds for general working capital purposes.

On October 6, 2022, the Company entered into an engagement letter with H.C. Wainwright & Co., LLC (the “Wainwright”), pursuant to which Wainwright agreed to serve as the exclusive placement agent for the Company, on a reasonable best-efforts basis, in connection with the Offering. The Company will pay Wainwright an aggregate cash fee equal to 7.5% of the gross proceeds of the Offering, a management fee equal to 1.0% of the gross proceeds of the Offering, a non-accountable expense allowance of $50,000 and $15,950 for clearing fees. Additionally, the Company has agreed to issue Wainwright or its designees as compensation, warrants to purchase up to 18,000 shares of common stock. The warrants expire on November 29, 2027, and have an exercise price of $12.50 per share.

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

Unless otherwise provided on any applicable proxy or ballot with respect to the voting on the Reverse Stock Split or the Adjournment Proposal, the vote of each share of Series F Preferred Stock (or fraction thereof) entitled to vote on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal will be cast in the same manner as the vote, if any, of the share of common stock (or fraction thereof) in respect of which such share of Series F Preferred Stock (or fraction thereof) was issued as a dividend is cast on the Reverse Stock Split, the Adjournment Proposal or such other matter, as applicable, and the proxy or ballot with respect to shares of common stock held by any holder on whose behalf such proxy or ballot is submitted will be deemed to include all shares of Series F Preferred Stock (or fraction thereof) held by such holder. Holders of Series F Preferred Stock will not receive a separate ballot or proxy to cast votes with respect to the Series F Preferred Stock on the Reverse Stock Split, the Adjournment Proposal or any other matter brought before any meeting of stockholders held to vote on the Reverse Stock Split. All shares of Series F Preferred Stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split and the Adjournment Proposal as of immediately prior to the opening of the polls at such meeting (the “Initial Redemption Time”) will automatically be redeemed in whole, but not in part, by the Company at the Initial Redemption Time without further action on the part of the Company or the holder of shares of Series F Preferred Stock (the “Initial Redemption”). Any outstanding shares of Series F Preferred Stock that have not been redeemed pursuant to an Initial Redemption will be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at any meeting of the stockholders held for the purpose of voting on such proposal (the “Subsequent Redemption” and, together with the Initial Redemption, the “Redemption”). As of December 31, 2023, both the Initial Redemption and the Subsequent Redemption have occurred. As a result, no shares of Series F Preferred Stock remain outstanding.

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

Stock-based compensation and options

On February 28, 2014, stockholders approved the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”), which was adopted by the Board on February 19, 2014. As of December 31, 2022, under the 2014 Plan, 4,864,286 shares of our common stock were reserved for issuance. On February 9, 2023, the Company effected a one-for-twenty reverse stock split of common stock. Consequently, the number of shares of common stock of the Company reserved for issuance pursuant to awards under the 2014 Plan was reduced to 243,214 shares. As of December 31, 2023, there were 130,529 shares of common stock available to be issued under the plan.

During the years ended December 31, 2023 and 2022, 5,459 and 1,256 employee options were exercised, 80,000 and 21,875 options were granted, 105,425 and 0 options were forfeited and 4,050 and 0 options were expired, respectively. The options granted during 2023 and 2022 vest at different schedules ranging from date granted to 9 years and were recorded at fair values of approximately $87,000 and $201,000, respectively. The maximum contractual term for granted options is 10 years. During the years ended December 31, 2023 and 2022, stock-based compensation expense of approximately $292,000 and $148,000 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2022	147,619	$24.42	7.24
Granted	80,000	1.24	9.89
Forfeited	(105,425)	19.76	7.24
Expired	(4,050)	34.01	1.31
Exercised	(5,459)	1.40	0.76
Outstanding – December 31, 2023	112,685	13.10	8.41
Exercisable – December 31, 2023	108,691	12.90	8.44

The outstanding options had no aggregate intrinsic value as of December 31, 2023 and 2022. The intrinsic value is calculated as the difference between the exercise price and the market value of the shares on the balance sheet date. The market values based on the closing bid price as of December 31, 2023 and 2022 was $1.15 and $5.04, respectively.

The fair value for options granted in 2023 and 2022 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	2023	2022
Price at valuation	$1.20 – 1.24	$0.45 – 0.78
Exercise price	$1.20 – 1.24	$0.45 – 0.78
Risk free interest	3.83 – 4.42%	2.32 – 3.58%
Expected term (in years)	5	5
Volatility	133.1 – 133.6%	125.3 – 127.9%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Year Ended
	December 31,
	2023	2022

Research and development	$6,000	$6,000
Selling and marketing	28,000	25,000
General and administrative	258,000	323,000
Total	$292,000	$354,000

As of December 31, 2023, the total unrecognized estimated compensation cost related to non-vested stock options granted prior to that date was approximately $123,000, which is expected to be recognized over a weighted average period of approximately 0.97 years.

Warrants

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

In estimating the warrants’ fair value, the Company used the following assumptions:

	2023	2022
Risk free interest	3.49%	0.34%
Dividend yield	0%	0%
Volatility	147.6%	60.7%
Contractual term (in years)	5	5

Warrants
Outstanding – December 31, 2021	115,467
Granted	30,500
Expired	(55,215)
Cancelled	(12,500)
Outstanding – December 31, 2022	78,252
Granted	8,758,954
Expired	-
Cancelled	(203,977)
Outstanding – December 31, 2023	8,633,229

NOTE 7 – LEASES

The Company has operating lease agreements with terms up to 1-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 0.25 years, with a weighted-average discount rate of 10%.

The Company incurred $70,000 of lease expense for its operating leases for the year ended December 31, 2023.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2023:

2024	$6,000
Total undiscounted operating lease payments	6,000
Less: Imputed interest	1,000
Present value of operating lease liabilities	$5,000

NOTE 8 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the years ended December 31, 2023 and 2022 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	December 31, 2023	December 31, 2022
Stock options - employee and non-employee	112,685	147,619
Warrants	8,633,229	78,252
Total	8,745,915	225,871

The diluted loss per share equals basic loss per share in the year ended December 31, 2023 and 2022 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 9 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Year Ended December 31,
	2023	2022
United States	$2,162,000	$710,000
Europe	101,000	25,000
Australia	19,000	9,000
Israel	1,000	-
India	-	3,000
Other	-	5,000
Total	$2,283,000	$752,000

The Company’s long-lived assets are all located in Israel.

During the year end December 31, 2023, the Company generated approximately $917,800 in revenue from its major distributor, UPPI. This represents approximately 40% of the company’s total revenue for the year.

NOTE 10 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	2023	2022
Price at valuation	$0.01	$0.02
Exercise price	$0.19	$0.19
Risk free interest	3.88%	3.96%
Expected term (in years)	7	8
Volatility	147.8%	155.6%

The Company considers this to be Level 3 inputs and is valued at each reporting period. The fair value of these warrants for the years ended December 31, 2023 and 2022 was $1,000 and $3,000, respectively. There was a net $2,000 and $16,000 change in fair value during the year ended December 31, 2023 and 2022, respectively.

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the years ended December 31, 2023 and 2022.

The following table presents changes in Level 3 asset and liability measured at fair value for the years ended December 31, 2023 and 2022:

	As of December 31, 2023
	Asset	Liability
Balance – December 31, 2021	$19,000	$-
Fair value adjustments – Sanuwave warrants	(16,000)	-
Balance – December 31, 2022	$3,000	$-
Fair value adjustments – Sanuwave warrants	(2,000)	-
Balance – December 31, 2023	$1,000	$-

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2023
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$1,000	$1,000

	Fair Value Measurements as of December 31, 2022
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$3,000	$3,000

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Pending and settled litigation

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed and is awaiting the scheduling of oral argument.

As of December 31, 2023 and 2022, the Company accrued the amount of the arbitration award to Protrade of approximately $2.0 million and $1.9 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

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

NOTE 12 – RELATED PARTY TRANSACTION

The firm of FisherBroyles LLP is handled all our Protrade litigation and appeals through December 31, 2023. For the year ended December 31, 2023, we have been billed and paid legal fees from FisherBroyles amounting to $360,000 and recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of our board members, Aurora Cassirer, is a partner at FisherBroyles. Ms. Cassirer does not provide any legal services or legal advice to the Company.

On January 1, 2024 Ms. Cassirer and the lawyers responsible for handling our Protrade litigation left the firm of FisherBroyles to join the firm of Pierson Ferdinand LLP. As of January1, 2024, the firm Pierson Ferdinand is the sole firm handling all our Protrade litigation and appeals. As was the case in prior years, Ms. Cassirer does not provide any legal services or legal advice to the Company.

NOTE 13 – INCOME TAXES

As of December 31, 2023, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $39,000,000 and $5,900,000, respectively. $24,600,000 of the federal net operating loss can be carried forward indefinitely but can only offset up to 80% of taxable income in a given year, and $14,000,000 of the federal net operating loss can be used to fully offset taxable income in the period it is utilized but can only be carried forward for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of the Internal Revenue Code of 1986. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective DTAs are fully offset by a valuation allowance.

Income tax expense is comprised of the following:

	Year ended December 31,
	2023		2022
Current Tax
Federal	$		$-
State			-
Foreign		(25,000)	37,000
Total		$(25,000)	$37,000

Deferred Tax
Federal		$(1,226,000)	$(1,545,000)
State		(43,000)	653,000
Foreign		$2,000	(1,000)
Total		$(1,267,000)	$(893,000)
Less: Valuation Allowance		1,267,000	893,000
Total Tax		$(25,000)	$37,000

The Company also recognized approximately $4,000 of state franchise fees during the year ended December 31, 2023. The difference between the statutory tax rate of the Company and the effective tax rate is primarily the result of tax benefits generated by the Company and its subsidiary which have not been recognized due to the uncertainty that such tax benefits will ultimately be realized. A reconciliation of the statutory U.S Federal rate to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2023	2022
Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	1.13%	-12.06%
Foreign rate differential	-0.10%	-0.03%
Permanent Items	-0.63%	-0.61%
Change in valuation allowance	-33.54%	-16.61%
Return to provision adjustments	12.20%	7.54%
Forfeited options	0.00%	0.00%
Other	-0.01%	0.09%
Effective tax rate	0.06%	-0.68%

Foreign tax

Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2023 and 2022 is 23%.

The subsidiary has final tax assessments through 2017.

Loss before taxes:

	Year ended December 31,
	2023	2022

Domestic	$3,785,000	$5,557,000
Foreign	(103,000)	(144,000)
	$3,682,000	$5,413,000

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carry forward	$8,486,000	$7,306,000
Arbitration accrual	414,000	414,000
Stock compensation and other	570,000	483,000
Deferred tax assets before valuation allowance	9,470,000	8,203,000
Valuation allowance	(9,470,000)	(8,203,000)
Net deferred tax asset	$-	$-

For the years ended December 31, 2023 and 2022, the net increase in valuation allowance of $1,267,000 and $894,000, respectively, was primarily driven by the increase in net operating loss carry forwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are able to be utilized. Based on consideration of these factors, the Company concluded that all of its recorded deferred tax assets are not more likely than not realizable and recorded a full valuation allowance at December 31, 2023 and 2022.

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

Reconciliation of the theoretical tax expense to the actual tax expense

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating loss carry forward among the Company and its subsidiary due to the uncertainty of the realization of such tax benefits.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2023 and 2022, the Company does not have any liabilities recorded for uncertain tax positions and does not expect there to be any events which could potentially result in the need for a material liability to be recorded. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2023 and 2022. The Company did not recognize any interest or penalties during fiscal 2023 or 2022 related to unrecognized tax benefits.

U.S. federal and New York State income taxes are open for examination for years 2020-2023 and Israel tax returns are open for examination for years 2019-2023.

NOTE 14 - SUBSEQUENT EVENTS

On March 1, 2024, the Company signed a new lease agreement in Nesher, Israel for 36 months with payments of approximately $2,500 per month.

In March 2024, we entered into a contract with Veranex, Inc., to provide certain research and development services to assist with the development of the company’s next generation of UroShield and PainShield products. The Agreement has a term of approximately 50 weeks, subject to adjustments or earlier termination thereof in accordance with the terms of the Agreement, with estimated fees and expenses of up to approximately $1.1 million subject to certain adjustments, including among other things, revising the agreement in the event of changing assumptions or facts, unforeseen development deviations, or changes in scope.

Index to Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 7, 2017)

3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019)

3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019)

3.7	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021)

3.8	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 3, 2021)

3.9	Certificate of Designation, Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022)

3.10	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Securities and Exchange Commission on February 8, 2023)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

4.2	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

4.4	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

4.6	Form of Warrant Amendment (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2020)

4.7	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.8	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2020).

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2020).

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

4.13	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

4.14	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

4.15*	Description of Securities

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015)

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014)

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014)

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014)

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.16+	Warrant to Purchase Common Stock, dated March 25, 2015 (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.17+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.18+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.19+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.20+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.21+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.22+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015)

10.23+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.24	Form of Amendment to Warrant to Purchase Common Stock, effective as of January 27, 2017 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.25	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.26	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017)

10.27	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.28	Warrant to Purchase Common Stock, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017)

10.29+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.30+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities Exchange Commission on March 31, 2017)

10.31+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.32+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016)

10.33	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.34	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017)

10.35	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017)

10.36	Consulting Agreement dated as of February 21, 2019, between NanoVibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.37	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.38	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.39	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019)

10.40	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.41	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019)

10.42+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019)

10.43	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019)

10.44	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.45	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019)

10.46	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.47	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.48	Note with Cross River Bank (SBA-Payroll Protection Program loan) dated May 14, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2020).

10.49+	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.50+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.51+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.52+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.53+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.54+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.55+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.56	Form of Securities Purchase Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.57	Form of Registration Rights Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.58#	Amended and Restated Distribution Agreement for “Private Labeled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021).

10.59+	Second Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 30, 2019).

10.60+	Third Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2021).

10.61	Fourth Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022)

10.62	Form of Securities Purchase Agreement, dated November 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2022)

10.63	Form of Securities Purchase Agreement, dated August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023)

10.64	Form of Registration Rights Agreement, dated August 30, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

10.65+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Aurora Cassirer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.66+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.67+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.68+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Harold Jacob (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.69+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Maria Schroeder (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.70+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.71+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.72+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.73+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.74	Second Amendment to the Amended and Restated Distribution Agreement for “Private-Labled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2023).

10.75*#	Standalone Services Agreement, dated March 22, 2024, by and between NanoVibronix, Inc. and Veranex, Inc.

10.76*	Research Agreement, dated October 1, 2023, by and between NanoVibronix Inc. and the Regents of the University of Michigan.

16.1	Letter from Marcum LLP to the Securities and Exchange Commission dated December 11, 2023 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 11, 2023).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014)

23.1*	Consent of Zwick,CPA, PLLC, Independent Registered Public Accounting Firm

23.2*	Consent of Marcum LLP, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Compensation Recovery Policy, adopted by the Board of Directors on November 6, 2023

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the Securities and Exchange upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer (Principal Executive Officer)
Date:	April 8, 2024

By:	/s/ Stephen Brown
Stephen Brown
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	April 8, 2024

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

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	April 8, 2024
Brian Murphy	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer	April 8, 2024
Stephen Brown	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	April 8, 2024
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	April 8, 2024
Martin Goldstein

/s/ HAROLD JACOB M.D.	Director	April 8, 2024
Harold Jacob, M.D.

/s/ MICHAEL FERGUSON	Director	April 8, 2024
Michael Ferguson

/s/ THOMAS R. MIKA	Director	April 8, 2024
Thomas R. Mika

/s/ Aurora Cassirer	Director	April 8, 2024
Aurora Cassirer

/s/ Maria Schroeder	Director	April 8, 2024
Maria Schroeder

