Form 10-K/A
period 2023-12-31
NanoVibronix, Inc.
filed 2024-04-09
CIK 1326706

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of NanoVibronix, Inc. (the “Company”) for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 8, 2024 (the “Original Form 10-K”) is being filed solely to replace the consent of Marcum LLP, the Company’s former independent registered public accounting firm, previously filed as Exhibit 23.2 to the Original Form 10-K, to reflect the correct city and state thereof.

In accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes new certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment No. 1. Because no financial statements have been included in this Amendment No. 1 and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(2) Financial Statements Schedule

None.

(3) Exhibits

Index to Exhibits

Exhibit No.	Description

23.2*	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (eXtensible Business Reporting Language), (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Statements of Changes in Stockholders’ Deficiency, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 9, 2024	NANOVIBRONIX, Inc.

	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer