Form 10-K/A
period 2023-12-31
NanoVibronix, Inc.
filed 2024-04-26
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2024 was 2,784,354 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None

Audit Firm ID	Auditor Name	Auditor Location
549	Zwick CPA, PLLC	Southfield, MI

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of NanoVibronix, Inc. (the “Company”) for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on April 8, 2024 (as amended by Amendment No. 1 on April 9, 2024, the “Original Form 10-K”), is being filed to present the information required by Part III of Form 10-K that was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K because the Company has not filed and will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K.

In addition, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment No. 2 includes new certifications required by Sections 302 of the Sarbanes-Oxley Act of 2002, as amended, dated as of the filing date of this Amendment No. 2. Because no financial statements have been included in this Amendment No. 2 and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted

Except as otherwise expressly noted herein, this Amendment No. 2 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Form 10-K.

Cautionary Note Regarding Forward-Looking Statements; Risk Factor Summary

This Amendment No. 2 contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2023. The following is a summary of such risks:

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. Please see “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, for additional risks which could adversely impact our business and financial performance. Moreover, new risks regularly emerge, and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Amendment No. 2 are based on information available to us on the date hereof. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,” “NanoVibronix,” and the “Company,” as used in this Amendment No. 2, refer to NanoVibronix, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only NanoVibronix, Inc. exclusive of its subsidiaries.

3

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each director as of the filing date of this Amendment No. 2.

Name	Age	Position with the Company
Brian Murphy	67	Chief Executive Officer and Director
Harold Jacob, M.D.	69	Chief Medical Officer and Director
Christopher Fashek(3)	74	Chairman of the Board
Martin Goldstein, M.D.(3)	56	Director
Michael Ferguson(1)(2)	53	Director
Thomas R. Mika(1)(2)	72	Director
Aurora Cassirer(1)(3)	72	Director
Maria Schroeder(2)(3)	65	Director

(1)	Current member of Compensation Committee.
(2)	Current member of Audit Committee.
(3)	Current member of Nominating and Corporate Governance Committee.

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

Harold Jacob, M.D., Chief Medical Officer and Director. Dr. Jacob has served as our chief medical officer since March 1, 2014, and as our director since September 2003. From September 2003 to February 4, 2014, Dr. Jacob served as chairman of the board of directors of the Company (the “Board”), and from September 2003 to March 1, 2014, Dr. Jacob served as our chief executive officer. Dr. Jacob also performed the functions of a principal financial officer until April 1, 2014. Dr. Jacob is our co-founder and has worked extensively in medical device development. Dr. Jacob also served part-time as an attending gastroenterologist at Shaare Zedek Medical Center in Jerusalem, Israel from 2004 to March 2011. Since April 2011, he has been an attending physician in Gastroenterology at Hadassah University Hospital in Jerusalem, Israel. From 1999 to the present, Dr. Jacob has served as the president of Medical Instrument Development Inc., which provides consulting services to start-up and early stage companies and patents its own proprietary medical devices. From 1997 to 2003, Dr. Jacob served as director of medical affairs at Given Imaging Ltd., a company that developed the first swallowable wireless pill camera for inspection of the intestines. Dr. Jacob also formerly served as a director for Oramed Pharmaceuticals Inc., a pharmaceutical company focused on the development of innovative orally ingestible capsule medication. We believe that Dr. Jacob’s qualifications to serve on our Board include his years of experience in the biomedical industry and with us and his experience serving in management roles of various companies.

Christopher Fashek, Chairman of the Board. Mr. Fashek has served as our director and chairman of the Board since November 2016. Mr. Fashek is an accomplished healthcare executive with a record of leading global medical-device and pharmaceutical businesses. Mr. Fashek led the team that introduced V.A.C.® therapy, a negative pressure wound therapy, to both the clinical community, and patients with serious or complex wounds. From June 2018, to 2020, Mr. Fashek has served as Chief Executive Officer and Director of Brain Sentinel, Inc. Mr. Fashek currently serves as a Director of the Wound Healing Foundation (WHF), and Bravida Medical. From 1995 to 2007, Mr. Fashek served as the Vice Chairman, Chief Executive Officer, and President of KCI USA. From 2008 to 2011, Mr. Fashek was the Chairman of the Board of Directors at Systagenix, Ltd. From 2014 to 2015, Mr. Fashek was the Chairman of the Board of Directors and Chief Executive Officer of Spiracur, Inc. Mr. Fashek currently serves as Chairman of MedTech Solutions Group, LLC, a global commercial Medsurge business in San Antonio, Texas. Mr. Fashek has a Bachelor of Arts degree from Upsala College and Master of Business Administration from Fairleigh Dickinson University. Mr. Fashek is recognized as developing highly productive and profitable leadership teams and corporate cultures, while taking multiple healthcare products from idealization to commercialization, as well as turning around under-performing corporations to profitability. Mr. Fashek’s extensive experience as an executive and leadership positions in the global medical device and pharmaceutical businesses, as well as his network of industry partners, provide him the appropriate experience to serve on our Board.

Martin Goldstein, M.D., Director. Dr. Goldstein has served as our director since March 25, 2015 and is on our Corporate Governance Committee. He has been a practicing urologist for more than 20 years and is also an accomplished healthcare entrepreneur. For more than ten years Dr Goldstein presided over New Jersey Urology, one the largest urology group practices in the country. As President, he successfully navigated New Jersey Urology through two private equity transactions and the subsequent acquisition by Village MD. He now serves as the National Urology Service Line Chief for Village MD/Summit Health, a Walgreens & Cigna backed healthcare company. Previously, he served as Senior Vice President of Corporate Development and Acquisitions of Urology Management Associates, a private equity backed entity providing administrative practice management services to independent urology groups. Dr. Goldstein is a co-founder and executive board member of Metropolitan Surgery Center, a large multispecialty ambulatory surgery center. Dr. Goldstein brings to our Board his medical practice and healthcare business expertise. He is expected to make a valuable contribution in connection with marketing and facilitating the acceptance of our product offerings within the medical community. He has provided assistance with the U.S. Food and Drug Administration regulatory approval process of our products, particularly our urology offerings, and will continue to advise on new product development and innovations.

Michael Ferguson, Director. The Honorable Mr. Ferguson has served as our director since April 27, 2015. Since November 2023, Mr. Ferguson has served as executive vice president for federal legislative relations at AT&T. In addition, Mr. Ferguson founded Ferguson Strategies, LLC, a government affairs and strategic business consulting firm, where he served as the chief executive officer and chairman. Before joining AT&T, Mr. Ferguson served as a senior advisor at BakerHostetler, serving as the leader of their Federal Policy team. From 2001 to January 2009, he served in the U.S. House of Representatives, representing New Jersey’s 7th congressional district. While in Congress, he was a member of the House Energy and Commerce Committee, which has wide jurisdiction over the healthcare, telecommunications and energy industries. He served as vice chairman of the panel’s Health Subcommittee, where he became a key member on health care issues and helped to ensure passage of the Medicare Part D prescription drug benefit in 2003. In addition, he served as a member of the Telecommunications and Internet Subcommittee as well as the Oversight and Investigations Subcommittee. Mr. Ferguson was also a member of the House Financial Services Committee, where he cosponsored the Sarbanes-Oxley Act of 2002 and helped enact the initial terrorism risk insurance law. Mr. Ferguson was the former chairman of the Board of Commissioners of the New Jersey Sports and Exhibition Authority and also serves as a senior fellow of the Center for Medicine in the Public Interest’s Odyssey Initiative for Biomedical Innovation and Human Health. He has also served on various corporate advisory boards and committees, including for Pfizer, Inc., the National Italian American Foundation and the United States Golf Association. Mr. Ferguson received a bachelor’s degree in government from the University of Notre Dame and a master’s of public policy degree with a specialization in education policy from Georgetown University. Mr. Ferguson also formerly served as the Chairman of the Board of Ohr Pharmaceutical Inc. and brings to the Board his extensive background in government affairs, health care policy, and business strategy gained from his experiences in Congress and business consulting, which we believe will assist in strengthening and advancing our strategic focus and regulatory compliance.

Thomas R. Mika, Director. Mr. Mika has served as our director since April 27, 2015. Mr. Mika has over 30 years of senior management, finance and consulting experience. Mr. Mika is currently executive vice president and chief financial officer of POET Technologies, Inc. (TSX Venture: PTK, NASDAQ:POET) and previously served as chief executive officer of CollabRx, Inc. (NASDAQ: CLRX) and its predecessor, Tegal Corporation (NASDAQ: TGAL). CollabRx was a pioneer in clinical decision-support and precision oncology based on genomic testing. Mr. Mika was the chairman and chief executive officer of Tegal since March 2005, which became CollabRx in 2012, and served as its Chief Financial Officer since 2002. From 1992 to 2002, Mr. Mika served on the Company’s Board, which included periods of service as the chairman of the compensation committee and a member of the audit committee. Previously, Mr. Mika co-founded IMTEC, a boutique investment and consulting firm whose areas of focus included health care, pharmaceuticals, media and information technology. As a partner of IMTEC, Mr. Mika served clients in the United States, Europe and Japan over a period of 20 years, taking on the role of chief executive officer in several ventures. Earlier in his career, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. Mr. Mika holds a bachelor of science degree in Microbiology from the University of Illinois at Urbana-Champaign and a master of business administration degree from the Harvard Graduate School of Business. Mr. Mika’s qualifications to serve on our Board include his significant strategic and business insight from his prior service on the Board of other publicly held companies, as well as his substantial senior management, finance and consulting experience.

Aurora Cassirer, Director.

Ms. Cassirer has served on the Board since January 2022 and serves as the chair of the corporate governance committee. Ms. Cassirer is also a member of our compensation committee. Ms. Cassirer is a highly experienced attorney, currently practicing at Pierson Ferdinand LLP in the Business Litigation Section. She has previously served as a partner in other prominent law firms for more than 30 years, including at Troutman Pepper Hamilton Sanders LLP, where she served on the Executive and Compensation Committee and was the Managing Partner of its New York office for many years. Ms. Cassirer has a sophisticated practice focusing on business litigation and corporate governance issues, as well as securities fraud and derivative litigation. Ms. Cassirer has developed a particular niche in dealing with publicly and privately held biotech/healthtech and biopharma companies. Ms. Cassirer has been listed as AV Preeminent by Martindale-Hubbell consistently for the last 20 years as well as being listed in Law & Politics’ New York Super Lawyers for excellence in Business Litigation every year since 2008. Previously, Ms. Cassirer served as Chair of the Advisory Board of ReferWell, f/k/a Urgent Consult, LLC, a start-up in the health tech business, and served on the Board of Advisors of Live Care LLC, a start-up engaged in the remote monitoring of patients. Ms. Cassirer also served on the Board of Directors of Kids in Need of Defense (KIND), a not-for-profit organization where she served on its Compensation Committee. Ms. Cassirer is also a member of the Board of Friends of Jerusalem College of Technology and serves on its Development Committee. Ms. Cassirer currently serves as co-chair of the New York State Bar Association International Corporate Compliance Committee. Ms. Cassirer received her JD from New York University. Ms. Cassirer’s extensive legal experience and deep knowledge of corporate governance make her well-qualified to serve on our Board.

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

Executive Officers

The following table sets forth the names, ages and positions of our executive officers and certain significant employees as of April 24, 2024:

Name	Age	Position
Brian Murphy	67	Chief Executive Officer and Director
Stephen Brown	67	Chief Financial Officer
Harold Jacob, M.D.	69	Chief Medical Officer and Director

Please see the biography of Mr. Murphy on page 5 of this Amendment.

Stephen Brown. Mr. Brown has served as our chief financial officer since October 5, 2020. Previously, Mr. Brown served as the Company’s Chief Financial Officer from February 3, 2015 through April 30, 2019 and continued to serve as a financial consultant for the Company until his appointment as Chief Financial Officer on October 5, 2020. Mr. Brown previously served as Chief Financial Officer for IDT Corporation (NYSE: IDT) from April 1995 to January 2009, during which time he oversaw the initial public offering of a start-up telecommunications company and guided it through the spin-offs of two subsidiaries, various public offerings and bank facilities. During his tenure at IDT, Mr. Brown also served on IDT’s board of directors for six years and on the board of directors of Net2Phone Inc. for five years. Mr. Brown was also the founder and chairman of IDT Entertainment Inc., a movie studio and media subsidiary of IDT. From 2009 to the present, Mr. Brown has served as a managing partner of The Mcguffin Group Financial, a financial and business consulting firm concentrating on advising early stage and micro-cap companies. He is also a partner in an accounting and tax practice, Brown, Brown and Associates. Mr. Brown was formerly a certified public accountant, is a member of the Academy of Television Arts and Sciences and serves on the board of directors for several educational institutions, including on the Board of Governors for Touro College

Please see the biography of Dr. Jacob on page 5 of this Amendment.

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

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our officers, directors and employees. The code of business conduct and ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, our funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of business conduct and ethics, employee misconduct, improper conflicts of interest or other violations. A copy of the code of ethics was attached as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the Securities and Exchange Commission on March 31, 2017. If we amend or grant a waiver of one or more of the provisions of our code of business conduct and ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our code of business conduct and ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at www.nanovibronix.com within four business days following the date of such amendment or waiver.

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

Director Independence and Committee Qualifications

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

Board Committees, Meetings and Attendance

During the year ended December 31, 2023, the Board held four meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders, either in person or by teleconference. During the year ended December 31, 2023, each director attended at least 75% of the total number of meetings held by the Board and Board committees of which such director was a member. Last year’s annual meeting was not attended by any directors.

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

The audit committee met five times during the year ended December 31, 2023.

Nominating and Corporate Governance Committee. The nominating and corporate governance committee consist of Ms. Aurora Cassirer (chair) and Martin Goldstein, Christofer Fashek and Ms. Maria Schroeder, each of whom our Board has determined qualifies as an independent director under Section 5605(a)(2) of the Nasdaq Rules.

The primary function of the nominating and corporate governance committee is to identify individuals qualified to become board members, consistent with criteria approved by the Board, and select the director nominees for election at each annual meeting of stockholders as well as reviewing the Company’s corporate governance policies and any related matters.

The nominating and corporate governance committee met three times during the year ended December 31, 2023.

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

The compensation committee met four times during the year ended December 31, 2023.

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

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o NanoVibronix, Inc., 969 Pruitt Place, Tyler TX 75703, ATTN: Brian Murphy, Chief Executive Officer. Our Chief Executive Officer will review and forward correspondence to the appropriate person or persons.

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

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

●	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

●	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that each of our directors and executive officers, and any other person who owns more than ten percent (10%) of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on information furnished to us and written representations by such persons that no such other reports were required to be filed, we believe that all such SEC filing requirements were met in a timely manner during 2023 other than with respect to the following:

On December 4, 2023, a Form 4 for each of Aurora Cassirer, Martin Goldstein, Stephen Brown, Michael Ferguson, Thomas Mika, Harold Jacob and Maria Schroeder was filed late due to an administrative error, to report the grant of stock options granted under NanoVibronix, Inc. 2014 Long-Term Incentive Plan, which was granted on November 15, 2023, and the cancellation of certain outstanding stock options that occurred on November 29, 2023.

On December 6, 2023, a Form 4 for each of Christopher Fashek and Brian M. Murphy was filed late due to an administrative error, to report the grant of stock options granted under NanoVibronix, Inc. 2014 Long-Term Incentive Plan, which was granted on November 15, 2023, and the cancellation of certain outstanding stock options that occurred on November 29, 2023.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2023; (ii) the two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2023; (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the person was not serving as our executive officer at December 31, 2023 (collectively our “Named Executive Officers”):

Name	Position
Brian Murphy	Chief Executive Officer
Stephen Brown	Chief Financial Officer

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2023 and 2022 by our Named Executive Officers (amounts have been adjusted to reflect the 1-for-20 reverse stock split effected by the Company on February 9, 2023).

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)(2)
Brian Murphy	2023	300,000	82,500	159,631	-	541,861
	2022	300,000	42,500	66,304	-	408,804

Stephen Brown	2023	250,000	42,500	69,167	-	361,667
	2022	200,000	26,500	22,101	-	298,601

(1)	Represents incentive compensation payments earned.
(2)	In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the twelve-month period ended December 31, 2023 in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3—”Significant Accounting Policies” and Note 7—”Stockholders’ Equity (Deficiency)” to our audited consolidated financial statements for the fiscal year ended December 31, 2023, included in the 2023 Annual Report.

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

For the years ended December 31, 2023 and December 31, 2022, the compensation committee approved performance bonuses of $82,500 and $42,500, respectively.

Stephen Brown

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

The 2022 Brown Employment Agreement has an initial term of two years and thereafter automatically renews on an annual basis unless written notification is provided by Mr. Brown or the Company of the desire to not renew for the subsequent year. The 2022 Brown Employment Agreement also contains certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Brown.

For the years ended December 31, 2023 and December 31, 2022, the compensation committee approved performance bonus of $42,500 and $26,500, respectively.

On November 15, 2023, Mr. Brown was granted options to purchase 14,000 shares of common stock at an exercise price of $1.24 per share, which were fully vested on the grant date.

Retirement, Health, Welfare and Additional Benefits

All of our Named Executive Officers are eligible to participate in our employee benefit plans and programs, including medical benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

2004 Global Share Option Plan

In November 2004, our Board adopted the 2004 Global Share Option Plan, pursuant to which 400,000 shares of our common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2004 Global Share Option Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees, to encourage a sense of proprietorship and stimulate an active interest of such persons in our development and financial success. The 2004 Global Share Option Plan which was administered by our Board expired on February 28, 2014.

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

On June 13, 2019, the stockholders approved a second amendment to the 2014 Plan to increase (i) the number of shares of our common stock available for issuance pursuant to awards under the 2014 Plan by four hundred thousand (400,000) shares of our common stock, to a total of one million eight hundred and sixty-four thousand two hundred eighty-six (1,864,286) shares of our common stock and (ii) the maximum number of shares of our common stock covering awards of stock options or stock appreciation rights that could be granted to certain of our executive officers during any calendar year was increased to three hundred fifty-four thousand two hundred fourteen (354,214) shares.

On December 29, 2021, the stockholders approved a third amendment to the 2014 Plan that (i) intended to increase the number of shares of our common stock available for issuance pursuant to awards under the 2014 Plan by one million five hundred thousand (1,500,000) shares of our common stock to a total of three million three hundred sixty-four thousand two-hundred eighty-six (3,364,286) shares of our common stock, but a scrivener’s error in this amendment only increased the number of shares of our common stock available for issuance pursuant to awards under the 2014 Plan to a total of three million three hundred forty-six thousand two-hundred eighty-six (3,346,286) shares of our common stock, and (ii) increased the maximum number of shares of our common stock covering awards of stock options or stock appreciation rights that could be granted to certain of our executive officers during any calendar year to six hundred sixty-nine thousand two-hundred fifty-seven (669,257) shares of our common stock.

On December 15, 2022, the stockholders approved a fourth amendment to the 2014 Plan to increase (i) the number of shares of our common stock available for issuance pursuant to awards under the 2014 Plan by one million five hundred and eighteen thousand (1,518,000) shares of our common stock, to a total of four million eight hundred and sixty-four thousand two hundred eighty-six (4,864,286) shares of our common stock. On February 9, 2023, we effected a one-for-twenty reverse stock split of our common stock. Consequently, the number of shares of our common stock reserved for issuance pursuant to awards under the 2014 Plan was reduced to two hundred forty-three thousand two hundred fourteen (243,214) shares.

On February 19, 2024, expired in accordance with its terms. Any awards granted on or before such date will continue to be effective in accordance with their terms and conditions.

Description of the 2014 Plan

Purpose. The purpose of the 2014 Plan was to enable us to remain competitive and innovative in our ability to attract and retain the services of key employees, key contractors, and non-employee directors. The 2014 Plan provided for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of our common stock. The 2014 Plan provided flexibility to our compensation methods in order to adapt the compensation of key employees, key contractors, and non-employee directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The 2014 Plan was originally approved by our Board on February 19, 2014, and became effective upon stockholder approval on February 28, 2014. The 2014 Plan terminated on February 19, 2024. No award may be made under the 2014 Plan after its termination date, but awards made prior to the termination date may extend beyond that date.

Share Authorization. Subject to certain adjustments, the number of shares of our common stock that were reserved for issuance pursuant to awards under the 2014 Plan was one million eight hundred and sixty-four thousand two hundred eighty- six (1,864,286) shares, of which 100% were able to be delivered pursuant to incentive stock options. Subject to certain adjustments, with respect to any participant who is an officer of our company and subject to Section 16 of the Exchange Act, or a “covered employee” as defined in Section 162(m)(3) of the Internal Revenue Code of 1986, as amended (the “Code”), a maximum of three hundred fifty four thousand two hundred fourteen (354,214) shares may be granted in any one year in the form of stock options or stock appreciation rights to such participant.

Shares to be issued may be made available from authorized but unissued shares of our common stock, shares held by us in our treasury, or shares purchased by us on the open market or otherwise. During the term of the 2014 Plan, we at all times reserved and kept enough shares available to satisfy the requirements of the 2014 Plan. In the event that previously acquired shares were delivered to us in full or partial payment of the option price for the exercise of a stock option granted under the 2014 Plan, the number of shares available for future awards under the 2014 Plan would have been reduced only by the net number of shares issued upon the exercise of the stock option or settlement of an award. Awards that may be satisfied either by the issuance of common stock or by cash or other consideration would have been counted against the maximum number of shares that could have been issued under the 2014 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares.

Administration. The 2014 Plan was administered by the compensation committee of our Board (the “Committee”). At any time there was no Committee to administer the 2014 Plan, any reference to the Committee is a reference to the Board. The Committee would determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the 2014 Plan; establish and revise rules and regulations relating to the 2014 Plan and any sub-plans, including, without limitation, any sub-plans for awards made to participants who are not residents of the United States; establish performance goals for awards and certify the extent of their achievement; and make any other determinations that it believes necessary for the administration of the 2014 Plan. The Committee had the ability to delegate certain duties to one or more of our officers as provided in the 2014 Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and non-employee directors of us or our subsidiaries whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance were eligible to participate in the 2014 Plan.

Stock Options. The Committee had the ability to grant either incentive stock options (“ISOs”) qualifying under Section 422 of the Code or nonqualified stock options, provided that only employees of us and our subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs. Stock options could not be granted with an option price less than 100% of the fair market value of a share of common stock on the date the stock option is granted. If an ISO was granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or any parent or subsidiary), the option price was to be at least 110% of the fair market value of a share of common stock on the date of grant. The Committee had the ability to determine the terms of each stock option at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally were fixed by the Committee, except that the Committee could not grant stock options with a term exceeding 10 years or, in the case of an ISO granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or any parent or subsidiary), a term exceeding five years.

Recipients of stock options may pay the option price (i) in cash, check, bank draft, or money order payable to the order of the Company; (ii) by delivering to us shares of Common Stock (included restricted stock) already owned by the participant having a fair market value equal to the aggregate option price and that the participant has not acquired from us within six months prior to the exercise date; (iii) by delivering to us or our designated agent an executed irrevocable option exercise form together with irrevocable instructions from the participant to a broker or dealer, reasonably acceptable to us, to sell certain of the shares purchased upon the exercise of the option or to pledge such shares to the broker as collateral for a loan from the broker and to deliver to us the amount of sale or loan proceeds necessary to pay the purchase price; and (iv) by any other form of valid consideration that is acceptable to the Committee in its sole discretion.

Outstanding Equity Awards at Fiscal Year-End

None.

DIRECTOR COMPENSATION

The following table shows the compensation earned by persons who served on our Board during the fiscal year ended December 31, 2023 (amounts have been adjusted to reflect the 1-for-20 reverse stock split effected by the Company on February 9, 2023), who are not one of our named executive officers. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board for their services rendered in such period.

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)

Christopher Fashek (2)	150,000	30,520	180,520

Thomas Mika (3)	-	18,702	18,702

Michael Ferguson (4)	-	18,225	18,225

Martin Goldstein (5)	-	16,794	16,794

Harold Jacob, M. D. (6)	-	16,535	16,535

Aurora Cassirer (7)	-	16,794	16,794

Maria Schroeder (8)	-	16,794	16,794

(1) In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the 2023 fiscal year in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3—”Significant Accounting Policies” and Note 6—”Stockholders’ Equity” to our audited consolidated financial statements for the fiscal year ended December 31, 2023, included in the Original Form 10-K.

(2) As of December 31, 2023, Mr. Fashek had outstanding options representing the right to purchase 14,000 shares of our common stock and no outstanding stock awards of shares of common stock.

(3) As of December 31, 2023, Mr. Mika had outstanding options representing the right to purchase 3,334 shares of our common stock and no outstanding stock awards of shares of common stock.

(4) As of December 31, 2023, Mr. Ferguson had outstanding options representing the right to purchase 3,334 shares of our common stock and no outstanding stock awards of shares of common stock.

(5) As of December 31, 2023, Mr. Goldstein had outstanding options representing the right to purchase 3,333 shares of our common stock and no outstanding stock awards of shares of common stock.

(6) As of December 31, 2023, Dr. Jacob had outstanding options representing the right to purchase 3,333 shares of our common stock and no outstanding stock awards of shares of common stock.

(7) As of December 31, 2023, Ms. Cassirer had outstanding options representing the right to purchase 3,333 shares of our common stock and no outstanding stock awards of shares of common stock.

(8) As of December 31, 2023, Ms. Schroeder had outstanding options representing the right to purchase 20,000 shares of our common stock and no outstanding stock awards of shares of common stock.

On October 13, 2016, we entered into an agreement with Christopher Fashek to serve as the chairman of our Board. Under this agreement Mr. Fashek was paid $100,000 per year payable in semi-monthly installments. On November 1, 2018, the Compensation committee voted to increase Mr. Fashek’s consulting fee to $150,000 per year.

On November 29, 2023, the Company entered into an option cancellation and release agreement with each of Brian Murphy, Christopher Fashek, Martin Goldstein, Michael Ferguson, Stephen Brown, Aurora Cassirer, Dr. Harold Jacob, Maria Schroeder and Thomas Mika (collectively, the “Option Holders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 102,038 shares of common stock of the Company at exercise prices ranging from $8.94 to $51.40 (the “Options”) previously granted to each of the Option Holders. In exchange for the cancellation of the Options, the Company paid $1.00 to each Option Holder.

Outside of compensation to our chairman, Christopher Fashek, we paid no compensation to our non-employee directors for the one-year period ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Stock Ownership of Certain Beneficial Owners and Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of April 24, 2024 by:

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

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o NanoVibronix, Inc., 969 Pruitt Place, Tyler TX 75703. As of April 24, 2024, we had 2,784,354 shares of common stock, 0 shares of Series C Preferred Stock, 0 shares of Series D Preferred Stock, 0 shares of Series E Preferred Stock and 0 shares of Series F Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Outstanding (1)
5% Owners
Armistice Capital, LLC	280,283	(2)	9.99	%(2)

Directors and Executive Officers
Stephen Brown	14,200	(3)	*
Harold Jacob, M.D.	17,160	(4)	*
Martin Goldstein, M.D.	20,000	(5)	*
Michael Ferguson	20,000	(6)	*
Thomas R. Mika	20,000	(7)	*
Christopher Fashek	17,750	(8)	*
Brian Murphy	20,000	(9)	*
Aurora Cassirer	20,100	(10)	*
Maria Schroeder	20,000	(11)	*
All directors and executive officers as a group (9 persons)	266,877		9.58%

*Represents Ownership of Less than 1%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 24, 2024. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	The shares are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”) and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Comprised of (i) 259,000 shares of common stock, and (ii) 21,283 shares of common stock issuable upon the exercise of pre-funded warrants and excludes (i) 1,763,717 shares of common stock issuable upon the exercise of pre-funded warrants and (ii) 5,813,954 shares of common stock issuable upon the exercise of the A-1 Warrants (the “A-1 Warrants”) and A-2 Warrants (the “A-2 Warrants”). The A-1 Warrants and the A-2 Warrants are subject to a beneficial ownership limitation of 4.99%, and the pre-funded warrants are subject to a beneficial ownership limitation of 9.99%, which such limitation restricts the stockholder from exercising that portion of the A-1 Warrants, A-2 Warrants or the pre-funded warrants, as applicable, that would result in the stockholder and its affiliates owning, after exercise, a number of shares of common stock in excess of the beneficial ownership limitation. The address of Armistice Capital, LLC is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)	Comprised of 200 shares of Common Stock held by Mr. Brown and 20,000 shares of stock that may be purchased by Mr. Brown upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

(4)	Comprised of (i) 3,209 shares of common stock held by Medical Instrument Development Inc., an entity controlled by Dr. Jacob, (ii) 618 shares of common stock held by Dr. Jacob, and (iii) 10,000 shares of common stock that may be purchased by Dr. Jacob upon the exercise of stock options.

(5)	Comprised of 20,000 shares of stock that may be purchased by Dr. Goldstein upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

(6)	Comprised of 20,000 shares of stock that may be purchased by Mr. Ferguson upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

(7)	Comprised of 20,000 shares of stock that may be purchased by Mr. Mika upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

(8)	Comprised of 3,750 shares of common stock held by Mr. Fashek and 14,000 shares of stock that may be purchased by Mr. Fashek upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

(9)	Comprised of 20,000 shares of stock that may be purchased by Mr. Murphy upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

(9)	Comprised of 100 shares of common stock held by Ms. Cassirer and 20,000 shares of stock that may be purchased by Ms. Cassirer upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

(10)	Comprised of 1,875 shares of stock that may be purchased by Ms. Schroeder upon exercise of stock options that are currently exercisable or exercisable within 60 days following April 24, 2024.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2023 with respect to our equity compensation plans under which our equity securities are authorized for issuance (amounts have been adjusted to reflect the 1-for-20 reverse stock split effected by the Company on February 9, 2023):

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	112,686	$13.10	-
Equity compensation plans not approved by security holders	-	-	-
Total	112,686	$13.10	-

(1)	Represents shares available for issuance under the 2014 Plan as of December 31, 2023. The 2014 Plan expired on February 19, 2024, and no further equity awards may be granted under the 2014 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Parties Transactions Approval Policy

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

Transactions with Related Parties

In March 2022 we engaged the law firm FisherBroyles LLP to handle our litigation matter with Protrade Systems, Inc. For the year ended December 31, 2023, we have accrued and paid legal fees of FisherBroyles LLP equal to $360,000, which fees were recorded as part of “General and administrative expenses” in our condensed consolidated statements of operations. As has been previously disclosed, one of our board members, Aurora Cassirer, is a partner at FisherBroyles LLP. Ms. Cassirer does not provide any legal services or legal advice to the Company.

On November 29, 2023, we entered into an option cancellation and release agreement with each of Brian Murphy, Christopher Fashek, Martin Goldstein, Michael Ferguson, Stephen Brown, Aurora Cassirer, Dr. Harold Jacob, Maria Schroeder and Thomas Mika, our directors and officers, pursuant to which the parties agreed to cancel the Options previously granted to each of the option holders. In exchange for the cancellation of the Options, we paid $1.00 to each option holder. See “Director Compensation.”

Other than compensation agreements and other arrangements which are described as required under “Director Compensation” and “Executive Compensation” and the transactions described above, since January 1, 2022, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees to Independent Registered Public Accounting Firm

The following is a summary of the fees billed or expected to be billed to us by Zwick CPA, PLLC, our independent registered public accountants, for professional services rendered with respect to the fiscal year ended December 31, 2023 and by Marcum LLP, our former independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2023 and December 31, 2022:

	Zwick CPA, PLLC	Marcum LLP
	2023	2023	2022
Audit fees (1)	$0	$274,338	$205,000
Audit-related fees (2)	-		-
Tax fees (3)	-		-
All other fees (4)	-	$75,000	-
Total	$0	$349,338	$205,000

(1) Audit Fees. This category includes the fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

(2) Audit-Related Fees. This category typically consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

(3) Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

(4) All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for products and services provided by our independent registered public accountants, other than the services reported in the categories above.

Pre-Approval Policies and Procedures of Audit and Non-Audit Services

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

All of the services rendered by our independent registered public accountants were pre-approved by the audit committee.

The Board considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(a)(2) Financial Statements Schedule

None.

(a)(3) Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Amendment No. 2 to the Original Filing.

Index to Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to the Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

Date: April 26, 2024	NANOVIBRONIX, Inc.

	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

