Form 10-Q
period 2024-03-31
NanoVibronix, Inc.
filed 2024-05-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of May 15, 2024 was 2,784,354 shares.

NanoVibronix, Inc.

Quarter Ended March 31, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	(Unaudited) March 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash	$2,700	$3,283
Trade receivables	360	318
Prepaid expenses and other accounts receivable	297	154
Inventory	2,588	2,732
Total current assets	5,945	6,487

Noncurrent assets:
Fixed assets, net	8	7
Other assets	1	1
Severance pay fund	171	174
Operating lease right-of-use assets, net	110	5
Total non-current assets	290	187
Total assets	$6,235	$6,674

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$37	$138
Other accounts payable and accrued expenses	2,320	2,265
Deferred licensing income, current	46	46
Operating lease liabilities, current	24	5
Total current liabilities	2,427	2,454

Non-current liabilities:
Accrued severance pay	214	217
Deferred revenue – long term	4	15
Operating lease liabilities, non-current	86	-
Total liabilities	2,731	2,686

Commitments and contingencies

Stockholders’ equity:
Series C Preferred Stock of $0.001 par value – Authorized: 3,000,000 shares at both March 31, 2024 and December 31, 2023; issued and outstanding: 0 shares at both March 31, 2024 and December 31, 2023, respectively	-	-

Series D Preferred Stock of $0.001 par value – Authorized: 506 shares at both March 31, 2024 and December 31, 2023; issued and outstanding: 0 shares at both March 31, 2024 and December 31, 2023, respectively	-	-

Series E Preferred Stock of $0.001 par value – Authorized: 1,999,494 shares at both March 31, 2024 and December 31, 2023, respectively; issued and outstanding: 0 shares at both March 31, 2024 and December 31, 2023, respectively	-	-

Series F Preferred Stock of $0.01 par value – Authorized: 40,000 and 0 shares at March 31, 2024 and December 31, 2023, respectively; issued and outstanding: 0 shares at both March 31, 2024 and December 31, 2023, respectively	-	-

Common Stock of $0.001 par value – Authorized: 40,000,000 shares at March 31, 2024 and December 31, 2023, respectively; issued and outstanding: 2,784,353 and 2,046,307 shares at March 31, 2024 and December 31, 2023, respectively	2	2
Additional paid in capital	70,256	70,149
Accumulated other comprehensive income	(70)	(67)
Accumulated deficit	(66,684)	(66,096)
Total stockholders’ equity	3,504	3,988
Total liabilities and stockholders’ equity	$6,235	$6,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2024	2023

Revenues	$921	$354
Cost of revenues	257	119
Gross profit	664	235

Operating expenses:
Research and development	121	55
Selling and marketing	165	214
General and administrative	946	1,021
Total operating expenses	1,232	1,290

Loss from operations	(568)	(1,055)

Interest expense	(34)	(34)
Financial expense, net	21	(6)

Loss before taxes	(581)	(1,095)

Income tax expense	(7)	(2)

Net loss	$(588)	$(1,097)

Basic and diluted net loss available for holders of Common Stock, Series C Preferred Stock and Series D Preferred Stock	$(0.23)	$(0.67)

Weighted average Common Stock outstanding:
Basic and diluted	2,510,309	1,651,936

Comprehensive loss:
Net loss available to common stockholders	(588)	(1,097)
Change in foreign currency translation adjustments	1	(5)
Comprehensive loss available to common stockholders	(587)	(1,102)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	1,641,146	$2	$65,634	$(18)	$(62,385)	$3,233
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	67	-	-	67
Exercise of options	-	-	-	-	-	-	-	-	5,459	-	7	-	-	7
Rounding-up of fractional shares due to reverse stock split	-	-		-	-	-	-	-	15,726	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,097)	(1,097)
Balance, March 31, 2023	-	$-	-	$-	-	$-	-	$-	1,662,330	$2	$65,708	$(25)	$(63,482)	$2,203

Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	2,046,307	2	70,149	(67)	(66,096	3,988

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(3)	-	(3)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	738,000	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	-	-	107	-	-	107
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	46	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(588)	(588)
Balance, March 31, 2024	-	$-	-	$-	-	$-	-	$-	2,784,353	$2	$70,256	$(70)	$(66,684)	$3,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	There Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(588)	$(1,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	-	1
Stock-based compensation	107	67
Noncash interest expense	34	-
Change in fair value of equity investment	-	(2)
Changes in operating assets and liabilities:
Trade receivable	(42)	(49)
Other accounts receivable and prepaid expenses	(143)	(70)
Inventory	144	(38)
Trade payables	(101)	(21)
Other accounts payable and accrued expenses	21	41
Deferred revenue	(11)	(32)
Net cash used in operating activities	(579)	(1,200)

Cash flows from investing activities:
Purchases of fixed assets	(1)	(1)
Net cash used in investing activities	(1)	(1)

Cash flows from financing activities:
Proceeds from exercise of options	-	7
Net cash provided by financing activities	-	7

Effects of currency translation on cash	(3)	(7)

Net (decrease) increase in cash	(583)	(1,201)
Cash at beginning of period	3,283	2,713

Cash at end of period	$2,700	$1,512
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

NOTE 1 – DESCRIPTION OF BUSINESS

NanoVibronix, Inc. (the “Company”), a Delaware corporation, commenced operations on October 20, 2003 and is a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home without the assistance of medical professionals.

The Company’s principal research and development activities are conducted in Israel through its wholly owned subsidiary, NanoVibronix (Israel 2003) Ltd., a company registered in Israel, which commenced operations in October 2003.

NOTE 2 – GOING CONCERN, LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Going Concern

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the three months ended March 31, 2024, the Company has incurred losses as well as negative cash outflows from operating activities and expects to incur losses and negative cash outflows from operating activities through at least fiscal year 2024. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing and there could be a significant arbitration payment due (see Note 10), substantial doubt exists as to the Company’s ability to continue as a going concern.

The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as the Company’s products do not reach commercial profitability. If the Company is unable to obtain additional financing, the development of its product candidates and the Company’s commercial strategy may be impacted and there could be a material adverse effect on the Company’s business and financial condition. These financial statements do not include any adjustments that may result from the outcome of this uncertainty.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, as found in the Company’s Annual Report on Form 10-K, as amended, initially filed with the Securities and Exchange Commission (the “SEC”) on April 8, 2024.

The balance sheet for December 31, 2023 was derived from the Company’s audited financial statements for the year ended December 31, 2023. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains for the three months ended March 31, 2024 and 2023 were $6,000 and $7,000, respectively.

Cash

The Company holds cash in various banking institutions. Such funds are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time. As of March 31, 2024, the company had cash in excess of the FDIC insured amount totaling $2,166,000.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. Trades receivables were $360,000 as of March 31, 2024 and are not anticipated to possess substantial credit risk or expected credit losses. Historically, the Company has not had significant write off’s of trade receivables. All sales are nonrefundable.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, distributor fees and processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by considering factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers.

Revenues from sales to distributors are recognized at the time the products are delivered to the distributors (“sell-in”). The Company does not grant rights of return, credits, rebates, price protection, or other privileges on its products to distributors.

Recently adopted accounting standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) and subsequent amendments to the initial guidance: ASU 2018-19, ASU 2019-04, and ASU 2019-05 (collectively, “Topic 326”). Topic 326 requires measurement and recognition of expected credit losses for financial assets held. This ASU is effective for interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2023, and there was no material impact on its condensed consolidated financial statements upon adoption.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact that adoption of ASU 2023-09 will have on its financial statements.

NOTE 4 – INVENTORY

Inventory consists of the following components:

	March 31, 2024	December 31, 2023

Raw materials	$311,000	$210,000
Finished goods	2,277,000	2,522,000

	$2,588,000	$2,732,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Common stock

The common stock, par value $0.001 per share (the “Common Stock”), confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution, or winding up of the Company.

Reverse stock split

On February 8, 2023, the Company effected a reverse stock split of its Common Stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s Common Stock begin trading on a split-adjusted basis when the market opened on February 9, 2023 (the “Reverse Stock Split”).

At the effective time of the Reverse Stock Split, every 20 shares of the Company’s issued and outstanding Common Stock were converted automatically into one issued and outstanding share of Common Stock without any change in the par value per share. Stockholders holding shares through a brokerage account had their shares automatically adjusted to reflect the 1-for-20 Reverse Stock Split. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in a stockholder owning a fractional share. Any fractional share of a stockholder resulting from the Reverse Stock Split was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of the Company’s Common Stock issuable upon exercise or conversion of the Company’s equity awards, warrants, and other convertible securities, as well as the applicable exercise or conversion price thereof. On February 16, 2023, the Company rounded up fractional shares to its nearest whole number of 15,726 shares. On March 31, 2024, the Company rounded up fractional shares to its nearest whole number of 46 shares.

All references in this Quarterly Report on Form 10-Q to number of shares, price per share, and weighted average number of shares of Common Stock outstanding prior to the Reverse Stock Split have been adjusted to reflect the Reverse Stock Split on a retroactive basis, unless otherwise noted.

Issuance of Common Stock for cash through private placement

On August 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of 180,000 shares (the “Common Shares”) of Common Stock, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 2,726,977 shares of Common Stock, with an exercise price of $0.0001 per share, A-1 Warrants (the “A-1 Warrants”) to purchase up to 2,906,977 shares of Common Stock, with an exercise price of $1.47 per share, and A-2 Warrants (the “A-2 Warrants” and together with the A-1 Warrants, the “Warrants”) to purchase up to 2,906,977 shares of Common Stock with an exercise price of $1.47 per share. The A-1 Warrants are exercisable immediately upon issuance and expire March 1, 2029. The A-2 Warrants are exercisable immediately upon issuance and expire October 1, 2024. The combined purchase price for one Common Share and the accompanying Warrants was $1.72, and the combined purchase price for one Pre-Funded Warrant and the accompanying Warrants was $1.7199.

The net proceeds to the Company from the Private Placement were approximately $4,215,000, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Private Placement for general corporate purposes, including funding of the Company’s development programs, commercial planning, sales and marketing expenses, potential strategic acquisitions, general and administrative expenses, and working capital.

H.C. Wainwright & Co., LLC (“Wainwright”) served as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of July 5, 2023, between the Company and Wainwright (as amended, the “Engagement Letter”). As part of Wainwright’s compensation, we issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 218,023 shares of Common Stock at an exercise price equal to $2.15 per share. The Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

Stock-based compensation and Options

During the three-month period ended March 31, 2024 and 2023, 0 and 5,459 employee options were exercised, respectively. During the three-month period ended March 31, 2024 and 2023, 90,000 and 0 employee options were granted, respectively. During the three-month period ended March 31, 2024 and 2023, 36 and 0 employee options expired, respectively.

The options granted to employees and board members were recorded at a fair value and vested over ten years. During the three-month period ended March 31, 2024 and 2023, stock-based compensation expense of $107 and $67 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2022	147,619	$24.42	7.24
Granted	-	-	-
Exercised	(5,459)	1.40	0.24
Outstanding – March 31, 2023	142,160	$25.31	7.50

Outstanding – December 31, 2023	112,685	$13.10	8.41
Granted	90,000	0.90	9.82
Exercised	-	-	-
Expired	(36)	39.2	0.16
Outstanding – March 31, 2024	202,650	$7.67	8.90

Warrants

On August 30, 2023, the Company granted (a) Pre-Funded Warrants to purchase up to 2,906,977 shares of Common Stock with an exercise price of $0.0001 per share, (b) A-1 Warrants to purchase up to 2,906,977 shares of Common Stock with an exercise price of $1.47 per share, and (c) A-2 Warrants to purchase up to 2,906,977 shares of Common Stock with an exercise price of $1.47 per share, for a total of 8,540,931 warrants, in conjunction with the Private Placement disclosed above. The A-1 Warrants and A-2 Warrants are exercisable immediately upon issuance and expire on March 1, 2029 and October 1, 2024, respectively.

For the same Private Placement, the Company granted Placement Agent Warrants to Wainwright, or its designees, to purchase up to an aggregate of 218,023 shares of Common Stock at an exercise price equal to $2.15 per share. The Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

For the three months ended March 31, 2024 and 2023, there were 0 warrants granted, respectively. For the three months ended March 31, 2024 and 2023, there were 738,000 and 0 warrants exercised and/or cancelled.

Warrants
Outstanding – December 31, 2022	78,252
Granted	-
Exercised	-
Canceled	-
Outstanding – March 31, 2023	78,252

Outstanding – December 31, 2023	8,633,229
Granted	-
Exercised	(738,000)
Canceled	-
Outstanding – March 31, 2024	7,895,229

NOTE 6 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per share of Common Stock is computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. All outstanding stock options and warrants for the three months ended March 31, 2024 and 2023 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in Common Stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2024	March 31, 2023
Stock Options – employee and non-employee	202,650	142,160
Warrants	7,895,229	78,252
Total	8,097,879	220,412

NOTE 7 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2024	2023
United States	$905,000	$309,000
Europe	-	19,000
Australia/New Zealand	4,000	13,000
Asia	-	1,000
Other	12,000	12,000
Total	$921,000	$354,000

The Company’s long-lived assets are all located in Israel.

For the three months ended March 31, 2024, the Company’s largest customer comprised approximately 31% of total revenues. During the three months ended March 31, 2023, the Company’s two largest customers comprised approximately 87% of total revenues.

NOTE 8 – LEASES

The Company has operating lease agreements with terms up to 2-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.94 years, with a weighted-average discount rate of 10%. The discount rate was determined by referencing rates used by companies in the same industry.

The Company incurred $6 and $18 of lease expense for its operating leases for the three months ended March 31, 2024 and 2023, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2024:

2024	$31
2025	44
2026	45
Thereafter	6
Total undiscounted operating lease payments	126
Less: Imputed interest	16
Present value of operating lease liabilities	$110

NOTE 9 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received was estimated at the date of grant and at each reporting period using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	March 31, 2024	March 31, 2023
Price at valuation	$0.02	$0.04
Exercise price	$0.19	$0.19
Risk free interest	4.20%	3.55%
Expected term (in years)	6	7
Volatility	125.4%	155.6%

The Company considers this to be Level 3 inputs which are valued at each reporting period. For the three months March 31, 2024, changes in the fair value of these warrants amounted to $1,000, leaving a balance of $2,000 as of March 31, 2024. For the three months ended March 31, 2023, changes in the fair value of these warrants amounted to a gain of $2,000.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the three months ended March 31, 2024, and 2023.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended September 30, 2023 and 2022:

Asset
Balance – December 31, 2022	$3,000
Fair value adjustments – Sanuwave warrants	2,000
Balance – March 31, 2023	$5,000

Balance – December 31, 2023	1,000
Fair value adjustments – Sanuwave warrants	1,000
Balance – March 31, 2024	$2,000

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2024
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$2,000	$2,000

	Fair Value Measurements as of December 31, 2023
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$1,000	$1,000

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Pending litigation

On February 26, 2021, Protrade Systems, Inc. (“Protrade”) filed a Request for Arbitration (the “Request”) with the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce alleging that the Company is in breach of an Exclusive Distribution Agreement dated March 7, 2019, between Protrade and the Company (the “Exclusive Distribution Agreement”). Protrade alleges, in part, that the Company has breached the Exclusive Distribution Agreement by discontinuing the manufacture of the DV0057 Painshield MD device in favor of an updated 10-100-001 Painshield MD device. Protrade claims damages estimated at $3 million.

On March 15, 2022, the arbitrator issued a final award which determined that (i) the Company had the right to terminate the Exclusive Distribution Agreement; (ii) the Company did not breach the duty of good faith and fair dealing with regard to the Exclusive Distribution Agreement; and (iii) the Company did not breach any confidentiality obligations to Protrade. Nevertheless, the arbitrator determined that the Company did not comply with the obligation to supply Protrade with a year’s supply of patches and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, the Company submitted an application for correction of the award which the arbitrator denied on June 22, 2022.

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York, Nassau County seeking to confirm the award. On April 13, 2022, the Company submitted an application to the ICA seeking to correct an error in the award based on the evidence that the Company only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award denied the application.

On July 22, 2022, the Company filed a cross-motion seeking to vacate the arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, the Company averred in its motion that Protrade’s witness made false statements in arbitration and that the arbitrator resolved a claim that was never raised by Protrade and has no factual basis.

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

On July 10, 2023, the Company filed an appeal with the Appellate Division, Second Department. The Company intends to continue to vigorously pursue its opposition to the award in all appropriate fora.

As of March 31, 2024 and December 31, 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2 million for both periodsincluding interest which is classified in “Other accounts payable and accrued expenses.”

NOTE 11 – RELATED PARTY TRANSACTION

The firm FisherBroyles LLP is handling the Company’s Protrade litigation and appeals. For the three months ended March 31, 2024 and 2023, the Company has been billed and paid legal fees from FisherBroyles amounting to $0 and $76,034, respectively, which have been recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of the Company’s board members, Aurora Cassirer, was a partner at FisherBroyles. On January 1, 2024, Ms. Cassirer left FisherBroyles to become a partner at Pierson Ferdinand. Pierson Ferdinand was paid $6,917 during the three months ended March 31, 2024.

NOTE 12 – SUBSEQUENT EVENTS

On April 10, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between February 27, 2024 and to April 9, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 7, 2024, in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of March 31, 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended December 31, 2023, which are included in the Form 10-K, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on April 8, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment, and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will be achieved. Forward-looking statements are based on information we have when those statements are made or management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	Our history of losses and expectation of continued losses.
●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, and Israel and Palestine, could adversely affect our business, financial condition, or results of operations.
●	Increasing inflation could adversely affect our business, financial condition, results of operations, or cash flows.
●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration (“FDA”) approval of our product candidates.
●	Our product candidates may not be developed or commercialized successfully.
●	Risks of product liability claims and the availability of insurance.
●	Our ability to successfully develop and commercialize our products.
●	Our ability to generate internal growth.
●	Risks related to computer system failures, cyber-attacks, or deficiencies in our cyber-security.
●	Our ability to obtain regulatory approval in foreign jurisdictions.
●	Uncertainty regarding the success of our clinical trials for our products in development.
●	The price of our securities is volatile with limited trading volume.
●	Our ability to regain and maintain compliance with the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”).
●	Our ability to maintain effective internal control over financial reporting.
●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.
●	Our intellectual property portfolio and our ability to protect our intellectual property rights.
●	The adoption of health policy changes and health care reform.
●	Lack of financial resources to adequately support our operations.
●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and financial performance, you should carefully review the risks and uncertainties described under the heading “Item 1A. Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2023, and those described from time to time in our future reports filed with the SEC. Moreover, new risks regularly emerge and it is not possible for us to predict or articulate all risks we face, nor can we assess the impact of all risks on our business, or the extent to which any risk, or combination of risks, may cause actual results to differ from those contained in any forward-looking statements. All forward-looking statements included in this Form 10-Q are based on information available to us on the date of this Quarterly Report on Form 10-Q. Except to the extent required by applicable laws or rules, we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Overview

We are a medical device company focusing on noninvasive biological response-activating devices that target wound healing and pain therapy and can be administered at home, without the assistance of medical professionals. Our WoundShield, PainShield and UroShield products are backed by novel technology which relates to ultrasound delivery through surface acoustic waves. The global wound care device market totaled approximately $20.8 billion in 2022 and is expected to grow to $27.2 billion by 2027 at a CAGR of 5.4% during 2022-2027 (as reported by Markets and Markets in June 2022).

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company’s cash used in operations was $583,000 leaving a cash balance of $2,700,000 as of March 31, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern.

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

On March 15, 2022, the arbitrator issued a final award, which, determined that (i) we had the right to terminate the Exclusive Distribution Agreement; (ii) we did not breach the duty of good faith and fair dealing with regard to the Exclusive Distribution Agreement; and (iii) we did not breach any confidentiality obligations to Protrade. Nevertheless, the arbitrator determined that we did not comply with the obligation to supply Protrade with a year’s supply of patches and awarded Protrade $1,500,250, which consists of $1,432,000 for “lost profits” and $68,250 as reimbursement of arbitration costs, on the grounds that we allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. We believe that the number of patches per device alleged by Protrade is grossly inflated and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, we submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York, Nassau County seeking to confirm the award. On April 13, 2022, we submitted an application to the ICA seeking to correct an error in the award based on the evidence that we only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award denied the application.

On July 22, 2022, we filed a cross-motion seeking to vacate arbitration award on the grounds that the arbitrator exceeded her authority, that the award was procured by fraud, and that the arbitrator failed to follow procedures established by New York law. In particular, we averred in our motion that Protrade’s witness made false statements in arbitration and that the arbitrator resolved a claim that was never raised by Protrade and that has no factual basis.

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

On July 10, 2023, we filed an appeal with the Appellate Division, Second Department. We intend to continue to vigorously pursue our opposition to the award in all appropriate fora.

As of March 31, 2024 and December 31, 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.0 million for both periods including interest which is classified in “Other accounts payable and accrued expenses.”

Recent Developments

Services Agreement

On March 22, 2024, the Company entered into a standalone services agreement (the “Services Agreement”), by and between the Company and Veranex, Inc., a Delaware corporation (“Veranex”) pursuant to which, the Company engaged Veranex to provide certain research and development services (the “Services”) to assist with the development of the Company’s next generation UroShield and PainShield products. The Services Agreement has a term of approximately 50 weeks, subject to adjustments or earlier termination thereof in accordance with the terms of the Services Agreement. The Services Agreement contains certain representations, warranties, limitations of liabilities, confidentiality and indemnity obligations and other provisions customary for an agreement of its type.

Nasdaq Listing Requirements

On April 10, 2024,the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 7, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance; however, if it appears to Nasdaq that the Company will be unable to cure the deficiency or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

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

Critical Accounting Estimates

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of the consolidated financial statements requires us to make assumptions, estimates and judgments that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities as of the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Certain of our more critical accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting policies are more fully described in both (i) “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and (ii) Note 3 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2023. There have not been any material changes to such critical accounting policies since December 31, 2023.

The currency of the primary economic environment in which our operations are conducted is the U.S. dollar (“$” or “dollar”). Accordingly, our functional currency is the dollar.

Results of Operations

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenues. For the three months ended March 31, 2024 and 2023, our revenues were approximately $921,000 and $354,000, respectively, an increase of approximately 160%, or $567,000, between the periods. The increase was mainly attributable to increased sales from our Ultra Pain Products Inc. (“UPPI”) distributor as well an increase of customers from Veteran Administration facilities or through workman’s compensation programs, referred to us from three sales representatives to whom we sold our products directly for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the three months ended March 31, 2024, the percentage of revenues attributable to our products was: PainShield Plus – 10%, PainShield MD – 59%, Monthly Kits PP – 2% and Monthly Kits P – 28%. For the three months ended March 31, 2023, the percentage of revenues attributable to our products was: PainShield MD – 91%, PainShield Plus – 0% and UroShield – 9%.

Gross Profit. For the three months ended March 31, 2024 and 2023, gross profit was approximately $664,000 and $235,000, respectively, an increase of approximately 183%, or $429,000, between the periods, The increase was mainly due to a larger percentage of higher gross margin from direct sales to customers from Veteran Health Care network facilities and workers’ compensation plans, as well as increased sales from our direct medical equipment distributor in the United States, UPPI.

Gross profit as a percentage of revenues was approximately 72% and 66% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended March 31, 2024 and 2023, research and development expenses were approximately $121,000 and $55,000, respectively, an increase of approximately 120%, or $66,000, between the periods. The increase was mainly due to the start of the University of Michigan clinical trial in the 2024.

Research and development expenses as a percentage of total revenues were approximately 13% and 16% for the three months ended March 31, 2024 and 2023, respectively. This decrease was due to higher expenses incurred in 2023 compared to revenue.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, and clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2024, and 2023, selling and marketing expenses were approximately $165,000 and $214,000, respectively, a decrease of approximately 23%, or $49,000, between the periods. The decrease was mainly due to a significant decrease in website and online marketing budget in 2024.

Selling and marketing expenses as a percentage of total revenues were approximately 18% and 60% for the three months ended March 31, 2024 and 2023, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent, and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2024 and 2023, general and administrative expenses were approximately $947,000 and $1,021,000, respectively, a decrease of approximately 7%, or $74,000, between the periods. The decrease was primarily due to decrease in legal fees related to securities and litigation matters, as well as accounting fees incurred in 2024, as compared to 2023.

General and administrative expenses as a percentage of total revenues were approximately 103% and 288% for the three months ended March 31, 2024 and 2023, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal, and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Interest expense. For the three months ended March 31, 2024, and 2023, interest expense was $34,000, for both periods. This pertains to the interest on the Company’s judgment liability for both years.

Income tax expense. For the three months ended March 31, 2024 and 2023, tax expenses were $7,000 and $2,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately 46%, or $509,000, to approximately $588,000 for the three months ended March 31, 2024 from approximately $1,097,000 in the same period of 2023. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred losses in the amount of approximately $588,000 during the three months ended March 31, 2024, as we continue to maintain significant net operating losses from operations. We also had negative cash flow from operating activities of $579,000 for the three months ended March 31, 2024. We had a cash balance of just over $2,700,000 as of March 31, 2024 and we expect to continue to incur losses and negative cash flows from operating activities. Due to the continued expected negative cash flow from operations and the potential arbitration payment, if we are unsuccessful in our appeals, the Company does not have sufficient resources to fund operations for at least the next twelve months from the date of this filing. As such, there is substantial doubt of our ability to continue as a going concern.

We will need to continue to raise additional capital to finance our losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. If we are unable to raise additional capital, we will need to adjust our business plan and reduce workforce, which could have a material adverse effect on the Company and its financial position.

During the three period ended March 31, 2024, we met our short-term liquidity requirements from our existing cash reserves and from the sale of our securities. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products, competing technological, and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we will be able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of March 31, 2024, other than the $2 million owed to Protrade as of March 31, 2024, under the court decision, which we continue to appeal.

As of March 31, 2024, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

As of March 31, 2024, we had cash of approximately $2,700,000, compared to approximately $3,283,000 as of December 31, 2023. The decrease in cash was primarily due to our net loss of $588,000 which primarily consisted of increased revenues and increased gross margins offset by our operating expenses. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research, and development cost, marketing and sales activities, finance and administrative cost, capital expenditures, and general working capital.

Cash used in our operating activities was approximately $579,000 for the three months ended March 31, 2024, compared to $1,200,000 for the three months ended March 31, 2023.

Cash used in our investing activities was approximately $1,000 for the three months ended March 31, 2024, and 2023.

Cash provided by financing activities was approximately $0 for the three months ended March 31, 2024, compared to $7,000 for the three months ended March 31, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K, as amended, for the fiscal ended December 31, 2023, initially filed with the SEC on April 8, 2024.

Remediation Efforts to Address Material Weakness

With the oversight of senior management and audit committee of the Board of Directors, we have taken the steps below and we plan to take additional measures to remediate the underlying causes of the material weakness in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K, as amended, for the fiscal ended December 31, 2023, initially filed with the SEC on April 8, 2024:

●	We have been able to remediate the material weakness identified above with respect to the issuance of shares in excess of the number of authorized shares in 2021 issued in connection with the conversion of shares of our preferred stock and the exercise of certain warrants and implemented a plan to have adequate controls in place to avoid future issuances in excess of authorized shares. The Company took steps to remediate the stock issuance material weakness through creating procedures over the approval of any new equity issuances to ensure that there are no further over-issuances which includes the creation of an equity roll forward master sheet that must be approved and signed off by senior management before any new equity issuances, including warrants, stock options, and issuances of any shares of stock.

●	With assistance from a finance and accounting third-party service provider, the Company was able to formalize our risk assessment process, policies, and procedures, implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting, including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

●	We expanded consultations with third-party specialists on complex accounting matters, financial reporting and, regulatory filings, and to create enhanced documentation to support a more precise review process, as well as enhanced monitoring of the review process, effective enhanced monitoring of the review process, and an effective system of training of use and review of our inventory recording systems.

In addition, under the direction of the audit committee of the Board of Directors, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to refine policies and procedures to improve the overall effectiveness of internal control over financial reporting of the Company. After all the remediation efforts, not all material weaknesses may be remediated and others may arise in future periods.

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

On April 5, 2022, Protrade filed a Petition with the Supreme Court of New York Nassau County seeking to confirm the award. On April 13, 2022, we submitted an application to the ICA seeking to correct an error in the award based on the evidence that we only sold 2-3 reusable patches per device contrary to the 33 reusable patches claimed by Protrade. The same arbitrator who issued the award denied the application.

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

On July 10, 2023, we filed our appeal with the Appellate Division, Second Department. The appeal was fully submitted on October 30, 2023.

As of March 31, 2024 and 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.0 million for both periods, including interest which is classified in “Other accounts payable and accrued expenses.”

There are no other material proceedings in which any of our directors, officers, affiliates, any registered or beneficial stockholder of more than 5% of our Common Stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2023, as initially filed with the SEC on April 8, 2024. Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

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

We conduct our operations in Israel Conditions in Israel, including the recent attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

Because we are incorporated under the laws of the state of Israel and our operations are conducted in Israel, our business and operations are directly affected by economic, political, geopolitical, and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations, and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

Most recently, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against the terrorist organization commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict, especially in the northern part of Israel where our Israel office is located which stores approximately $1.8 million worth of our inventory.

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

There have been travel advisories issued related to travel to Israel, restriction on travel, and delays and disruptions as related to imports and exports may be imposed in the future. An inability to receive supplies and materials, shortages of materials or difficulties in procuring our materials, among others, or conversely, our ability to ship products to our US facilities or overseas customers, may adversely impact our ability to commercialize and manufacture our product candidates and products in a timely manner. This could cause a number of delays and/or issues for our operations, including delay of the review of our product candidates by regulatory agencies, which in turn would have a material adverse impact on our ability to commercialize our product candidates.

Additionally, members of our management and employees are located and reside in Israel. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel, and other precautions taken to address the ongoing conflict may temporarily disrupt our management and employees’ ability to effectively perform their daily tasks.

The IDF, the national military of Israel, is a conscripted military service, subject to certain exceptions. None of our employees are subject to military service in the IDF and have been called to serve, but many do serve on guard duty in their local communities from time to time. It is possible that there will be further military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, which may have unintended negative effects and adversely impact our results of operations, liquidity, or cash flows.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations, and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations, interrupt our sources and availability of supply, and hamper our ability to raise additional funds or sell our securities, among others.

The Company’s financial statements have been prepared on a going concern basis and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended March 31, 2024, the Company’s cash used in operations was $583 leaving a cash balance of $2,700 as of March 31, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 10, 2024, the Company received a letter from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The letter also indicated that the Company will be provided with a compliance period of 180 calendar days, or until October 7, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

In order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock must maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company meets these requirements, the Company may be granted an additional 180 calendar days to regain compliance; however, if it appears to Nasdaq that the Company will be unable to cure the deficiency, or if the Company is not otherwise eligible for the additional cure period, Nasdaq will provide notice that the Company’s Common Stock will be subject to delisting. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities.

The letter has no immediate impact on the listing of the Company’s Common Stock, which will continue to be listed and traded on The Nasdaq Capital Market, subject to the Company’s compliance with the other listing requirements of The Nasdaq Capital Market.

There can be no assurance that we will be able to regain and maintain compliance. If we do not regain compliance by the end of the extension granted by Nasdaq or we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff could provide notice that our Common Stock will become subject to delisting. In such event, Nasdaq rules permit us to appeal the decision to reject its proposed compliance plan or any delisting determination to a Nasdaq Hearings Panel. Accordingly, there can be no guarantee that we will be able to maintain our Nasdaq listing.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Standalone Services Agreement, dated March 22, 2024, by and between NanoVibronix, Inc. and Veranex, Inc. (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on April 8, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: May 15, 2024	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: May 15, 2024	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

