Form 10-Q
period 2024-06-30
NanoVibronix, Inc.
filed 2024-08-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of August 14, 2024 was 2,784,354 shares.

NanoVibronix, Inc.

Quarter Ended June 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	(Unaudited) June 30, 2024	December 31, 2023
ASSETS:
Current assets:
Cash	$2,170	$3,283
Trade receivables	489	318
Prepaid expenses and other accounts receivable	296	154
Inventory	2,431	2,732
Total current assets	5,386	6,487

Noncurrent assets:
Fixed assets, net	9	7
Other assets	1	1
Severance pay fund	167	174
Operating lease right-of-use assets, net	133	5
Total non-current assets	310	187
Total assets	$5,696	$6,674

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$92	$138
Other accounts payable and accrued expenses	2,383	2,265
Deferred licensing income, current	37	46
Operating lease liabilities, current	44	5
Total current liabilities	2,556	2,454

Non-current liabilities:
Accrued severance pay	209	217
Deferred licensing income, non-current	1	15
Operating lease liabilities, non-current	89	-
Total liabilities	2,855	2,686

Commitments and contingencies

Stockholders’ equity:
Series C Preferred Stock of $0.001 par value – Authorized: 3,000,000 shares at both June 30, 2024 and December 31, 2023; issued and outstanding: 0 shares at both June 30, 2024 and December 31, 2023, respectively	-	-

Series D Preferred Stock of $0.001 par value – Authorized: 506 shares at both June 30, 2024, and December 31, 2023; issued and outstanding: 0 shares at both June 30, 2024 and December 31, 2023, respectively	-	-

Series E Preferred Stock of $0.001 par value – Authorized: 1,999,494 shares at both June 30, 2024 and December 31, 2023, respectively; issued and outstanding: 0 shares at both June 30, 2024 and December 31, 2023, respectively	-	-

Series F Preferred Stock of $0.01 par value – Authorized: 40,000 and 0 shares at June 30, 2024 and December 31, 2023, respectively; issued and outstanding: 0 shares at both June 30, 2024 and December 31, 2023, respectively	-	-

Common Stock of $0.001 par value – Authorized: 40,000,000 shares at June 30, 2024 and December 31, 2023, respectively; issued and outstanding: 2,784,353 and 2,046,307 shares at June 30, 2024 and December 31, 2023, respectively	2	2
Additional paid in capital	70,284	70,149
Accumulated other comprehensive income	(73)	(67)
Accumulated deficit	(67,372)	(66,096)
Total stockholders’ equity	2,841	3,988
Total liabilities and stockholders’ equity	$5,696	$6,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Revenues	$817	$294	$1,738	$648
Cost of revenues	389	78	646	197
Gross profit	428	216	1,092	451

Operating expenses:
Research and development	187	35	308	90
Selling and marketing	199	227	364	441
General and administrative	716	963	1,662	1,984

Total operating expenses	1,102	1,225	2,334	2,515

Loss from operations	(674)	(1,009)	(1,242)	(2,064)

Interest expense	(34)	(33)	(68)	(67)
Financial expense, net	24	(18)	45	(25)

Loss before taxes on income	(684)	(1,061)	(1,265)	(2,156)

Income tax expense	(4)	(13)	(11)	(15)

Net loss	$(688)	$(1,074)	$(1,276)	$(2,171)

Basic and diluted net loss available for holders of Common Stock	$(0.25)	$(0.65)	$(0.48)	$(1.31)

Weighted average Common Stock outstanding:
Basic and diluted	2,784,353	1,662,330	2,648,088	1,657,313
Comprehensive loss:
Net loss available to common stockholders	(688)	(1,074)	(1,276)	(2,171)
Change in foreign currency translation adjustments	(3)	(30)	(6)	(37)
Comprehensive loss available to common stockholders	(691)	(1,104)	(1,282)	(2,208)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	2,046,307	$2	$70,149	$(67)	$(66,096)	$3,988
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	-	-	135	-	-	135
Currency translation adjustment	-	-		-	-	-	-	-	-	-	-	(6)	-	(6)
Issuance of Common stock	-	-		-	-	-	-	-	738,046	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(1,276)	(1,276)
Balance, June 30, 2024	-	$-	-	$-	-	$-	-	$-	2,784,353	$2	70,284	$(73)	(67,372)	2,841

Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	1,641,146	2	65,634	(18)	(62,385)	3,233

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	133	-	-	133
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(37)	-	(37)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	5,458	-	7	-	-	7
Exercise of options	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	15,726	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,171)	(2,171)
Balance, June 30, 2023	-	$-	-	$-	-	$-	-	$-	1,662,330	$2	$65,774	$(55)	$(64,556)	$1,165

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(1,276)	$(2,171)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	107	133
Noncash interest expense	67	67
Change in fair value of equity investment	-	-
Changes in operating assets and liabilities:
Trade receivable	(171)	(62)
Other accounts receivable and prepaid expenses	(142)	536
Inventory	301	(939)
Trade payables	(46)	(33)
Other accounts payable and accrued expenses	51	85
Deferred revenue	(23)	(44)
Accrued severance pay, net	(1)	(2)
Net cash used in operating activities	(1,132)	(2,429)

Cash flows from investing activities:
Purchases of fixed assets	(3)	(1)
Net cash used in investing activities	(3)	(1)

Cash flows from financing activities:
Proceeds from exercise of options	28	7
Net cash provided by financing activities	28	7

Effects of currency translation on cash	(6)	(7)

Net (decrease) increase in cash	(1,113)	(2,430)
Cash at beginning of period	3,283	2,713

Cash at end of period	$2,170	$253
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 – GOING CONCERN, LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Going Concern

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the three and six months ended June 30, 2024, the Company has incurred losses as well as negative cash outflows from operating activities and expects to incur losses and negative cash outflows from operating activities through at least fiscal year 2024. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing and there could be a significant arbitration payment due (see Note 10), substantial doubt exists as to the Company’s ability to continue as a going concern.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains for the three months ended June 30, 2024 and 2023 were $6,000 and $37,000, respectively.

Cash

The Company holds cash in various banking institutions. Such funds are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time. As of June 30, 2024, the company had cash in excess of the FDIC insured amount totaling $1,487,754.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. Trades receivables were $489,000 as of June 30, 2024 and are not anticipated to possess substantial credit risk or expected credit losses. Historically, the Company has not had significant write offs of trade receivables. All sales are nonrefundable. As of June 30, 2024, the change in CECL is $0.

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

NOTE 4 – INVENTORY

Inventory consists of the following components:

	June 30, 2024	December 31, 2023

Raw materials	$343,000	$210,000
Finished goods	2,088,000	2,522,000
	$2,431,000	$2,732,000

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

Issuance of Common Stock for cash through private placement

On August 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of 180,000 shares (the “Common Stock”) of Common Stock, pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 2,726,977 shares of Common Stock, with an exercise price of $0.0001 per share, A-1 Warrants (the “A-1 Warrants”) to purchase up to 2,906,977 shares of Common Stock, with an exercise price of $1.47 per share, and A-2 Warrants (the “A-2 Warrants” and together with the A-1 Warrants, the “Warrants”) to purchase up to 2,906,977 shares of Common Stock with an exercise price of $1.47 per share. The A-1 Warrants are exercisable immediately upon issuance and expire March 1, 2029. The A-2 Warrants are exercisable immediately upon issuance and expire October 1, 2024. The combined purchase price for one Common Share and the accompanying Warrants was $1.72, and the combined purchase price for one Pre-Funded Warrant and the accompanying Warrants was $1.7199.

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

Stock-based compensation and Options

During the three-month and six-month period ended June 30, 2024, 0 employee options were exercised, respectively. During the three and six-month period ended June 30, 2023, 0 and 5,459 employee options were exercised, respectively. During the three month and six month period ended June 30, 2024, no employee options were granted. During the three and six-month period ended June 30, 2023, no employee options were granted.

The options granted to employees and board members were recorded at a fair value and vested over ten years. During the three and six-month period ended June 30, 2024, stock-based compensation expense of $28 and $135 was recorded for options that vested, respectively. During the three and six-month period ended June 30, 2023, stock-based compensation expense of $66 and $133 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2022	147,619	$24.42	7.24
Granted	-	-	-
Exercised	(5,459)	1.40	0.24
Outstanding – March 31, 2023	142,160	$25.31	7.50
Granted	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2023	142,160	25.31	7.50

Outstanding – December 31, 2023	112,685	$13.10	8.41
Granted	90,000	0.90	9.82
Exercised	-	-	-
Expired	(36)	39.2	0.16
Outstanding – March 31, 2024	202,650	$7.67	8.90
Granted	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2024	202,650	7.67	8.90

Warrants

On August 30, 2023, the Company granted (a) Pre-Funded Warrants to purchase up to 2,726,977 shares of Common Stock with an exercise price of $0.0001 per share, (b) A-1 Warrants to purchase up to 2,906,977 shares of Common Stock with an exercise price of $1.47 per share, and (c) A-2 Warrants to purchase up to 2,906,977 shares of Common Stock with an exercise price of $1.47 per share, for a total of 8,540,931 warrants, in conjunction with the Private Placement disclosed above. The A-1 Warrants and A-2 Warrants are exercisable immediately upon issuance and expire on March 1, 2029 and October 1, 2024, respectively.

For the same Private Placement, the Company granted Placement Agent Warrants to Wainwright, or its designees, to purchase up to an aggregate of 218,023 shares of Common Stock at an exercise price equal to $2.15 per share. The Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

For the six months ended June 30, 2024 and 2023, there were 0 warrants granted, respectively. For the three months ended June 30, 2024 and 2023, there were 743,000 and 0 warrants exercised and/or cancelled, respectively

Warrants
Outstanding – December 31, 2022	78,252
Granted	-
Exercised	-
Canceled	-
Expired	-
Outstanding – June 30, 2023	78,252

Outstanding – December 31, 2023	8,633,229
Granted	-
Exercised	(738,000)
Canceled	-
Expired	(5,000)
Outstanding – June 30, 2024	7,890,229

NOTE 6 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per share of Common Stock is computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. All outstanding stock options and warrants for the six months ended June 30, 2024 and 2023 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in Common Stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2024	June 30, 2023
Stock Options – employee and non-employee	202,650	142,160
Warrants	7,890,229	78,252
Total	8,092,879	220,412

NOTE 7 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
United States	$794,000	$282,000	$1,698,000	$592,000
Europe	-	-	-	19,000
Australia/New Zealand	8,000	-	13,000	13,000
Asia		-		1,000
Other	15,000	12,000	27,000	23,000
Total	$817,000	$294,000	$1,738,000	$648,000

The Company’s long-lived assets are all located in Israel.

For both the three and six months ended June 30, 2024, the Company’s largest customer comprised approximately 52% and 41% of total revenues in each of the respective periods. During the three and six months ended June 30, 2023, the Company’s two largest customers comprised approximately 86% of total revenues in each of the respective periods. One of the Company’s largest customers comprised 36% and 86% in each of the respective periods, while the other remaining customer comprised 50% and 0%, respectively.

NOTE 8 – LEASES

The Company has operating lease agreements with terms up to 2-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.68 years, with a weighted-average discount rate of 10%. The discount rate was determined by referencing rates used by companies in the same industry.

The Company incurred $23,000 and $36,000 of lease expense for its operating leases for the six months ended June 30, 2024 and 2023, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of June 30, 2024:

2024	$27
2025	57
2026	58
Thereafter	10
Total undiscounted operating lease payments	152
Less: Imputed interest	19
Present value of operating lease liabilities	$133

NOTE 9 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received was estimated at the date of grant and at each reporting period using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	June 30, 2024	June 30, 2023
Price at valuation	$0.02	$0.04
Exercise price	$0.19	$0.19
Risk free interest	4.52%	3.97%
Expected term (in years)	6	7
Volatility	196.7%	155.6%

The Company considers this to be Level 3 inputs which are valued at each reporting period. For the three and six months June 30, 2024, changes in the fair value of these warrants amounted to $11 and $500, leaving a balance of $2,000 as of June 30, 2024. For the three and six months ended June 30, 2023, changes in the fair value of these warrants amounted to $(2,000) and $0, respectively, leaving a balance of $3,000 as of June 30, 2023.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the six months ended June 30, 2024, and 2023.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended June 30, 2024 and 2023:

Asset
Balance – December 31, 2022	$3,000
Fair value adjustments – Sanuwave warrants	2,000
Balance – March 31, 2023	$5,000
Fair Value adjustments – Sanuwave warrants	(2,000)
Balance – June 30, 2023	3,000

Balance – December 31, 2023	1,000
Fair value adjustments – Sanuwave warrants	1,000
Balance – March 31, 2024	$2,000
Fair Value adjustments – Sanuwave warrants	-
Balance – June 30, 2024	2,000

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2024
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

As of June 30, 2024 and December 31, 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2 million for both periods including interest which is classified in “Other accounts payable and accrued expenses.”

NOTE 11 – RELATED PARTY TRANSACTION

The firm FisherBroyles LLP is handling the Company’s Protrade litigation and appeals. For the three and six months ended June 30, 2024, the Company has been billed and paid legal fees from FisherBroyles amounting to $0 and $76,034, respectively, which have been recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of the Company’s board members, Aurora Cassirer, was a partner at FisherBroyles. On January 1, 2024, Ms. Cassirer left FisherBroyles to become a partner at Pierson Ferdinand. Pierson Ferdinand was paid $6,917 and $20,831 during the three and six months ended June 30, 2024. Ms. Cassirer does not provide any legal services or legal advice to the Company.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through August 14, 2024. Based on this evaluation, the Company has determined that there are no material subsequent events that require disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of June 30, 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended December 31, 2023, which are included in the Form 10-K, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on April 8, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

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

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2024, the Company’s cash used in operations was $1,113,000 leaving a cash balance of $2,170,000 as of June 30, 2024. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern.

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

As of June 30, 2024 and December 31, 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.0 million for both periods including interest which is classified in “Other accounts payable and accrued expenses.”

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

Results of Operations

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenues. For the three months ended June 30, 2024 and 2023, our revenues were approximately $817,000 and $294,000, respectively, an increase of approximately 178%, or $523,000, between the periods. The increase was mainly attributable to increased sales from our Ultra Pain Products Inc. (“UPPI”) distributor as well an increase of customers from Veteran Administration facilities or through workman’s compensation programs, referred to us from three sales representatives to whom we sold our products directly for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the three months ended June 30, 2024, the percentage of revenues attributable to our products was: PainShield Plus – 38%, PainShield MD – 45%, Painshield Plus Monthly Kits – 7% and Painshield MD Monthly Kits – 10%. For the three months ended June 30, 2023, the percentage of revenues attributable to our products was: PainShield – 100% and UroShield – 0%.

Gross Profit. For the three months ended June 30, 2024 and 2023, gross profit was approximately $428,000 and $216,000, respectively, an increase of approximately 98%, or $212, between the periods. The increase was mainly due to increase in revenues from customers from Veteran Administration facilities and through workman’s compensation programs who are referred to us from certain sales representatives, and UPPI in 2024. The decrease in the gross margin percentage for the three months ended June 30, 2024 was due to lowering our wholesale sales price awarded to customers from Veteran Administration facilities or through workman’s compensation programs who are referred to us from certain sales representatives, which took place in the second quarter of 2024.

Gross profit as a percentage of revenues was approximately 52% and 73% for the three months ended June 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended June 30, 2024 and 2023, research and development expenses were approximately $187,000 and $35,000, respectively, an increase of approximately 434%, or $152,000, between the periods. The increase was mainly due to product redevelopment costs of $150,000 incurred during 2024.

Research and development expenses as a percentage of total revenues were approximately 44% and 12% for the three months ended June 30, 2024 and 2023, respectively. This increase was due to higher expenses incurred in 2024 compared to revenue.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, and clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2024, and 2023, selling and marketing expenses were approximately $199,000 and $227,000, respectively, a decrease of approximately 12%, or $28,000, between the periods. The decrease was mainly due to reduced consulting fees and related expenses due to completed wed development project in 2024 and reduce use of targeted sales.

Selling and marketing expenses as a percentage of total revenues were approximately 24% and 77% for the three months ended June 30, 2024 and 2023, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent, and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2024 and 2023, general and administrative expenses were approximately $716,000 and $963,000, respectively, a decrease of approximately 88%, or $247,000, between the periods. The decrease was primarily due to a decrease in legal fees related to securities and litigation matters, as well as accounting fees incurred in 2024, as compared to 2023.

General and administrative expenses as a percentage of total revenues were approximately 88% and 328% for the three months ended June 30, 2024 and 2023, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal, and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Interest expense. For the three months ended June 30, 2024, and 2023, interest expense was $34,000 and $33,000, respectively. This pertains to the interest on the Company’s judgment liability for both years.

Income tax expense. For the three months ended June 30, 2024 and 2023, tax expenses were $4,000 and $13,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Financial expense, net. For the three months ended June 30, 2024 and 2023, financial expenses, net was approximately $24,000 and $(19,000), respectively, an increase of approximately $43,000 between the periods mainly due to the change in fair value of the investment in Sanuwave.

Net loss. Our net loss decreased by approximately 36%, or $386,000, to approximately $688,000 for the three months ended June 30, 2024 from approximately $1,074,000 in the same period of 2023. The decrease in net loss resulted primarily from the factors described above.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenues. For the six months ended June 30, 2024 and 2023, our revenues were approximately $1,738,000 and $648,000 respectively, an increase of approximately 168%, or $1,090,000 between the periods. The increase was due to increase revenues from customers from Veteran Administration facilities and through workman’s compensation programs who are referred to us from certain sales representatives, and UPPI in 2024. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the six months ended June 30, 2024, the percentage of revenues attributable to our products was: PainShield MD- 51%, PainShield Plus – 23%, Painshield MD Monthly Kits – 19% and Painshield Plus Monthly Kits – 5% and UroShield – 0%. For the six months ended June 30, 2023, the percentage of revenues attributable to our products was: PainShield - 95% and UroShield – 5%. For the six months ended June 30, 2024 and 2023, the portion of our revenues that was derived from distributors was 41% and 91%, respectively.

Gross Profit. For the six months ended June 30, 2024 and 2023, gross profit was approximately $1,092,000 and $451,000, respectively, an increase of approximately 142% or $641,000. The increase was mainly due to the increase in revenues in 2024. The decrease in the gross margin percentage for the six months ended June 30, 2024 was due to lowering our wholesale sales price awarded to customers from Veteran Administration facilities or through workman’s compensation programs who are referred to us from certain sales representatives, which took place in the second quarter of 2024.

Gross profit as a percentage of revenues was approximately 63% and 70% for the six months ended June 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage resulted primarily from the reasons described above.

Research and Development Expenses. For the six months ended June 30, 2024 and 2023, research and development expenses were approximately $308,000 and $90,000, respectively, a increase of approximately 242%, or $218,000, between the periods. The increase was due to the addition of product redevelopment costs of $150,000 and clinical trial costs of $84,000 incurred in 2024.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were relatively steady totaling approximately 18% and 14% for the six months ended June 30, 2024 and 2023, respectively.

Selling and Marketing Expenses. For the six months ended June 30, 2024 and 2023, selling and marketing expenses were approximately $364,000 and $441,000, respectively, a decrease of approximately 17%, or $77,000, between the periods. The decrease was due to consulting fees and costs incurred during the six months ended June 30, 2023, related to our website development project which was completed in 2023.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were relatively steady totaling approximately 21% and 68% for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expenses. For the six months ended June 30, 2024 and 2023, general and administrative expenses were approximately $1,662,000 and $1,984,000, respectively, a decrease of approximately 16%, or $322,000, between the periods. The decrease was mainly due to a decrease of legal fees related to securities and litigation matters, as well as accounting fees incurred during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 96% and 306% for the six months ended June 30, 2024 and 2023, respectively.

Financial expense, net. For the six months ended June 30, 2024 and 2023, financial expenses, net was approximately $45,000 compared to $(25,000), respectively, an increase of approximately $70,000 between the periods mainly due to the change in fair value of the investment in Sanuwave.

Interest expense. For the six months ended June 30, 2024 and 2023, interest expense was $68,000 and $67,000, respectively. This pertains to the interest on the Company’s judgment liability for the first six months of 2024.

Income tax expenses. For the six months ended June 30, 2024 and 2023, tax expenses were $11,000 and $15,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $895,000, or 41%, to approximately $1,276,000 for the six months ended June 30, 2024 from approximately $2,171,000 in the same period of 2023. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

General

We have incurred losses in the amount of approximately $1,276,000 during the six months ended June 30, 2024, as we continue to maintain significant net operating losses from operations. We also had negative cash flow from operating activities of $1,113,000 for the six months ended June 30, 2024. We had a cash balance of just over $2,170,000 as of June 30, 2024, and we expect to continue to incur losses and negative cash flows from operating activities. Due to the continued expected negative cash flow from operations and the potential arbitration payment, if we are unsuccessful in our appeals, the Company does not have sufficient resources to fund operations for at least the next twelve months from the date of this filing. As such, there is substantial doubt of our ability to continue as a going concern.

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

During the six-month period ended June 30, 2024, we met our short-term liquidity requirements from our existing cash reserves and from the sale of our securities. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products, competing technological, and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we will be able to raise additional capital, as required, on terms favorable to us.

As of June 30, 2024, we do not have a commitment to fund our product redevelopment project for approximately another $1.2 million over the next four quarters as well as the $2 million owed to Protrade as of June 30, 2024, under the court decision, which we continue to appeal.

Off-Balance Sheet Commitments and Arrangements

As of June 30, 2024, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

As of June 30, 2024, we had cash of approximately $2,170,000, compared to approximately $3,283,000 as of December 31, 2023. The decrease in cash was primarily due to our net loss of $1,276,000 which primarily consisted of increased revenues and increased gross margins offset by our operating expenses. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research, and development cost, marketing and sales activities, finance and administrative cost, capital expenditures, and general working capital.

Cash used in our operating activities was approximately $1,132,000 for the six months ended June 30, 2024, compared to $2,429,000 for the six months ended June 30, 2023.

Cash used in our investing activities was approximately $3,000 for the six months ended June 30, 2024, compared to $1,000 for the six months ended June 30, 2023.

Cash provided by financing activities was approximately $28,000 for the six months ended June 30, 2024, compared to $7,000 for the six months ended June 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

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

Remediation Efforts to Address Material Weakness

With the oversight of senior management and audit committee of the Board of Directors, we have taken the steps below and we plan to take additional measures to remediate the underlying causes of the material weakness in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K, as amended, for the fiscal ended December 31, 2023, initially filed with the SEC on April 8, 2024:

●	We have been able to remediate the material weakness identified above with respect to the issuance of shares in excess of the number of authorized shares in 2021 issued in connection with the conversion of shares of our preferred stock and the exercise of certain warrants and implemented a plan to have adequate controls in place to avoid future issuances in excess of authorized shares. The Company took steps to remediate the stock issuance material weakness through creating procedures over the approval of any new equity issuances to ensure that there are no further over-issuances which includes the creation of an equity roll forward master sheet that must be approved and signed off by senior management before any new equity issuances, including warrants, stock options, and issuances of any shares of stock.

●	With assistance from a finance and accounting third-party service provider, the Company was able to formalize our risk assessment process, policies, and procedures, implementing revised control activities, controls documentation, and ongoing monitoring activities related to the internal controls over financial reporting, including testing documentation to provide evidence that our system of internal controls over financial reporting meets the requirements of the COSO 2013 framework and provide a foundation for the Company to communicate internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

●	We expanded consultations with third-party specialists on complex accounting matters, financial reporting and regulatory filings, and to create enhanced documentation to support a more precise review process, as well as enhanced monitoring of the review process, effective enhanced monitoring of the review process, and an effective system of training of use and review of our inventory recording systems.

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

On July 10, 2023, we filed our appeal with the Appellate Division, Second Department. The appeal was fully submitted on October 30, 2023.

As of June 30, 2024 and 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.0 million for both periods, including interest which is classified in “Other accounts payable and accrued expenses.”

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

Most recently, in October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against the terrorist organization commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict, especially in the northern part of Israel where our Israel office is located which stores approximately $1.6 million worth of our inventory.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended June 30, 2024, the Company’s cash used in operations was $1,113,000 leaving a cash balance of $2,170,000 as of June 30, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

NANOVIBRONIX, INC.

Date: August 14, 2024	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: August 14, 2024	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

