Form 10-Q
period 2024-09-30
NanoVibronix, Inc.
filed 2024-11-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 001-36445

NanoVibronix, Inc

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

969 Pruitt Ave, Tyler, Texas	77569
(Address of principal executive office)	(Zip Code)

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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock as of November 14, 2024 was 3,752,354 shares.

NanoVibronix, Inc.

Quarter Ended September 30, 2024

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	(Unaudited) September 30, 2024	December 31, 2023
ASSETS:
Current assets:
Cash	$1,305	$3,283
Trade receivables	580	318
Prepaid expenses and other accounts receivable	242	154
Inventory	2,250	2,732
Total current assets	4,377	6,487

Noncurrent assets:
Fixed assets, net	9	7
Other assets	-	1
Severance pay fund	170	174
Operating lease right-of-use assets, net	126	5
Total non-current assets	305	187
Total assets	$4,682	$6,674

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$25	$138
Other accounts payable and accrued expenses	2,420	2,265
Deferred licensing income, current	27	46
Operating lease liabilities, current	49	5
Total current liabilities	2,521	2,454

Non-current liabilities:
Accrued severance pay	212	217
Deferred licensing income, non-current	-	15
Operating lease liabilities, non-current	77	-
Total liabilities	2,810	2,686

Commitments and contingencies

Stockholders’ equity:
Series C Preferred Stock of $0.001 par value – Authorized: 3,000,000 shares at both September 30, 2024 and December 31, 2023; issued and outstanding: 0 shares at both September 30, 2024 and December 31, 2023, respectively	-	-

Series D Preferred Stock of $0.001 par value – Authorized: 506 shares at both September 30, 2024, and December 31, 2023; issued and outstanding: 0 shares at both September 30, 2024 and December 31, 2023, respectively	-	-

Series E Preferred Stock of $0.001 par value – Authorized: 1,999,494 shares at both September 30, 2024 and December 31, 2023, respectively; issued and outstanding: 0 shares at both September 30, 2024 and December 31, 2023, respectively	-	-

Series F Preferred Stock of $0.01 par value – Authorized: 40,000 and 0 shares at September 30, 2024 and December 31, 2023, respectively; issued and outstanding: 0 shares at both September 30, 2024 and December 31, 2023, respectively	-	-

Common Stock of $0.001 par value – Authorized: 40,000,000 shares at September 30, 2024 and December 31, 2023, respectively; issued and outstanding: 2,784,353 and 2,046,307 shares at September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid in capital	70,314	70,149
Accumulated other comprehensive income	(75)	(67)
Accumulated deficit	(68,370)	(66,096)
Total stockholders’ equity	1,872	3,988
Total liabilities and stockholders’ equity	$4,682	$6,674

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Revenues	$376	$458	$2,114	$1,106
Cost of revenues	243	109	889	306
Gross profit	133	349	1,225	800

Operating expenses:
Research and development	249	33	557	123
Selling and marketing	181	190	545	631
General and administrative	673	796	2,335	2,780

Total operating expenses	1,103	1,019	3,437	3,534

Loss from operations	(970)	(670)	(2,212)	(2,734)

Interest expense	(33)	(35)	(101)	(102)
Financial expense, net	8	(19)	53	(44)

Loss before taxes on income	(995)	(724)	(2,260)	(2,880)

Income tax expense	(3)	(3)	(14)	(18)

Net loss	$(998)	$(727)	$(2,274)	$(2,898)

Basic and diluted net loss available for holders of Common Stock	$(0.36)	$(0.42)	$(0.84)	$(1.73)

Weighted average Common Stock outstanding:
Basic and diluted	2,803,181	1,721,026	2,712,836	1,678,684
Comprehensive loss:
Net loss available to common stockholders	(998)	(727)	(2,274)	(2,898)
Change in foreign currency translation adjustments	(3)	1	(8)	(36)
Comprehensive loss available to common stockholders	(1,001)	(726)	(2,282)	(2,934)

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	2,046,307	$2	$70,149	$(67)	$(66,096)	$3,988
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	165	-	-	165
Exercise of prefunded warrants	-	-	-	-	-	-	-	-	995,000	1	-	-	-	1
Currency translation adjustment	-	-		-	-	-	-	-	-	-	-	(8)	-	(8)
Issuance of Common stock	-	-		-	-	-	-	-	46	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,274)	(2,274)
Balance, September 30, 2024	-	$-	-	$-	-	$-	-	$-	3,041,353	$3	70,314	$(75)	(68,370)	1,872

Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	1,641,146	2	65,634	(18)	(62,385)	3,233

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	169	-	-	169
Issuance of Common stock	-	-	-	-	-	-	-	-	180,000	--	4,215			4,215
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(36)	-	(36)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	5,458	-	7	-	-	7
Exercise of options	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	15,726	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,898)	(2,898)
Balance, September 30, 2023	-	$-	-	$-	-	$-	-	$-	1,842,330	$2	$70,025	$(54)	$(65,283)	$4,690

The accompanying notes are an integral part of these condensed consolidated financial statements.

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(2,274)	$(2,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	165	169
Noncash interest expense	100	102
Change in fair value of equity investment	-	1
Gain/Loss on termination of investment	1	-
Changes in operating assets and liabilities:
Trade receivable	(261)	(23)
Other accounts receivable and prepaid expenses	(88)	542
Inventory	482	(1,004)
Trade payables	(113)	(4)
Other accounts payable and accrued expenses	54	61
Deferred revenue	(34)	(55)
Accrued severance pay, net	(1)	(3)
Net cash used in operating activities	(1,968)	(3,111)

Cash flows from investing activities:
Purchases of fixed assets	(3)	(1)
Net cash used in investing activities	(3)	(1)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	4,215
Proceeds from exercise of options	-	7
Proceeds from exercise of prefunded warrants	1	-
Net cash provided by financing activities	1	4,222

Effects of currency translation on cash	(8)	(36)

Net (decrease) increase in cash	(1,978)	1,074
Cash at beginning of period	3,283	2,713

Cash at end of period	$1,305	$3,787
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

NOTE 2 – GOING CONCERN, LIQUIDITY AND OTHER UNCERTAINTIES

Liquidity and Going Concern

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. During the three and nine months ended September 30, 2024, the Company has incurred losses as well as negative cash outflows from operating activities and expects to incur losses and negative cash outflows from operating activities through at least fiscal year 2024. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing and there could be a significant arbitration payment due (see Note 10), substantial doubt exists as to the Company’s ability to continue as a going concern.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation gains for the three and nine months ended September 30, 2024 and 2023 were $3,000 and $8,000, and $1,000 and $36,000, respectively.

Cash

The Company holds cash in various banking institutions. Such funds are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time. As of September 30, 2024, the company had cash in excess of the FDIC insured amount totaling $709,601.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. Trades receivables were $580,000 as of September 30, 2024 and are not anticipated to possess substantial credit risk or expected credit losses. The Company’s current policy is to not charge late fees or other penalties for late payments, but may consider to charge customers late fees in the future. Historically, the Company has not had significant write offs of trade receivables. All sales are non-refundable. As of September 30, 2024, the change in CECL is $0.

Advertising and Marketing Costs

Costs associated with advertising are charged to expenses as occurred. For the three and nine months ended September 30, 2024 and 2023, the advertising and marketing costs were $11,000 and $41,000, and $26,000 and $90,000, respectively.

Property and Equipment, net

Property and equipment are stated at cost. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the assets. Expenditures for repairs and maintenance are charged to expense as incurred. For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in the condensed consolidated statement of operations or the period in which the disposal occurred. The Company utilizes a useful life ranging from 1 to 3 years for its computers, phones, printers and office furniture. Total depreciation expenses as of September 30, 2024 is $1,000.

Management regularly reviews property and equipment for possible impairment. This review occurs annually or more frequently if events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. Based on management’s assessment, there were no indicators of impairment of the Company’s property and equipment as of September 30, 2024 and December 31, 2023.

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

NOTE 4 – INVENTORY

Inventory consists of the following components:

	September 30, 2024	December 31, 2023

Raw materials	$311,000	$210,000
Finished goods	1,939,000	2,522,000
	$2,250,000	$2,732,000

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

Stock-based compensation and Options

During the three-month and nine-month period ended September 30, 2024, 0 employee options were exercised. During the three and nine-month period ended September 30, 2023, 0 and 5,459 employee options were exercised, respectively.

During the three month and nine-month period ended September 30, 2024, 0 employee options were granted. During the three and nine-month period ended September 30, 2023, 0 employee options were granted.

The options granted to employees and board members were recorded at a fair value and vested over ten years. During the three and nine-month period ended September 30, 2024, stock-based compensation expense of $29 and $165 was recorded for options that vested, respectively. During the three and nine-month period ended September 30, 2023, stock-based compensation expense of $36 and $169 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2022	147,619	$24.42	7.24
Granted	-	-	-
Expired	(3,000)	39.20	0.51
Exercised	(5,459)	1.40	0.24
Outstanding – March 31, 2023	139,160	$25.01	6.91
Granted	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2023	139,160	$25.01	6.91
Granted	-	-	-
Exercised	-	-	-
Outstanding – September 30, 2023	139,160	$25.01	6.91

Outstanding – December 31, 2023	112,685	$13.10	8.41
Granted	90,000	0.90	9.82
Exercised	-	-	-
Expired	(36)	39.2	0.16
Outstanding – March 31, 2024	202,650	$7.67	8.90
Granted	-	-	-
Exercised	-	-	-
Outstanding – June 30, 2024	202,650	7.67	8.90
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Outstanding – September 30, 2024	202,650	7.67	8.90

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

For the nine months ended September 30, 2024 and 2023, there were 995,000 and 8,758,954 warrants granted, respectively. For the three months ended September 30, 2024 and 2023, there were 257,000 and 0 warrants exercised and/or cancelled, respectively

Warrants
Outstanding – December 31, 2022	78,252
Granted	8,758,954
Exercised	-
Canceled	-
Expired	-
Outstanding – September 30, 2023	8,837,206

Outstanding – December 31, 2023	8,633,229
Granted	-
Exercised	(995,000)
Canceled	-
Expired	(12,000)
Outstanding – September 30, 2024	7,626,229

NOTE 6 – LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDER

Basic net loss per share of Common Stock is computed by dividing net loss available to common stockholders by the weighted average number of shares of Common Stock outstanding during the period. All outstanding stock options and warrants for the nine months ended September 30, 2024 and 2023 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in Common Stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2024	September 30, 2023
Stock Options – employee and non-employee	202,650	139,160
Warrants	7,626,229	8,758,954
Total	7,828,879	8,898,114

NOTE 7 – GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

The Company derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
United States	$349,000	$445,000	$2,047,000	$1,037,000
Europe	8,000	-	8,000	19,000
Australia/New Zealand	7,000	2,000	21,000	15,000
Asia	-	-	-	1,000
Other	12,000	11,000	38,000	34,000
Total	$376,000	$458,000	$2,114,000	$1,106,000

The vast majority of the Company’s long-lived assets are all located in Israel.

For both the three and nine months ended September 30, 2024, the Company’s largest customer comprised approximately 24% and 38% of total revenues in each of the respective periods. During the three and nine months ended September 30, 2023, the Company’s two largest customers comprised approximately 96% and 93% of total revenues in each of the respective periods. Customer one comprised 49% and 58% in each of the respective periods, while the other remaining customer comprised 46% and 35%, respectively.

NOTE 8 – LEASES

The Company has operating lease agreements with terms up to 2-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.68 years, with a weighted-average discount rate of 10%. The discount rate was determined by referencing rates used by companies in the same industry.

The Company incurred $58,000 of lease expense for its operating leases for the nine months ended September 30, 2024 and 2023.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of September 30, 2024:

2024	$14
2025	60
2026	58
Thereafter	10
Total undiscounted operating lease payments	142
Less: Imputed interest	16
Present value of operating lease liabilities	$126

NOTE 9 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. (“Sanuwave”) at a price of $0.19 per share. On September 12, 2024, the licensing agreement was terminated, and the warrants were returned to Sanuwave upon the execution of the termination agreement.

The fair value for warrants received was estimated at the date of grant and at each reporting period using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	September 30, 2024	September 30, 2023
Price at valuation	$0.03	$0.02
Exercise price	$0.19	$0.19
Risk free interest	3.67%	4.61%
Expected term (in years)	6	7
Volatility	128.6%	147.8%

The Company considered this to be Level 3 inputs which are valued at each reporting period. As of September 12, 2024, the company terminated the licensing agreement with Sanuwave and recognized $3,000 in gain/loss of termination of investment, offset by change in fair value through the date of termination of $1,000. For the three and nine months ended September 30, 2023, changes in the fair value of these warrants amounted to $(1,000) for both periods, leaving a balance of $2,000 as of September 30, 2023.

Financial Instruments Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the nine months ended September 30, 2024, and 2023.

The following table presents changes in Level 3 asset and liability measured at fair value for the quarters ended September 30, 2024 and 2023:

Asset
Balance – December 31, 2022	$3,000
Fair value adjustments – Sanuwave warrants	2,000
Balance – March 31, 2023	$5,000
Fair Value adjustments – Sanuwave warrants	(2,000)
Balance – September 30, 2023	3,000
Fair Value adjustments – Sanuwave warrants	(1,000)
Balance – September 30, 2023	2,000

Balance – December 31, 2023	1,000
Fair value adjustments – Sanuwave warrants	1,000
Balance – March 31, 2024	$2,000
Fair Value adjustments – Sanuwave warrants	-
Balance – June 30, 2024	2,000
Fair Value adjustments – Sanuwave warrants	(2,000)
Balance – September 30, 2024	-

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of September 30, 2024
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$-	$-

	Fair Value Measurements as of September 30, 2023
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$2,000	$2,000

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

As of September 30, 2024 and December 31, 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2 million for both periods including interest which is classified in “Other accounts payable and accrued expenses.”

NOTE 11 – RELATED PARTY TRANSACTION

The firm FisherBroyles LLP is handling the Company’s Protrade litigation and appeals. For the three and nine months ended September 30, 2024, the Company has been billed and paid legal fees from FisherBroyles amounting to $0, respectively, which have been recorded as part of “General and administrative expenses” in the condensed consolidated statements of operations. As has been previously disclosed, one of the Company’s board members, Aurora Cassirer, was a partner at FisherBroyles. On January 1, 2024, Ms. Cassirer left FisherBroyles to become a partner at Pierson Ferdinand. Pierson Ferdinand was paid $9,922 and $37,670 during the three and nine months ended September 30, 2024. Ms. Cassirer does not provide any legal services or legal advice to the Company.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated for other subsequent events through November 14, 2024.

In October 2024, 711,000 of pre-funded warrants were exercised into 711,000 Common shares.

Based on this evaluation, the Company has determined that there are no other material subsequent events that require disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. (the “Company”) as of September 30, 2024 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2023 and for the year then ended December 31, 2023, which are included in the Form 10-K, as amended, initially filed with the Securities and Exchange Commission (“SEC”) on April 8, 2024. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company.

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

Compliance with Nasdaq Continued Listing Rules

On April 10, 2024, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The Letter also indicated that the Company was provided with a compliance period of 180 calendar days, or until October 7, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

Pursuant to the Letter, in order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock was required to maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event that the Company did not regain compliance by the end of the Compliance Period, the Company may have been eligible for additional time to regain compliance. To qualify, the Company was required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and was required to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company met these requirements, the Company may have been eligible for an additional 180 calendar days to regain compliance.

The Company did not regain compliance with the Rule by October 7, 2024, and on October 8, 2024, Nasdaq notified the Company that the Company was not eligible for an additional 180 day compliance period because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and accordingly, the Company’s securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company subsequently timely requested a hearing before the Panel, which has stayed any further action by Nasdaq at least pending completion of the hearing and the expiration of any extension that may be granted by the Panel. The hearing is scheduled to be held on December 5, 2024. If the Company is delisted from Nasdaq, among other things, it will increase the difficulty in the Company’s ability to raise money through the sale of its securities.

Going Concern

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2024, the Company’s cash used in operations was $1,968,000 leaving a cash balance of $1,305,000 as of September 30, 2024. Because the Company does not have sufficient resources to fund its operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern.

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

As of September 30, 2024 and December 31, 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.1 million for both periods including interest which is classified in “Other accounts payable and accrued expenses.”

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

Results of Operations

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenues. For the three months ended September 30, 2024 and 2023, our revenues were approximately $376,000 and $458,000, respectively, a decrease of approximately 18%, or $82,000, between the periods. The decrease was mainly attributable to decrease of revenues received from customers from Veteran Administration facilities or through workman’s compensation programs, referred to us from three sales representatives to whom we sold our products directly due to our lowering of certain wholesale prices to these representatives during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023. Our revenues may fluctuate as we add new customers or when existing distributors make large purchases of our products during one period and no purchases during another period. Our revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the three months ended September 30, 2024, the percentage of revenues attributable to our products was: PainShield Plus – 35%, PainShield MD – 17%, Euroshield clips – 2%, Painshield Plus Monthly Kits – 26% and Painshield MD Monthly Kits – 20%. For the three months ended September 30, 2023, the percentage of revenues attributable to our products was: PainShield Plus – 53%, PainShield MD – 44% and UroShield – 3% .

Gross Profit. For the three months ended September 30, 2024 and 2023, gross profit was approximately $133,000 and $349,000, respectively, a decrease of approximately 62%, or $216,000, between the periods. The decrease in gross profit was mainly due to decrease in the sales of devices which have higher gross margins, and to a lesser extent the write-off of obsolete inventory.

Gross profit as a percentage of revenues was approximately 35% and 76% for the three months ended September 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended September 30, 2024 and 2023, research and development expenses were approximately $249,000 and $33,000, respectively, an increase of approximately 655%, or $216,000, between the periods. The increase was mainly due to product redevelopment costs that began during 2024.

Research and development expenses as a percentage of total revenues were approximately 66% and 7% for the three months ended September 30, 2024 and 2023, respectively. This increase was due to higher expenses incurred in 2024 compared to revenue.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, and clinical trial and facilities expenses associated with and allocated to research and development activities.

Selling and Marketing Expenses. For the three months ended September 30, 2024, and 2023, selling and marketing expenses were approximately $181,000 and $190,000, respectively, a decrease of approximately 5%, or $9,000, between the periods. The decrease was mainly due to reduced fees related to the completed web development project in 2023.

Selling and marketing expenses as a percentage of total revenues were approximately 48% and 41% for the three months ended September 30, 2024 and 2023, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent, and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2024 and 2023, general and administrative expenses were approximately $673,000 and $796,000, respectively, a decrease of approximately 15%, or $123,000, between the periods. The decrease was primarily due to a decrease in legal fees related to securities and litigation matters, as well as accounting fees incurred in 2024, as compared to 2023.

General and administrative expenses as a percentage of total revenues were approximately 179% and 174% for the three months ended September 30, 2024 and 2023, respectively.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal, and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Interest expense. For the three months ended September 30, 2024, and 2023, interest expense was $33,000 and $35,000, respectively. This pertains to the interest on the Company’s judgment liability for both years.

Income tax expense. For the three months ended September 30, 2024 and 2023, tax expenses were $3,000 and $3,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Financial expense, net. For the three months ended September 30, 2024 and 2023, financial expenses, net was approximately $9,000 and $(19,000), respectively, an increase of approximately $28,000 between the periods mainly due to the gain/loss related to the termination of the investment in Sanuwave and interest payments received.

Net loss. Our net loss increased by approximately 37%, or $270,000, to approximately $997,000 for the three months ended September 30, 2024 from approximately $724,000 in the same period of 2023. The decrease in net loss resulted primarily from the factors described above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenues. For the nine months ended September 30, 2024 and 2023, our revenues were approximately $2,114,000 and $1,106,000 respectively, an increase of approximately 91%, or $1,008,000 between the periods. The increase was due to increased revenues from customers from Veteran Administration facilities and through workman’s compensation programs who are referred to us from certain sales representatives, and UPPI in 2024. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent.

For the nine months ended September 30, 2024, the percentage of revenues attributable to our products was: PainShield MD- 46%, PainShield Plus – 25%, Euroshield clips – 1%, Painshield MD Monthly Kits – 21% and Painshield Plus Monthly Kits – 7% and UroShield – 0%. For the nine months ended September 30, 2023, the percentage of revenues attributable to our products was: PainShield Plus - 39%, PainShield MD - 55% and UroShield – 6%. For the nine months ended September 30, 2024 and 2023, the portion of our revenues that were derived from distributors was 38% and 94%, respectively.

Gross Profit. For the nine months ended September 30, 2024 and 2023, gross profit was approximately $1,225,000 and $800,000, respectively, an increase of approximately 53% or $425,000. The increase was mainly due to the increase in revenues in 2024. The decrease in the gross margin percentage for the nine months ended September 30, 2024 was due to lowering our wholesale sales price awarded to customers from Veteran Administration facilities or through workman’s compensation programs who are referred to us from certain sales representatives, which took place in the second quarter of 2024.

Gross profit as a percentage of revenues was approximately 58% and 72% for the nine months ended September 30, 2024 and 2023, respectively. The decrease in gross profit as a percentage resulted primarily from the reasons described above.

Research and Development Expenses. For the nine months ended September 30, 2024 and 2023, research and development expenses were approximately $557,000 and $123,000, respectively, an increase of approximately 353%, or $434,000, between the periods. The increase was due to the costs of our product development project which we started in 2024 as well as the cost of our clinical trial test program with the University of Michigan which took place in 2024.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were relatively steady totaling approximately 26% and 11% for the nine months ended September 30, 2024 and 2023, respectively.

Selling and Marketing Expenses. For the nine months ended September 30, 2024 and 2023, selling and marketing expenses were approximately $545,000 and $631,000, respectively, a decrease of approximately 14%, or $86,000, between the periods. The decrease was due to consulting fees and costs incurred during the nine months ended September 30, 2023, related to the website development project which was completed in 2023.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were relatively steady totaling approximately 26% and 57% for the nine months ended September 30, 2024 and 2023, respectively.

General and Administrative Expenses. For the nine months ended September 30, 2024 and 2023, general and administrative expenses were approximately $2,335,000 and $2,780,000, respectively, a decrease of approximately 16%, or $445,000, between the periods. The decrease was mainly due to a decrease of legal fees related to securities and litigation matters, as well as accounting fees incurred during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 110% and 251% for the nine months ended September 30, 2024 and 2023, respectively.

Financial expense, net. For the nine months ended September 30, 2024 and 2023, financial expenses, net was approximately $54,000 compared to $(44,000), respectively, an increase of approximately $90,000 between the periods mainly due to the termination of the investment in Sanuwave and interest payments received.

Interest expense. For the nine months ended September 30, 2024 and 2023, interest expense was $101,000 and $102,000, respectively. This pertains to the interest on the Company’s judgment liability for the first nine months of 2024.

Income tax expenses. For the nine months ended September 30, 2024 and 2023, tax expenses were $14,000 and $18,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net loss. Our net loss decreased by approximately $625,000, or 22%, to approximately $2,273,000 for the nine months ended September 30, 2024 from approximately $2,898,000 in the same period of 2023. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

General

We have incurred losses in the amount of approximately $2,274,000 during the nine months ended September 30, 2024, as we continue to maintain significant net operating losses from operations. We also had negative cash flow from operating activities of $1,968,000 for the nine months ended September 30, 2024. We had a cash balance of just over $1,305,000 as of September 30, 2024, and we expect to continue to incur losses and negative cash flows from operating activities. Due to the continued expected negative cash flow from operations and the potential arbitration payment, if we are unsuccessful in our appeals, the Company does not have sufficient resources to fund operations for at least the next twelve months from the date of this filing. As such, there is substantial doubt of our ability to continue as a going concern.

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

During the nine-month period ended September 30, 2024, we met our short-term liquidity requirements from our existing cash reserves and from the sale of our securities. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products, competing technological, and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we will be able to raise additional capital, as required, on terms favorable to us.

As of September 30, 2024, we do not have a commitment to fund our product redevelopment project for approximately another $1.2 million over the next four quarters as well as the $2 million owed to Protrade as of September 30, 2024, under the court decision, which we continue to appeal.

Off-Balance Sheet Commitments and Arrangements

As of September 30, 2024, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Cash Flows

As of September 30, 2024, we had cash of approximately $1,305,000, compared to approximately $3,283,000 as of December 31, 2023. The decrease in cash was primarily due to our net loss of $2,274,000 which primarily consisted of increased revenues and increased gross margins offset by our operating expenses. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research, and development cost, marketing and sales activities, finance and administrative cost, capital expenditures, and general working capital.

Cash used in our operating activities was approximately $1,968,000 for the nine months ended September 30, 2024, compared to $3,111,000 for the nine months ended September 30, 2023.

Cash used in our investing activities was approximately $3,000 for the nine months ended September 30, 2024, compared to $1,000 for the nine months ended September 30, 2023.

Cash provided by financing activities was approximately $1,000 for the nine months ended September 30, 2024, compared to $4,222,000 for the nine months ended September 30, 2023.

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

The information set forth in Note 10 Commitment and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report on Form 10-Q is incorporated by reference herein.

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

We conduct our operations in Israel Conditions in Israel, and, therefore, our business, results of operations and liquidity may be adversely affected by political, economic and military instability in Israel, including the ongoing multi-front war between Israel and terrorist groups and hostile state actors in the Middle East.

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

Following the attack by Hamas on Israel’s southern border, Hezbollah in Lebanon has also launched missiles, rockets, and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon and begun conducting a limited ground operation in southern Lebanon, which has the potential to escalate into a wider regional conflict.

In addition, Iran recently launched direct attacks on Israel. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. The Houthis, a military organization based in Yemen, have launched a series of attacks on global shipping routes in the Red Sea, as well as direct attacks on various parts of Israel.

Such incidents contribute to regional instability and could potentially escalate into broader conflicts with Iran and its proxies in the middle east, affecting Israel’s political and trade relations, especially with neighboring countries and global allies. The situation remains fluid, and the potential for further escalation exists.

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

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the three months ended September 30, 2024, the Company’s cash used in operations was $1,978,000 leaving a cash balance of $1,305,000 as of September 30, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

On April 10, 2024, the Company received a letter (the “Letter”) from the Listing Qualifications Department of Nasdaq indicating that, based upon the closing bid price of the Company’s Common Stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, the Company did not meet the minimum bid price of $1.00 per share required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Rule”). The Letter also indicated that the Company was provided with a compliance period of 180 calendar days, or until October 7, 2024 (the “Compliance Period”), in which to regain compliance pursuant to Nasdaq Listing Rule 5810(c)(3)(A).

Pursuant to the Letter in order to regain compliance with Nasdaq’s minimum bid price requirement, the Company’s Common Stock was required to maintain a minimum closing bid price of $1.00 for at least ten consecutive business days during the Compliance Period. In the event the Company does not regain compliance by the end of the Compliance Period, the Company may be eligible for additional time to regain compliance. To qualify, the Company was required to meet the continued listing requirement for the market value of its publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and was required to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split if necessary. If the Company met these requirements, the Company may have been eligible for an additional 180 calendar days to regain compliance.

The Company did not regain compliance with the Rule by October 7, 2024, and on October 8, 2024, Nasdaq notified the Company that the Company was not eligible for an additional 180 day compliance period because the Company does not comply with the $5,000,000 minimum stockholders’ equity initial listing requirement for The Nasdaq Capital Market, and accordingly, the Company’s securities were subject to delisting from Nasdaq unless the Company timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company subsequently timely requested a hearing before the Panel, which has stayed any further action by Nasdaq at least pending completion of the hearing and the expiration of any extension that may be granted by the Panel. The hearing is scheduled to be held on December 5, 2024.

There can be no assurance that the Panel will grant the Company an additional extension period or that the Company will ultimately regain compliance with all applicable requirements for continued listing on The Nasdaq Capital Market.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1#	Employment Agreement, dated as of September 20, 2024, by and between Brian Murphy and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 25, 2024).
10.2#	Employment Agreement, dated as of September 20, 2024, by and between Stephen Brown and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 25, 2024).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: November 14, 2024	By:	/s/ Brian Murphy
	Name:	Brian Murphy, Ph.D.
	Title:	Chief Executive Officer

Date: November 14, 2024	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

