Form 10-K
period 2024-12-31
NanoVibronix, Inc.
filed 2025-03-31
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2024, the last business day of the registrant’s most recently completed second quarter and based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $1.9 Million.

The number of shares outstanding of the registrant’s common stock as of March 31, 2025, was 759,297 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NANOVIBRONIX, INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

i

EXPLANATORY NOTE

On February 14, 2025, subsequent to the end of the fiscal year ended December 31, 2024, the fiscal year to which this Annual Report on Form 10-K relates and as further described herein, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among NanoVibronix, Inc. (the “Company”) NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and Predecessor ENvue, the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.”

Except as otherwise expressly provided herein, the information in this Annual Report on Form 10-K does not reflect the consummation of the Merger which, as discussed above, occurred subsequent to the period covered hereunder.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, financial projections, strategies, expectations, competitive environment and regulation. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events, and are subject to a number of risks, and uncertainties and assumptions that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. These risks are more fully described in the “Risk Factors” section of this Annual Report on Form 10-K. Important factors that could cause such differences include, but are not limited to:

●	Our history of losses and expectation of continued losses.

●	Global economic and political instability and conflicts, such as the conflict between Russia and Ukraine, could adversely affect our business, financial condition or results of operations.

●	Increasing inflation could adversely affect our business, financial condition, results of operations or cash flows.

●	Risks related to ENvue’s financial condition, business and operations, as well as legal, regulatory and compliance matters

●	Our ability to raise funding for, and the timing of, clinical studies and eventual U.S. Food and Drug Administration (“FDA”) approval of our product candidates.

●	Regulatory actions that could adversely affect the price of or demand for our approved products.

●	Market acceptance of existing and new products.

●	Favorable or unfavorable decisions about our products from government regulators, insurance companies or other third-party payers (including CMS).

●	Risks of product liability acclaims and the availability of insurance.

●	Our ability to generate internal growth.

●	Risks related to computer system failures and cyber-attacks.

●	Our ability to obtain regulatory approval in foreign jurisdictions.

●	Uncertainty regarding the success of our clinical trials for our products in development.

●	Risks related to our operations in Israel, including political, economic and military instability.

●	The price of our securities is volatile with limited trading volume.

●	Our ability to regain and maintain compliance with the continued listing requirements of Nasdaq and the risk that our common stock will be delisted if we cannot do so.

●	Our ability to maintain effective internal control over financial reporting and to remedy identified material weaknesses.

●	We are a “smaller reporting company” and have reduced disclosure obligations that may make our stock less attractive to investors.

●	Our intellectual property portfolio and our ability to protect our intellectual property rights.

●	Our ability to recruit and retain qualified regulatory and research and development personnel.

●	Unforeseen changes in healthcare reimbursement for any of our approved products.

●	The adoption of health policy changes and health care reform.

●	Lack of financial resources to adequately support our operations.

●	Difficulties in maintaining commercial scale manufacturing capacity and capability.

●	Changes in our relationship with key collaborators.

●	Changes in the market valuation or earnings of our competitors or companies viewed as similar to us.

●	Our failure to comply with regulatory guidelines.

●	Uncertainty in industry demand and patient wellness behavior.

●	General economic conditions and market conditions in the medical device industry.

●	Future sales of large blocks of our common stock, which may adversely impact our stock price.

●	Depth of the trading market in our common stock.

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

Trademarks

We have proprietary rights to certain trademarks used in this Annual Report on Form 10-K that are important to our business, some of which are registered under applicable intellectual property laws, including but not limited to UroShield™, PainShield™ MD, PainShield™ Plus, WoundShield™, UroShield®, PainShield®, PainShield Plus®, WoundShield®, UroShield®, NanoVibronix®, Envizion Medical, ENsump, ENvue, ENgat, Envizion (wordmark and logo), and ENvue’s logo in key countries, including the U.S., Europe, and China.

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

PART I

ITEM 1. BUSINESS

Overview

We were organized as a Delaware corporation in October 2003. On February 14, 2025, we consummated and completed the Merger pursuant to the Merger Agreement, as further described below. Following the consummation of the Merger, NanoVibronix will conduct its operations through its two wholly-owned subsidiaries: (i) NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel (“Nano OpCo”) and (ii) ENvue Medical Holdings LLC, a Delaware limited liability company (together with its respective subsidiaries, “Predecesor ENvue”). Nano OpCo focuses on non-invasive biological response-activating devices that target biofilm prevention, pain therapy, and wound healing and can be administered at home, without the assistance of medical professionals. ENvue is a medical device company engaged in the research, development, production, marketing, and sale of medical devices in the field of enteral feeding and are in the initial stage of commercializing our products. The descriptions of the two business divisions, their corresponding products, and business models are detailed below.

Reverse Stock Splits

On February 8, 2023, we effected a reverse stock split of our common stock at a ratio of 1-for-20 (the “2023 Reverse Stock Split”, and on February 13, 2025, we effected a reverse stock split of our common stock at a ratio of 1-for11 (the “2025 Reverse Stock Split” and together with the 2023 Reverse Stock Split, the Reverse Stock Splits”) pursuant a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. At the effective time of the 2023 Reverse Stock Split and the 2025 Reverse Stock Split, every 20 and 11 shares, respectively, of our issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Any fractional share of a stockholder resulting from the Reverse Stock Splits was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of our common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof. Except as otherwise indicated, all share and per-share figures in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Splits.

Recent Developments

2025 Reverse Stock Split

On March 13, 2025, at 4:05 p.m., Eastern Time, pursuant to a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, 2025 Reverse Stock Split became effective. Our common stock began trading on Nasdaq on a split-adjusted basis on March 14, 2025. See “Reverse Stock Splits” above.

The Merger Agreement

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among the Company, NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and Predecessor ENvue, the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 1,734,995 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 19.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue. Each share of Series X Preferred Stock will be convertible into 1,000 shares of our common stock, subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of our common stock to the stockholders of Predecessor ENvue upon conversion of any and all shares of Series X Preferred Stock in accordance with the terms of the Certificate of Designation for the Series X Preferred Stock.

The Merger was consummated and completed on February 14, 2025.

After giving effect to the Merger, pursuant to the terms and conditions of the Merger Agreement: (i) the holders of the outstanding equity of Predecessor ENvue immediately prior to the effective time of the First Merger (“First Effective Time”) own 19.9% of the common stock of the Company and 85.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 1,000:1) immediately following the First Effective Time, which following stockholder approval will allow the Series X Preferred Stock to convert to common stock of the Company which may result in the holders of Predecessor ENvue to own 85% of the common stock of the Company, and (ii) the holders of our outstanding equity immediately prior to the First Effective Time own 80.1% of the common stock of the Company and 15.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 1,000:1) immediately following the First Effective Time, which following stockholder approval which will allow the Series X Preferred Stock to convert to common stock of the Company which may result in our holders owning 15% of common stock of the Company.

Debenture Financing and Senior Convertible Debenture

On February 13, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we sold in a private placement, a senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval (the “Debenture Stockholder Approval”) of the issuance of the shares of common stock upon the conversion of the debenture (the “Debenture Financing”) and (ii) the date that is nine months following the date of issuance of the Debenture (“Maturity Date”), having an aggregate principal amount of $500,000. The closing of the Debenture Financing occurred on February 14, 2025.

On March 26, 2025 we amended and restated the Debenture to increase the Principal Amount to $1,300,000 to provide for the funding by Alpha Capital Anstalt (the “Investor”) to our subsidiary ENvue Medical Holdings, Corp. (“ENvue”), a wholly owned subsidiary of the Company of (i) an aggregate of $250,000 by the Investor to ENvue on February 6, 2025, (ii) an aggregate of $250,000 by the Investor to ENvue on March 4, 2025, and (iii) and an aggregate of $300,000 by the Investor to ENvue on March 26, 2025.

On the Maturity Date, we shall pay the Investor in cash or, at the option of the Investor, in the form of conversion shares, or a combination thereof, the entire outstanding principal amount of the Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of the Investor, at the initial conversion price of $0.8906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $0.97812. The Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

On February 13, 2025, as amended on March 26, 2025, in connection with the Purchase Agreement and issuance of the Debenture, we entered into that certain Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company is required to prepare and file a resale registration statement with the SEC within 30 calendar days following the closing date of the amended Debenture Financing (the “Filing Deadline”). The Company shall use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 calendar days of the Filing Deadline (or within 90 calendar days if the SEC reviews the resale registration statement).

January 2025 3(a)(9) Exchange

On January 7, 2025, we entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor pursuant to which we agreed to issue an aggregate of (i) 41,498 shares of common stock (the “3(a)(9) Shares”), (ii) a warrant to purchase up to 158,562 shares of common stock (the “January 2025 Warrant”), and (iii) a pre-funded warrant to purchase up to 178,132 shares of common stock (the “January 2025 Pre-Funded Warrant”), in exchange for the A-1 Warrant held by the Holder to purchase up to 264,271 shares of common stock at an exercise price of $16.17 per share (the “Exchange”). We cancelled the A-1 Warrant reacquired in the Exchange and the A-1 Warrant will not be reissued. The January 2025 Warrant has substantially the same terms as the A-1 Warrant, except that the shares of common stock issuable upon exercise of the January 2025 Warrant are subject to stockholder approval pursuant to the applicable rules and regulations of the Nasdaq, is exercisable for a term of five and one half years from the date such stockholder approval is received and deemed effective under Delaware law, and has an exercise price of $6.8296 per share.

Subsequent to the Exchange, the holder of the January 2025 Pre-Funded Warrant exercised the January 2025 Pre-Funded Warrant in full on a cashless basis in full for an aggregate of 228,354 shares of common stock.

The issuance in the Exchange of the 3(a)(9) Shares, the January 2025 Warrant, the January 2025 Pre-Funded Warrant and the shares of common stock issuable upon the exercise thereof pursuant to the Exchange Agreement was made in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act

Nano OpCo’s Business

Nano OpCo’s primary products, which are in various stages of clinical and market development, currently consist of:

●	UroShield, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use, which has been, and is being marketed in the U.S. under FDA’s policy of enforcement discretion which was effectuated during the COVID-19 pandemic and is currently undergoing clinical testing that will, hopefully, support 510(k) clearance;

●	UroShield Ultra, is similar to UroShield, but is designed to prevent bacterial colonization and biofilm formation in urinary catheters to increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use, utilizing two separate transducers which provide ultrasound energy to both sides of an indwelling catheter.

●	PainShield, a patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Our PainShield family of products include:

○	PainShield MD, a single patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area.

○	PainShield Plus, a dual patch-based therapeutic ultrasound technology to treat pain, muscle spasm and joint contractures by delivering a localized ultrasound effect to treat pain and induce soft tissue healing in a targeted area. Similar to PainShield MD, it has a dual ultrasound delivery; and

○	WoundShield, a patch-based therapeutic ultrasound device intended to facilitate tissue regeneration and wound healing by using ultrasound to increase local capillary perfusion and tissue oxygenation.

Each of UroShield, PainShield, and WoundShield employs a small, disposable transducer that transmits low frequency, low intensity ultrasound acoustic waves that seek to repair and regenerate tissue, musculoskeletal and vascular structures, and decrease biofilm formation, reduce blockage, and reduce pain related to urinary catheters as well as reducing incidence of associated urinary tract infections. Through their size, effectiveness and ease of use, these products are intended to eliminate the need for technicians and medical personnel to manually administer ultrasound treatment through large transducers, thereby promoting patient independence and enabling more cost-effective home-based care.

PainShield MD is currently cleared for marketing in the United States by the FDA. In September 2020, the FDA exercised its policy of enforcement discretion (“Enforcement Discretion”) to allow distribution of the UroShield device in the U.S. during the COVID-19 pandemic. While the U.S. government has declared an end to the public health emergency and had terminated Enforcement Discretion use for many medical devices, as of the date of this filing, we have not been notified of any change in the regulatory status for the use of our UroShield device. However, we have removed the product from the US market and have ceased all sales activities. Both PainShield and UroShield have CE Mark approval in the European Union, which also permits sales in India and Ecuador, and a certificate allowing us to sell PainShield and UroShield in Israel. We have consummated sales of PainShield and UroShield in the relevant markets, and we saw sales increase in 2024. WoundShield has not generated significant revenue to date. Outside of the United States, we generally apply, through our distributor, for approval in a particular country for a particular product only when we have a distributor in place with respect to such product.

In the United States, PainShield and UroShield require a prescription from a licensed healthcare practitioner. If FDA clearance is obtained, we anticipate that WoundShield will require a prescription from a licensed healthcare practitioner in the United States. As stated previously, UroShield was approved through the FDA under Enforcement Discretion initially, for the duration of the COVID-19 pandemic and was intended to be sold directly to health care facilities and individuals. Individuals would have required a prescription, but healthcare facilities would have deployed the use of Uroshield based upon clinical need. However, in other countries in which we sell PainShield, UroShield, and WoundShield, such products are eligible for sale without a prescription.

Insurance Coverage and Reimbursement

In addition to the need to obtain regulatory approvals, we anticipate that sales volumes and prices of NanoVibronix’s UroShield and PainShield, products will depend in large part on the availability of insurance coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid and the Veterans Health Care network of facidlities in the United States, private insurance plans and workers’ compensation plans. We do not currently have reimbursement codes for use of WoundShield in any of the markets in which we have regulatory authority to sell WoundShield. Of the markets in which we have regulatory authority to sell PainShield, prior to January 2020, we only had reimbursement codes in the United States (i.e., CPT codes) for clinical use only. Effective as of January 2020, the U.S. Centers for Medicare and Medicaid Services (“CMS”) approved our PainShield for reimbursement for Medicare beneficiaries on a national basis. However, PainShield was not assigned a reimbursement value from CMS. The Company was denied reimbursement in September 2022 due to a lack of “life-cycle” testing. The Company had engaged Carmel Labs in Israel to conduct this testing and submitted the results to CMS with our 2023 application on January 3, 2023. On August 21, 2023, CMS, denied reimbursement with respect to PainShield due to their request for additional longevity testing. We are currently evaluating whether to resubmit another application to CMS.

With respect to UroShield, which may be used in a clinical and home setting, we currently have reimbursement in the United Kingdom (for supplies only), and throughout the VA system. We are seeking reimbursement codes for use of our products in the markets in which we have regulatory authority, including the United States, to sell such products. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes, but there is no guarantee that we will be successful in obtaining such codes quickly, or at all. We engaged Idonea Solutions, Inc., an FDA consultant, to assist in our efforts to obtain clearance under the FDA’s policy of Enforcement Discretion, and obtain 510(k) clearance which is still ongoing. During the past few of years the Company has entered into distribution partnerships for UroShield in the U.K., Australia, New Zealand, and Malta.

Nano OpCo’s Business Model

All of Nano OpCo’s products consist of a reusable controller device and a disposable component, which includes a transducer, and in the case of PainShield, a 30-day supply of adhering patches. The controllers have a life expectancy of three years, while the UroShield disposable transducer has a life expectancy of up to a month and must be replaced to provide the intended therapy. The components are purchased by either the distributor or end user for use in any of the intended applications. Once the controller is purchased by the end user, recurring revenue will be realized by purchases of replacement disposables to the extent that the end user continues treatment with our product.

Nano OpCo’s products are intended to be distributed directly by the us, independent distributors, and potential licensees. Distributor cost is discounted to account for their intended margins, based upon purchase volumes and/or periodic purchase commitments, with the disposable transducer sold and distributed in the same fashion. We currently have an established distributor network and are implementing certain criteria within such network to ensure the appropriate assignment of a distributor or licensee. We are in the process of adding additional distributors to our network, and continue our efforts to identify market leaders in various segments to private label both PainShield and UroShield.

We also have a direct sales component, where we sell directly to consumers, in order to satisfy customer demand generated through on-line advertising and social media. We have seen an increase in demand as a direct result of an expanded social media and on-line advertising presence.

Nano OpCo’s business plan continues to focus on these types of transactions/agreements. We continue to focus on the foundational aspects of each respective product, including the design and performance of each, the reimbursement, regulatory status, and quality control, in order to strengthen our position with prospective partners.

Ultrasound Technology and Nano OpCo’s Products

As noted above, Nano OpCo’s primary products are based on the use of low frequency ultrasound, which delivers energy through mechanical vibrations in the form of sound waves. Ultrasound has long been used in physical therapy, physical medicine, rehabilitation and sports medicine.

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

Micro Vibrations Technology and Nano OpCo’s Products

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

Nano OpCo’s Products

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

UroShield has undergone a number of clinical trials. The Heidelberg 1 trial, conducted in 2005-2006, which we sponsored, was a 22-patient randomized, double blind, sham-controlled, independent trial that tested UroShield’s safety and ability to prevent biofilm in patients with an indwelling Foley catheter. The trial demonstrated that UroShield prevented biofilm in all patients with the active device as compared to biofilm being found in seven of eleven of the control patients. In addition, there was a marked decrease in pain, discomfort and spasm in the active UroShield patients, as evidenced by a statistically significant decrease in the requirement for the medications required to treat urinary catheter associated pain and discomfort (Ikinger U, “Biofilm Prevention by Surface Acoustic Nanowaves: A New Approach to Urinary Tract Infections?,” 25th World Congress of Endourology and SWL, Cancun, Mexico, October 2007).

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

In the fourth quarter of 2024, we announced our entry a product and market evaluation with two prominent distributors for UroShield. These distributors will cover Israel and South Africa.

Apogepha LOI and Term Sheet

We and our UK distributor are in advanced discussions with NHS to expand coverage of UroShield. In December 2023, we announced we entered into a non-binding letter of intent (the “LOI”) with Apogepha Arzneimittel GmbH (“Apogepha”) in which both parties will analyze the potential for Apogepha to distribute our UroShield product in Germany and other European markets. Pursuant to the terms of the LOI, Apogepha will commence a comprehensive market research study on how UroShield can fit into the pathway of care for patients with long term catheters. The goal of the LOI, and subsequent findings, will be for both us and Apogepha to better understand the feasibility of a distribution deal between both companies.

On October 9, 2024, we announced that we and Apogepha had entered into a non-binding term sheet for the purpose of appointment of exclusive distributorship throughout Germany. Both parties intend to enter into a biding agreement early in 2025.

A definitive and binding partnership agreement is predicated upon successfully obtaining reimbursement through the GKV-SV German Health Reimbursement Authority. The application for reimbursement has been submitted on behalf of Apogepha late in 2024.

Standalone Services Agreement with Veranex, Inc.

In March 2024, we entered into a standalone services agreement (the “Veranex Agreement”) with Veranex, Inc. (“Veranex”), to provide certain research and development services to assist with the development of our next generation of UroShield and PainShield products. The Veranex Agreement has a term of approximately 50 weeks, subject to adjustments or earlier termination thereof in accordance with the terms of the Agreement, with estimated fees and expenses of up to approximately $1.1 million subject to certain adjustments, including among other things, revising the agreement in the event of changing assumptions or facts, unforeseen development deviations, or changes in scope. We expect engineering of the new technology to eventually allow us to find a US manufacturing partner once the development process has been completed.

In December 2024, Veranex completed the first element of the “next-gen” product development process. Prototypes of both the device and transducer element were provided to our management team. It is anticipated that the completion of the process to be in the first half of 2025.

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

CAUTI is the most common nosocomial infection in hospitals and nursing homes, representing over 40% of all hospital-acquired infections (HAIs) and 20% of intensive care unit HAIs (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March-April 2001). In addition, CAUTIs are the source for approximately 20% of healthcare acquired bacteremia in acute care and 50% in long-term care facilities (Nicolle, Lindsay E. “Catheter Associated Urinary Tract Infections.” Antimicrobial Resistance and Infection Control 3 (2014)). The risk of acquiring CAUTI depends on the method and duration of catheterization and patient susceptibility. Patients requiring a urinary catheter have a daily risk of approximately five percent of developing bacteriuria and approximately 25% of patients develop nosocomial bacteriuria or candiduria over one week (Maki, P and Tambyah, D. Engineering Out the Risk for Infection with Urinary Catheters., Emerging Infectious Diseases., Vol. 7, No. 2, March-April 2001). Virtually all patients requiring indwelling urinary catheters for longer than a month become bacteriuric.

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

In addition, for discharges on or after October 1, 2008, Medicare stopped authorizing its payment to hospitals in which patients have developed a catheter-associated urinary tract infection that was not present on admission. This provides hospitals in the United States with a substantial financial incentive to reduce the occurrence of such infections through the use of products such as UroShield, which help prevent infections hospitals would otherwise have to treat without reimbursement. In addition, it has been noted that the Centers for Medicare & Medicaid Services may fine hospitals in the future when their patients develop CAUTI, which will likely increase the incentive of hospitals to invest in technologies that may prevent this complication (Brown J, et al. “Never Events: Not Every Hospital-Acquired Infection Is Preventable, Clinical Infectious Diseases, 2009, 49 (5)).

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

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. However, in the United States, we do not have the requisite regulatory authorization to market UroShield for such use, as we have not yet obtained FDA clearance or approval for UroShield, and the FDA’s temporary, COVID-19 related policy of Enforcement Discretion under which we had previously marketed UroShield since September 2020 expressly excludes use with a coated catheter. As of the date of this filing, we have removed the product from the US market and have ceased all sales activities. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications.

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

Accordingly, the FDA’s Enforcement Discretion temporarily cleared the way for import of UroShield to the U.S. during the COVID-19 pandemic, immensely expanding the company’s addressable market for the device during this time period. As of the date of this report, we have not been notified of any change in our Enforcement Discretion status, however, we have removed the product from the US market and have ceased all sales activities. The device is designed to aid in the prevention of CAUTI incidence in patients requiring long-term indwelling catheterization, defined as 14 days or greater.

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

UroShield Sales and Marketing

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

We have appointed distributors for UroShield in the United Kingdom, Malta, Australia and New Zealand.

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

The initial part of the study is a pilot phase in order to verify clinical, logistical, and oversight of a potential broad study. The pilot phase was completed in the 4th quarter of 2024. The results satisfied the University of Michigan clinical team and subsequently recommended that we move to the broader study

PainShield

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

On March 1, 2023, the Company launched its month-to-month rental program for Painshield.

In March 2024, we the Veranex Agreement with Veranex to provide certain research and development services to assist with the development of our next generation of UroShield and PainShield products. See “Nano OpCo’s Products – UroShield,” above.

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

In order to prove to the FDA that the requirement for a physician prescription is not necessary to ensure safe and effective use of the product, proof of safety and consumer “usability” needs to be established. We engaged User-View, Inc. to facilitate our Usability study and received the favorable results we expected. The product packaging and all instruction documents have been modified in an effort to meet OTC standards. We also engaged an outside laboratory to perform acoustic testing on all PainShield products. We previously anticipated submission of a 510(k) for PainShield Relief to the FDA, for OTC use as a class 1 device, in early April 2022, but do not expect such submission to take place until 2025 as we are evaluating whether any additional data or action steps are needed including potentially redesigning the product in appearance and functionality.

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

PainShield Sales and Marketing

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

WoundShield

Our WoundShield product was granted the European Wound Closure Customer Value Leadership Award, Ultrasound Therapy - Wound Closure in 2014. WoundShield is intended to treat acute and chronic wounds with a disposable treatment patch that delivers localized therapeutic low frequency ultrasound. The WoundShield patch has two configurations: one that is placed adjacent to the wound and another, called the instillation patch, that is placed on the wound to enable instillation through sonophoresis, a process that increases the absorption of semisolid topical compounds, including medications, into the skin. Based on studies conducted by BIO-EC Microbiology Laboratory and Rosenblum, we believe that our WoundShield product possesses significant potential for the treatment of, among other things, diabetic foot ulcers and burns (Gasser P, Study Report delivered by BIO-EC Microbiology Laboratory, Dec 2007, which we ordered, paid for, and provided devices for; Rosenblum J, “Surface Acoustic Wave Patch Diathermy Generates Healing In Hard To Heal Wounds,” European Wound Management Association 2011, for which we supplied devices but had no further involvement).

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

On September 12, 2024, the agreement with SanuWave was terminated, and our Sanuwave warrants were cancelled.

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

Regulatory Strategy

For a general discussion of the FDA approval process with respect to our products, and regulation of our products in general, see “- Government Regulation” below.

We do not intend to seek FDA clearance in the short term.

WoundShield Sales and Marketing

WoundShield has generated minimal revenues to date. In March 2020, we signed a license agreement with Sanuwave Health, Inc. for the manufacture and delivery of our WoundShield technology. On September 12, 2024, the agreement with SanuWave was terminated, and our Sanuwave warrants were cancelled.

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

Third Party Reimbursement

We anticipate that sales volumes and prices of the products we commercialize will depend in large part on the availability of coverage and reimbursement from third party payers. Third party payers include governmental programs such as Medicare and Medicaid, private insurance plans and workers’ compensation plans, Veterans Health Care network, among others. These third-party payers may deny coverage and reimbursement for a product or therapy, in whole or in part, if they determine that the product or therapy was not medically appropriate or necessary. The third-party payers also may place limitations on the types of physicians or clinicians that can perform specific types of procedures. In addition, third party payers are increasingly challenging the prices charged for medical products and services. Some third -party payers must also pre-approve coverage for new or innovative devices or therapies before they will reimburse health care providers who use the products or therapies. Even though a new product may have been approved or cleared by the FDA for commercial distribution, we may find limited demand for the device until adequate reimbursement has been obtained from governmental and private third -party payers.

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

PainShield. Effective as of January 2020, CMS approval for Medicare reimbursement was added through code K1004. The value of the reimbursement has not yet been confirmed. We continue to work toward a favorable reimbursement with outside legal counsel and reimbursement consultants. The most recent application for reimbursement from CMS/Medicare was submitted on January 3, 2023, in which CMS denied reimbursement due to their request for additional longevity testing. We are currently evaluating whether to resubmit another application to CMS.

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

ENvue’s Business

ENvue is a medical device company engaged in the research, development, production, marketing, and sale of medical devices in the field of enteral feeding and is in the initial stage of commercializing its products. Guided by its mission to be an innovation leader in the field of enteral feeding, ENvue is focused on improving patient outcomes across the continuum of care, encompassing the development of advanced, personalized navigation solutions, responding to the challenges of the everchanging healthcare environment, while continuously focusing on the customer. The medical device marketed and sold by ENvue is the FDA 510(k)-cleared ENvue System, which assists in the insertion of a feeding tube into the digestive system of patients requiring nutrition during hospitalization through in-body navigation (the “ENvue System”).

The most common way to provide nutrition to patients during hospitalization is through a feeding tube inserted through the nose or mouth into the stomach or small intestine (known as “enteral nutrition”). Around 43 million feeding tubes are inserted annually worldwide (Enteral feeding devices, Global forecast to 2025; Market & Markets (“Markets & Markets”)). Between 2-5% of these tubes are placed in the lungs leading to a 30% chance of a collapsed lung or possible fatality (Aguilar-Nascimento, Kudsk, JPEN J Parenter Enteral Nutr 2007; Bourgault, Margo Halm Am J Crit Care. 2009). Furthermore, between 20-50% of hospital patients (Bellanti, Francesco, et al. “Malnutrition in hospitalized old patients: screening and diagnosis, clinical outcomes, and management.” Nutrients 14.4 (2022): 910.), including those in the intensive care unit (“ICU”), are malnourished, with malnutrition having a significant impact on both clinical outcomes and healthcare systems.

Recognizing the critical need for early feeding in small bowel and lower the risk of tube misplacement, ENvue applied its expertise in electromagnetic navigation and enteral feeding to develop the ENvue System. The ENvue System, together with a dedicated feeding tube for the system, positioning sensors, and other components developed by ENvue, is designed to efficiently and safely insert the feeding tube into the patient’s digestive system for the purpose of providing nutrition. Furthermore, ENvue’s solution aims to provide faster nutrition delivery to the patient, potentially improving their condition, and facilitating the insertion of the feeding tube into the small intestine, which we believe has advantages over insertion into the stomach. ENvue believes that the ENvue System offers an efficient solution for feeding tube insertion and has the ability to transform enteral feeding tube insertion.

In February 2019, ENvue received 510(k) market clearance from U.S. Food and Drug Administration for the commercial marketing and sale of the ENvue System in the United States for use in adults (aged 22 and over)1. During the first quarter of 2020, ENvue began marketing and selling the ENvue System and its dedicated feeding tubes, and it is currently in the initial commercialization phase of these products in the U.S.

ENvue Strategy

ENVue’s mission is to be an innovation leader in the field of enteral feeding, focusing on improving patient outcomes across the continuum of care, encompassing the development of advanced, personalized navigation solutions, responding to the challenges of the everchanging healthcare environment, while continuously focusing on the customer.

ENvue’s immediate target market for the ENvue System includes hospitals in the United States, and ENvue is in the early stages of commercializing the system in this market. As of the date of this filing, ENvue has engagements with hospitals in the United States for the implementation of ENvue Systems and the supply of disposable enteral feeding tubes. As part of ENvue’s strategy to introduce and implement the ENvue System in the target market, ENvue is seeking to expand its activities in the U.S. market and focus its marketing efforts on this market, and in the future, to consider entering additional markets, subject to obtaining the necessary approvals.

1 According to FDA guidelines, an adult is defined as a person who is 22 years of age or older

In November 2021, ENvue decided to work towards expanding the use of its ENvue System for procedures involving the insertion of a Peripherally Inserted Central Catheter (PICC) into central blood vessels to verify the catheter’s correct placement in the patient’s blood vessels, instead of inserting it into the patient “blindly” and performing an X-ray to confirm the correct placement of the catheter in the blood vessels. This development was halted as part of ENvue’s efficiency and reduction measures when it was in the early stages of building a prototype. Development has been reinitiated after the purchase by Envizion Holdings Corp.

ENvue has another separate development in the field of enteral nutrition, which is a feeding tube (called NGAT) that simultaneously seals the esophagus and prevents fluid passage into the respiratory tract, designed to prevent the occurrence of gastric reflux into the esophagus (called reflux) and aspiration into the lungs. As of the date of this filing, ENvue has registered intellectual property rights concerning this product and has obtained 510(k) clearance for marketing the product in the United States. The NGAT received a CE mark for marketing the product in European Union countries, but such CE mark is no longer valid, as of February 25, 2019. ENvue is currently not marketing the product, as part of its intention to focus its marketing efforts at this stage on the ENvue System only and its implementation in the relevant target market. Therefore, at this time, there is no certainty regarding when ENvue will begin marketing the NGAT, should it choose to do so.

ENvue Products

I.	Enteral Feeding - General Background

Enteral feeding is the most common method of providing liquid nutrition and certain types of medications to critically ill patients who are hospitalized and require nutritional support, such as those on ventilators, post-surgery patients, patients with disabilities or conditions that prevent them from eating fully or partially, and premature infants (Welch, Teresa D. “Nutrition options in critical care unit patients.” Critical Care Nursing Clinics 30.1 (2018): 13-27 (“Welch 2018”); Milsom, S. A., et al. “Naso-enteric tube placement: a review of methods to confirm tip location, global applicability and requirements.” World journal of surgery 39 (2015): 2243-2252 (“Milsom 2015”); de Aguilar-Nascimento, José Eduardo, and Kenneth A. Kudsk. “Use of small-bore feeding tubes: successes and failures.” Current Opinion in Clinical Nutrition & Metabolic Care 10.3 (2007): 291-296 (“de Aguilar-Nascimento and Kudsk 2007”); Koyfman, Leonid, et al. “The Placement of Post-pyloric Feeding Tubes Using DRX-Revolution Mobile X-Ray System in an ICU. A Case Series.” The Journal of Critical Care Medicine 2.3 (2016): 131-134). The prevalence of malnutrition among critically ill patients ranges from 30% to 50%, with some patients arriving at the hospital already malnourished and others potentially developing malnutrition during hospitalization (Market & Markets; Barker, Lisa A., Belinda S. Gout, and Timothy C. Crowe. “Hospital malnutrition: prevalence, identification and impact on patients and the healthcare system.” International journal of environmental research and public health 8.2 (2011): 514-527; Wischmeyer, Paul E. “Malnutrition in the acutely ill patient: is it more than just protein and energy?” South African Journal of Clinical Nutrition 24.3 (2011): S1-S7). It should be noted that there are critically ill patients who, due to their medical condition, are unable to receive regular nutrition for many days.

Delays in providing nutrition to patients can lead to a deterioration in their condition, as early insertion of the feeding tube and timely provision of nutrition can, in most cases, reduce the severity of the illness, help preserve the integrity of the intestinal lining, reduce infections and complications, improve gastrointestinal motility, and enhance immune response (Wang, Honggang, et al. “Early enteral nutrition reduced postoperative ileus and improved the outcomes in patients with emergency intestinal surgery: results from a propensity score analysis.” Int J Clin Exp Med 10.4 (2017): 7040-7048). Moreover, early provision of nutrition may improve the patient’s condition and recovery rate, reduce possible complications, shorten the stay in intensive care, and even lower mortality rates (Welch 2018). Consequently, early provision of nutrition may also result in significant cost savings for the hospital. Therefore, in cases where regular nutrition cannot be provided to the patient and enteral feeding is required, it should be provided as soon as possible (within 24-48 hours).

Enteral nutrition is administered, among other methods, by inserting a feeding tube through the patient’s nose or mouth into the stomach or small intestine (Tatsumi, Hiroomi. “Enteral tolerance in critically ill patients.” Journal of intensive care 7.1 (2019): 30 (“Tatsumi 2019”)). Each year, approximately 43 million nasogastric feeding tubes are inserted worldwide (about 14 million of them in the United States) (Market & Markets). In general, according to FDA guidelines, a feeding tube inserted into a patient should not remain in place for more than 30 days. However, hospitals tend to remove/replace the tube more frequently (for example, in cases of tube blockage due to improperly dissolved medications or accidental disconnection of the tube by the patient).

Feeding through a tube inserted through the patient’s nose or mouth directly into the patient’s small intestine (Post-Pyloric Feeding), where nutrients are absorbed, requires more precise insertion of the tube, and offers several advantages over gastric feeding. Feeding directly into the small intestine may reduce the risk of medical complications, involve a lower risk of gastric reflux and respiratory infections and complications, provide higher caloric intake for the patient, and require a shorter stay in the intensive care unit (Welch 2018; Sajid, M. S., et al. “An integrated systematic review and meta-analysis of published randomized controlled trials evaluating nasogastric against postpyloris (nasoduodenal and nasojejunal) feeding in critically ill patients admitted in intensive care unit.” European journal of clinical nutrition 68.4 (2014): 424-432; Jiyong, Jing, et al. “Effect of gastric versus post-pyloric feeding on the incidence of pneumonia in critically ill patients: observations from traditional and Bayesian random-effects meta-analysis.” Clinical Nutrition 32.1 (2013): 8-15; Tatsumi 2019. As detailed below, the ENvue System is designed to facilitate the insertion of the feeding tube through the patient’s nasal or oral route into the stomach or directly into the small intestine with accuracy and efficiency.

Limitations of Existing Alternative Enteral Feeding Methods

To the best of ENvue’s knowledge, the most common method currently used for inserting feeding tubes through the nose or mouth is the “blind” method, i.e., without visibility inside the patient’s body to facilitate accurate navigation and placement. While for many years the “blind” insertion method was considered harmless, it has been found that this method can cause serious and even fatal complications in patients (Market & Markets). Common complications among patients with feeding tubes inserted via the “blind” method include incorrect insertion of the tube into the respiratory tract instead of the esophagus, aspiration (entry of food, saliva, or stomach acids into the respiratory tract), lung collapse, sinus injuries, nosebleeds, and more (Rassias, Athos J., Perry A. Ball, and Howard L. Corwin. “A prospective study of tracheopulmonary complications associated with the placement of narrow-bore enteral feeding tubes.” Critical Care 2 (1998): 1-4; Prabhakaran, S., et al. “Nasoenteric tube complications.” Scandinavian Journal of Surgery 101.3 (2012): 147-155 (“Prabhakaran 2012”)). According to studies, of the approximately 43 million feeding tubes inserted worldwide each year, about 1.72 million tubes are mistakenly inserted into patients’ lungs, and of these, about 40% of patients suffered from pneumothorax (air accumulation in the chest cavity, impairing the breathing process) (de Aguilar-Nascimento, Jose Eduardo, and Kenneth A. Kudsk. “Clinical costs of feeding tube placement.” Journal of Parenteral and Enteral Nutrition 31.4 (2007): 269-273 (“de Aguilar-Nascimento 2007”); Burns, Suzanne M., et al. “Detection of inadvertent airway intubation during gastric tube insertion: capnography versus a colorimetric carbon dioxide detector.” American Journal of Critical Care 15.2 (2006): 188-195). Due to the high frequency of feeding tube use, experts believe that even a relatively small percentage of cases where the feeding tube is incorrectly inserted could impact a very large number of people (Prabhakaran 2012).

Incorrect insertion of the feeding tube into the lungs can have further serious consequences for the patient, including worsening of their medical condition, which could lead to medical harm and even death, extended hospitalization, significant costs for the hospital, and legal claims (de Aguilar-Nascimento 2007; Sparks, Dorothy A., et al. “Pulmonary complications of 9931 narrow-bore nasoenteric tubes during blind placement: a critical review.” Journal of Parenteral and Enteral Nutrition 35.5 (2011): 625-629).

It should be noted that due to technical failures and the prolonged time required for blind insertion of the feeding tube, attempts to insert feeding tubes directly into the small intestine can result in delays in providing the necessary nutrition to the patient (as mentioned above, providing early nutrition to the patient may improve their condition and prevent medical complications).

Given the difficulties, risks, and possible complications associated with the blind insertion method of feeding tubes, as detailed above, the duration of insertion, and the challenge of inserting it into the small intestine using this method, there is a noticeable trend towards using alternative methods for inserting feeding tubes using technological or other means (Koopmann, Matthew C., et al. “A team-based protocol and electromagnetic technology eliminate feeding tube placement complications.” Annals of surgery 253.2 (2011): 297-302 (“Koopman 2011”)), instead of relying on the blind insertion method, as detailed below.

There are significant limitations in the existing alternative methods for inserting feeding tubes into patients and the various methods used to verify that the blindly inserted feeding tube is located in the patient’s digestive system and not in the respiratory tract, the main ones of which are detailed below.

Methods for Verifying the Placement of a Blindly Inserted Feeding Tube

Among the primary methods are measuring the distance of the tube from the insertion site, measuring the volume of aspirate, measuring the pH level of the liquid aspirated from the tube (to check acidity levels to ensure it is gastric juices), checking the carbon dioxide level of the air aspirated from the tube (to ensure the tube is not located in the lungs), and using an X-ray (fluoroscopy), with the latter generally considered more accurate than the others (de Aguilar-Nascimento and Kudsk 2007; Milsom 2015). However, these methods may not always identify errors accurately and in a timely manner, and they allow correction of incorrect insertion and placement of the tube in the digestive system only after it has already been inserted into the lung, which may have caused pneumothorax or lung perforation due to the insertion of the tube into the respiratory tract (Powers, Jan, et al. “Elimination of radiographic confirmation for small-bowel feeding tubes in critical care.” American Journal of Critical Care 22.6 (2013): 521-527.). Furthermore, the X-ray method has additional drawbacks, such as additional technical costs, prolonged time consumption, delayed patient nutrition, and radiation exposure. Additionally, the pH measurement method has various limitations, such as respiratory burden and, primarily, inaccuracies due to medication or other chemical treatment that affects the acidity level in the patient’s digestive system (Bourgault, Annette M., and Margo A. Halm. “Feeding tube placement in adults: safe verification method for blindly inserted tubes.” American Journal of Critical Care 18.1 (2009): 73-76).

II.	The ENvue System

The core application of ENvue’s operations is the ENvue System, which is a system for monitoring and correctly positioning feeding tubes in patients who require nutritional support during hospitalization. The system includes the main unit (the system body), disposable (consumable) ENvue Feeding Tubes designed exclusively for use with the system, sensors, and additional components developed by ENvue. These components, when used together, are intended to facilitate more efficient, faster, and safer insertion of the feeding tube into the patient’s digestive system. The system uses electromagnetic waves transmitted to the upper torso of the patient, utilizing sensors embedded in the dedicated feeding tube and sensors attached to the patient’s body during the procedure, enabling monitoring and control of the feeding tube’s insertion path in an effort to facilitate proper placement into the GI tract bypassing the airways. It should be noted that using the ENvue System will not guarantee the absence of medical errors or adverse events in connection with a feeding tube placement. For example, five serious adverse events have been reported in connection with tubes inserted in patients’ lungs or pulmonary airway using the ENvue System. After investigation and review of placement files, ENvue believes the reported serious adverse events were caused by user error.

Product Components and Features

The system components are described in greater detail below:

System Body

The system body includes several components, including a screen displaying the feeding tube’s position and an electromagnetic field generator mounted on an adjustable arm. Before inserting the feeding tube and until the procedure is complete, the generator is positioned towards the patient’s chest and upper abdomen, emitting low-frequency electromagnetic waves throughout the procedure (see the illustration below).

Once the feeding tube is inserted, the passive electromagnetic sensor inside the tube enters the generator’s transmission area, which detects the sensor’s movement and displays it graphically on the screen.

Reference Sensor

An external, reusable sensor connected to the system and attached to the patient’s body in the armpit area is used to reference the feeding tube’s position within the patient’s body at any given moment. The reference sensor allows the system to remain accurate even if the patient moves during the procedure (due to coughing, etc.).

Feeding Tube (Disposable Component)

The dedicated feeding tube developed by ENvue is designed specifically for use with the ENvue System and is intended for placement in the stomach or small intestine. The feeding tube is single-use and features a dual connection: one for the nutrition source and another for the ENvue System.

During the procedure, the other end of the tube is inserted through the nose into the patient’s body. A passive electromagnetic sensor embedded in the tube allows the tube’s path within the patient’s body to be tracked on the system’s screen.

As of now, ENvue’s feeding tube has been cleared in three different diameters: 8 Fr., 10 Fr., and 12 Fr.3

3 Fr. 1 = 0.3 mm.

ENvue System Usage

The ENvue System is used as follows: Throughout the feeding tube insertion procedure, the ENvue System emits electromagnetic waves toward the patient’s upper body. Using the reference sensor connected to the system, the operator marks several anatomical points on the patient’s upper body and attaches an additional location sensor to the side of the patient’s chest, allowing the system to remain accurate even when the patient moves or coughs during the procedure. The operator then inserts the dedicated feeding tube for the system through the patient’s nose or mouth into the esophagus and further into the digestive system (small intestine or stomach) while viewing the tube’s path on the system’s screen from several angles and receiving real-time alerts if the system detects the tube entering the patient’s airways, which is intended to enable the operator to immediately correct the tube’s insertion path.

To the best of ENvue’s knowledge, using the ENvue System allows the feeding tube insertion procedure to be completed within approximately 5-30 minutes on average, depending on the patient’s condition, the operator’s technical ability, and other factors. In comparison, the time required for blind insertion of a feeding tube through the nose or mouth, based on ENvue’s estimate and medical research, may take about 11-60 minutes (approximately 42 minutes on average) (Smithard, David, et al. “Electromagnetic sensor-guided enteral access systems: a literature review.” Dysphagia 30 (2015): 275-285). Additionally, research shows that the time from blind insertion of a feeding tube to the start of feeding the patient may take several hours, partly due to the need to verify the tube’s correct placement in the digestive system using X-rays (Gray, Rebecca, et al. “Bedside electromagnetic-guided feeding tube placement: an improvement over traditional placement technique?” Nutrition in Clinical Practice 22.4 (2007): 436-444).

Using alternative methods as mentioned during the use of the ENvue System is not required by the FDA and is subject to the specific hospital’s policy.

For illustration purposes, below are diagrams demonstrating the use of the ENvue System:

Transmission of electromagnetic waves by the system to the patient’s upper body throughout the procedure

Real-time visualization of the feeding tube’s insertion path within the patient’s body from multiple angles

Receiving an alert for the detection of improper insertion of the feeding tube

Marketing Strategy

The system, including the dedicated feeding tubes, is marketed to hospitals, and was designed and developed after ENvue received feedback from healthcare professionals in the United States regarding their needs, which helped tailor the system to the market.

Using the technology on which the system is based, it monitors the precise location of the feeding tube within the patient’s body, from the moment it is inserted through the patient’s nose or mouth until it reaches the stomach or small intestine, and displays its location in real-time through an imaging display of the patient’s body from several different angles on a screen. The display of the patient’s body on the screen is made possible by using a reference sensor and marking anatomical landmarks on the patient’s body at the beginning of the procedure. Additionally, ENvue was developing a feature designed to allow the ENvue System to overlay the real-time insertion of the feeding tube on an X-ray image of the patient’s body. ENvue began a clinical trial for this feature, which was voluntarily suspended in December 2022 due to lack of financing.

In cases where the system detects a deviation in the tube’s path towards the patient’s trachea, an immediate alert appears on the screen. This allows the operator to correct the feeding tube’s insertion path immediately.

As part of its operations (up until the initiation of insolvency proceedings), ENvue has marketed the ENvue System to its customers and continuously supplied them with consumable feeding tubes, which are designed for use exclusively with the system. At the beginning of 2020, ENvue began marketing the system and feeding tubes to hospitals in the United States, following the FDA clearance received in February 2019 for marketing the product in this territory for adults (aged 22 and older) only.

As part of the FDA clearance process for the system under the 510(k) pathway, ENvue was required to conduct a clinical trial in connection with the safety alert issued by the FDA regarding the use of the Cortrak*2 Enteral Access System, which is another device that, like the ENvue System, is intended to facilitate enteral feeding tube placement, but was recalled in April 2022 due to serious adverse events resulting from misplaced tubes in connection with the use of the system. During the multi-center clinical trial conducted by ENvue4, 58 feeding tube insertions were performed on 57 patients using the system, during which no feeding tubes were ultimately placed into the patients’ lungs, and no harm was caused to the patients’ lungs during the procedures. In two cases, immediate correction of the tube insertion was performed following the system’s alert of entry into the lung. Additionally, ENvue believes the trial results indicated ease of use of the system and quick learning of how to operate it.

The unique solution developed by ENvue as part of the ENvue System is intended to address, among other things, the risks and costs associated with existing methods for inserting the feeding tube into the patient and the time required until the start of feeding due to delays caused by the need to verify the tube’s placement in the patient, as described above. Using the ENvue System, including the dedicated feeding tube developed by ENvue, it is possible to monitor the feeding tube insertion path into the patient and receive a real-time alert if the tube is inserted into the patient’s respiratory tract. ENvue believes the system design may allow for accurate, reliable, and efficient tube insertion for the patient and ease of use for the operator, which could potentially reduce the time required to insert the feeding tube and thereby reducing the time until nutrition is provided to the patient.

4 The clinical trial lasted about a year, during which ENvue was required to obtain the consent of the patients or their family members (depending on the patient’s medical condition) for participation in the trial.

Additionally, ENvue believes using the system may minimize the risk of complications resulting from improper tube insertion and the associated costs for the hospital, as well as shorten the patient’s hospitalization duration and prevent exposure to radiation from performing multiple X-ray examinations to verify the tube’s placement. Furthermore, using the system screen that displays the patient’s body dimensions, ENvue believes it is easier to properly insert the feeding tube into the patient’s small intestine on the first attempt, which, as mentioned, is preferable to gastric tube insertion.

III.	Nutriseal Nasogastric Aspiration Tube

ENvue also has another product in the field, a tube designed for enteral nutrition called the Nutriseal Nasogastric Aspiration Tube (NGAT). This tube employs a sealing technique to prevent stomach acid from refluxing into the esophagus and to prevent aspiration of stomach contents into the respiratory tract. NGAT has been cleared for marketing in the U.S. and was approved in the European Union; however, as of now, ENvue is not manufacturing or marketing it, and the EU approval is currently not valid.

NGAT is a feeding tube developed by Nutriseal Limited Partnership (the rights to which were transferred to ENvue shortly after its establishment in 2017. NGAT is intended to serve as an enteral feeding tube for patients needing nutritional support and for other uses in hospitalized patients. NGAT’s uniqueness compared to other feeding tubes lies in its sealing technique around the patient’s esophagus, which can significantly reduce the risks associated with nasoenteral feeding (feeding through a tube inserted through the nose into the stomach or small intestine), including esophageal reflux (the backflow of stomach acid up the esophagus) and aspiration (inhalation) of stomach contents and food particles that may enter the lungs and cause severe health complications, including pneumonia.

NGAT was developed and designed for use in various medical procedures, such as enteral feeding, gastric lavage, and gastric decompression, while reducing the risk of esophageal reflux or aspiration. It should be noted that NGAT, in its current version, is intended for insertion without a navigation system, but future iterations, if any, may be able to be used as a feeding tube connected to the ENvue System for navigation during the tube insertion process, subject to applicable FDA clearance(s). Additionally, ENvue has developed other NGAT-b components, for which, as of now, ENvue has not submitted applications for regulatory approval.

Product Components and Features

NGAT includes a feeding tube composed of a single central internal tube for delivering nutrients into the stomach and six internal suction tubes surrounding the central internal tube (the “internal suction tubes”). NGAT contains small openings along its length, which, after the tube is inserted into the patient’s body, are positioned along the esophagus and release low negative air pressure, creating a suction action that causes the esophageal walls to contract inward, forming a seal around the tube that prevents stomach fluids from refluxing into the esophagus and aspirating refluxed stomach fluids (the “aspiration mechanism”).

NGAT is designed with two sealed suction areas located at the end of the tube inserted into the patient’s body, where stomach fluids accumulate. The internal suction tubes are divided into two sets of three suction tubes each, with each set connected to a different suction area. The operator can regulate the suction between the two sealed suction areas using a branched valve located at the end of the tube that remains outside the patient’s body, allowing suction to be applied to one sealed suction area at a time.

NGAT can be connected to standard hospital suction equipment, and its use does not require special equipment. This connection enables the operation of the aspiration mechanism as well as performing gastric lavage procedures.

Marketing Strategy

ENvue may market NGAT in the U.S. for adult treatment only (aged 22 and above) (FDA clearance in the 510(k) pathway). NGAT also received the European Union CE Mark for marketing in EU countries, which is not valid as of February 25, 2019, and several patents related to this product have been registered.

ENvue is not manufacturing or marketing NGAT as part of its business strategy to focus its operations and marketing efforts in the coming years on the introduction and integration of the ENvue System into relevant markets. ENvue’s decision regarding the commercialization of NGAT will be reviewed regularly by management and will be determined, among other factors, by the financial resources available to ENvue, the pace of ENvue System adoption in the market, and the potential impact of various factors on ENvue’s operations (including the risk factors to which ENvue is exposed). Therefore, there is currently no certainty regarding the timing of NGAT’s commercialization by ENvue. It should be noted that NGAT can potentially be used with the ENvue System, subject to the necessary FDA clearance(s), and ENvue may consider integrating NGAT within the ENvue System’s use and submitting an updated 510(k) notification to FDA if it decides to commercially manufacture and market NGAT in the future.

IV.	New Products

ENvue Feeding Tube and System for Use in Children and Preterm Infants

This is a navigation system with dedicated feeding tubes of smaller diameters, designed for use in children and preterm infants. ENvue has completed the initial product development process and will begin preparations for conducting a clinical trial as part of the FDA approval process.

Imaging Navigation (ENvue Plus)

This development allows the integration of medical imaging (fluoroscopy, MRI, CT) into the ENvue System, enabling real-time navigation of the feeding tube based on the patient’s anatomical information. In January 2022, ENvue completed the product development process, and is planning to initiate a clinical trial to assess the ENvue System’s capability to perform internal tube navigation based on a chest X-ray image.

Peripherally Inserted Central Catheter (PICC)

This is a procedure for inserting a catheter into central blood vessels to ensure the catheter’s proper placement in the patient’s blood vessels using the electromagnetic navigation technology of the ENvue System. This development is expected to allow ENvue System users to perform PICC insertion with electromagnetic navigation on X-ray images, with real-time alerts from the ENvue System about incorrect catheter placement in the patient’s body. Inserting a catheter into central blood vessels is essential for administering medications, fluids, and nutrition and for taking continuous blood samples from hospitalized patients.

Research and Development

From its founding, ENvue has engaged in the research and development of the ENvue System it developed—a system based on electromagnetic navigation technology for inserting a feeding tube. In February 2019, ENvue received FDA clearance for the commercial marketing of the product in the U.S. for adults (aged 22 and above) only.

ENvue’s research and development activities have been focused mainly on product development and improvements and upgrades to various components that make up the ENvue System to develop and improve performance.

I.	Research and Development Investments

Below are details regarding ENvue’s products in various stages of research and development:

Product/ Development Name	Product Purpose	Latest Development Stage	Expected Milestones in the Next 24 Months	Upcoming Milestone	ENvue’s Estimate on Product Marketing Start Date
ENvue Feeding Tube and System (1)	Feeding tube for use in children and preemies	Advanced prototype	Final product before submission	Continued product improvement and development of a .6 Fr diameter tube	N/A
ENvue Plus (2) True Body Navigation	Adults - Navigation on imaging modalities	Advanced prototype	Final product before submission	FDA clearance (510(k))	N/A
Peripherally Inserted Central Catheter (3)	Central venous catheter insertion	Prototype	Advanced prototype		N/A

(1)	ENvue Feeding Tube and System - In October 2021, ENvue announced the completion of the pre-clinical development process for the system and feeding tube designed for use in children and preemies (in this section: the “Product Candidate”). Upon completing the Product Candidate’s preclinical development, ENvue began preparations to conduct a clinical trial as part of the process to obtain FDA approval or clearance. However, in July 2023, ENvue halted its preparations for the trial and paused development of the Product Candidate indefinitely. As of the date hereof, activities have not yet resumed.

(2)	ENvue Plus - On January 19, 2022, ENvue announced the completion of the preclinical development of a product candidate that is designed to enable real-time navigation of the feeding tube insertion process on the patient’s X-ray (in this section: the “Development”). The Development includes, among other things, software and unique algorithms designed to allow performing the navigation procedure of feeding tubes in patients using the ENvue System, based on an X-ray (chest X-ray) taken of the patient before the procedure. Subject to a number of contingencies, such as, for example, successful completion of one or more clinical studies and FDA clearance for the Development, ENvue planned to sell the dedicated technology underlying the Development to its existing and future customers as an additional product intended for use alongside the ENvue System. In December 2022, ENvue began making arrangements to sponsor a clinical trial to test the ability of the ENvue System to perform navigation of a feeding tube on a chest X-ray image overlaid on the ENvue screen, which were halted due to ENvue’s financial situation. ENvue intends to reinitiate these activities in 2025.

(3)	Peripherally Inserted Central Catheter (PICC) - In November 2021, ENvue announced the goal of expanding the cleared uses of the ENvue System to also include procedures for inserting a catheter into central blood vessels (PICC) to verify the correct positioning of the catheter in the patient’s blood vessels using the electromagnetic navigation technology on which the ENvue System is based. Additionally, the technology underlying ENvue’s ENvue System, which ENvue believes may also be suitable for the procedure of inserting feeding tubes into preemies and infants (as detailed above), may allow ENvue to develop and use components in very small sizes (Fr 4-6) for performing PICC procedures using the ENvue System. ENvue’s ultimate objective for this development was to enable ENvue System users to perform PICC insertion using electromagnetic navigation on an X-ray, while receiving real-time alerts from the ENvue System on incorrect catheter placement in the patient’s body, which would effectively allow hospitals using the ENvue System to perform two procedures with the system - feeding tube insertion and PICC insertion in patients. As mentioned above, ENvue’s research and development activities on this development have been halted in connection with the insolvency proceedings.

II.	Clinical Trials

As part of the FDA clearance process for the system under the 510(k) pathway, ENvue was required to conduct a clinical trial following the safety alert issued by the FDA regarding the use of the Cortrak*2 Enteral Access System, which is another device that, like the ENvue System, is intended to facilitate enteral feeding tube placement, but was recalled due to serious adverse events resulting from misplaced tubes in connection with the use of the system. During the clinical trial conducted by ENvue2, 58 feeding tube insertions were performed on 57 subjects using the system, during which no feeding tubes were ultimately placed into the patient’s lung, and no harm was caused to the patient’s lung during the procedure. In two cases, immediate correction of the tube insertion was performed following the system’s alert of entry into the airways. Additionally, ENvue believes the trial results indicated ease of use of the system and quick learning of how to operate it.

ENvue Customers

ENvue’s current and potential customers are hospitals in the U.S. As of 2023, there are approximately 5,222 hospitals in the U.S. that operate intensive care units, which constitute the majority of ENvue’s potential customers (Fast Facts on U.S. Hospitals, 2024. American Hospital Association. https://www.aha.org/statistics/fast-facts-us-hospitals). The primary users of ENvue’s products in these locations are medical staff, usually nurses and clinical dietitians. As of the date hereof, ENvue’s customers include both hospitals in the U.S. with which ENvue has signed direct sales agreements and hospitals within the hospital network with which ENvue has contracted under the agreement detailed below.

ENvue is in the stage of commercializing its products, and its sales activities in the U.S. were conducted directly with end customers. As part of ENvue’s strategy to introduce the ENvue System into the U.S. market and expand its marketing efforts, ENvue may, in the future, consider partnering with a distributor or strategic marketer, in addition to direct sales to customers in the U.S.

In March 2022, ENvue entered into an exclusive distribution agreement with an Israeli distribution company for the marketing and sale of its products to end customers in Israel.

The use of the ENvue System requires training. According to the regulatory clearance granted to the ENvue System by the FDA, users of the system are required to undergo training provided by ENvue using a training model developed by ENvue for system users. The training is usually provided in a concentrated manner to system users on behalf of the hospital, lasts approximately 5 days, and includes both theoretical and practical components regarding the system and its use.

In general, at large hospitals in the U.S., centralized procurement departments are responsible for the proposal submission process, contracting, and negotiations for the purchase of all capital equipment. These departments emphasize economical and efficient operations. Typically, a hospital procurement department consists of a procurement manager overseeing a team of senior and junior buyers. The process of purchasing medical systems usually begins with the establishment of a Value Analysis Committee in the hospital, typically composed of physicians, nurses, procurement agents, professional liability experts, supply chain management, and administrators. The committee coordinates discussions with suppliers, visits sites where the systems are operated, and consults with colleagues from other hospitals. The main factors considered by the procurement committee include (a) the hospital’s requirements based on a five-year forecast of patient needs (investment horizon may vary between hospitals); (b) life cycle cost – total ownership cost; (c) economic considerations of cost recovery (cost versus revenue); (d) performance, technical specifications, and physical data of the system; (e) workflow – capabilities, staff, and output; (f) service, spare parts, and maintenance; (g) medical staff recommendations (quality of care).

ENvue is not dependent on a single customer. The 4 customers comprise 18.6% of ENvue’s revenue.

2 The clinical trial lasted about a year, during which the Company was required to obtain the consent of the patients or their family members (depending on the patient’s medical condition) for participation in the trial.

Description of Key Terms of Engagement with End Customers

ENvue’s agreements with its customers for the supply of the single-use-only ENvizion Medical Enteral Feeding Tubes (EFTs) based on purchase orders placed by the customer according to their needs, under terms outlined below. It should be noted that ENvue’s EFT is specifically designed for use with the ENvue System. Per the FDA clearance for the ENvue System, which includes ENvue’s EFT, the system cannot be used without this tube.

Negotiations with ENvue’s customers are usually conducted by ENvue’s sales agents, following meetings with hospital procurement officials and a demonstration (Demo) of the system, as well as evaluation by the medical staff through a few procedures of feeding tube insertion in patients. Based on ENvue’s experience so far, the time from the demo to the receipt of a purchase order (PO) can take up to 6 months.

Under ENvue’s agreements with customers for the purchase of the ENvue System, ENvue commits to manufacture, assemble, and supply the system components to the customer according to schedules agreed upon by both parties for each engagement. Generally, the system is delivered to the customer within a few weeks, and the feeding tubes are supplied within approximately one week from the customer’s purchase order.

In general, the consideration paid by the customer for the purchase of the system and feeding tubes is determined through negotiation between the parties and according to ENvue’s discretion. Payment for the supply of the system and feeding tubes is typically made within 30 days of delivery, according to the specific engagement terms. It should be noted that in some cases, ENvue may provide the system to the customer in exchange for replacing a competitor’s product owned by the customer, without any financial consideration (except for the payment the customer will be required to make for the purchase of feeding tubes specifically for the system). The replaced competitor’s product is used by ENvue, among other things, for training sessions it conducts for its customers on using the ENvue System instead of the competitor’s product, as well as for ENvue’s research and development purposes.

As part of the agreement with the customer for the system supply, ENvue commits to provide the hospital staff with initial training on the system and its operation, as well as additional training on updates and developments in the product, if any, and commits to provide maintenance services for the system if necessary.

The agreement typically includes warranty periods for the system and the consumable feeding tubes, for periods defined in the agreement (generally two years for the system and 30 days for the feeding tubes), during which ENvue commits to provide repair or replacement services for defective components (defects) related to components manufactured by ENvue, within a timeframe agreed upon by the parties and according to other terms set forth in the agreement. During the warranty period, ENvue may provide the customer with any necessary software and/or hardware updates for the system, if any is needed for use of the system. In general, ENvue does not have a refund policy for its products in most agreements.

Under the agreement with the customer, it is generally agreed that under certain conditions, ENvue will be liable for damages caused to the customer due to the use of the system (whether during the warranty period or outside it), up to the amount paid by the customer for the products purchased from ENvue.

Additionally, the terms of engagement with the customer include standard cancellation clauses in appropriate circumstances (such as a material breach of the agreement, company insolvency, etc.).

As mentioned, customers who have purchased the ENvue System place ad-hoc orders with ENvue for the purchase of consumable feeding tubes, according to the engagement terms outlined above. Customers issue a purchase order to ENvue, and in response, ENvue ships the products, typically within a week. These orders are made according to the customer’s needs and generally on a monthly basis, with the consideration determined by the price of the feeding tube agreed upon by the parties within the agreement.

EnVue Sales and Marketing

Until the suspension of marketing activities, which resumed in July 2024, ENvue worked to build awareness of its products among hospitals and the U.S. medical community in several ways, the main ones being detailed below:

●	Conducting Demonstrations for Potential Customers: As part of ENvue’s marketing activities, ENvue’s sales agents periodically meet with hospital procurement officials, demonstrate (Demo) the system, and allow the medical staff to experience the system through several procedures of feeding tube insertion in patients.

●	Engagements with Group Purchasing Organizations (GPOs): A GPO is an entity that helps healthcare providers, such as hospitals, nursing homes, and home health agencies, achieve savings and efficiency by aggregating purchasing volume and leveraging that to negotiate discounts with manufacturers, distributors, and suppliers. ENvue believes that if it enters into agreements with such organizations, it will allow for broader market penetration in relatively short timeframes.

●	Website and Social Media: ENvue’s website provides information about ENvue and ways to contact it. Additionally, ENvue operates several social media accounts, which include details about ENvue and its products, regular updates related to ENvue’s field of activity, and the medical device market.

●	Press Releases and Public Relations: ENvue publishes press releases related to agreements it has signed, new system deployments, regulatory approvals received, and relevant milestones, such as significant capital and debt raisings. The announcements published so far have generated media interest and have been covered in commercial media, national media, and technology publications.

●	Participation in Events and Conferences: ENvue participates in selected events in the healthcare and technology industries to meet with influencers and decision-makers in the field.

ENvue believes it is not dependent on any of its marketing channels.

ENvue Market Opportunity and Trends

I.	Use of Enteral Nutrition Means

ENvue operates in the market for enteral feeding devices for hospitalized patients needing nutritional support. The importance and use of enteral nutrition means have been increasing over the last decade, partly due to their many advantages compared to traditional nutrition methods in the market, such as parenteral nutrition (intravenous nutrition). Currently, enteral nutrition methods are widely used in many countries worldwide. As of 2023, most enteral nutrition use was in North America (32.0%), Europe (29.0%), and Asia (24.0%) (“Enteral Feeding Formulas Markt Size, Share, and Trends 2025 to 2034”; available at: https://www.precedenceresearch.com/enteral-feeding-formulas-market).

The global enteral feeding devices market size was valued at $4.3 billion in 2023 (Enteral Feeding Devices Market Trends; Grand View Research; available at: https://www.grandviewresearch.com/industry-analysis/enteral-feeding-devices-industry “Grand View Research”) (of which about $2.84 billion was in the USA) (U.S. Enteral Nutrition Products Market Size, Share & Industry Analysis; Fortune Business Insights; available at: https://www.fortunebusinessinsights.com/u-s-enteral-nutrition-products-market-110143). It is estimated that the market will grow at an annual rate (CAGR) (hereinafter: the “Growth Rate”) of approximately 5.0% (about 4.4% in the USA) from 2024 to 2030, with the total market value expected to reach approximately $5.9 billion by 2030 (Grand View Research).

Several factors may drive the growth of the enteral nutrition market from 2024 to 2030, including rising healthcare costs, the increase in preterm births, aging populations, the growing prevalence of chronic diseases such as diabetes, cancer, gastrointestinal diseases, and neurological disorders, the increasing awareness of tube feeding, and improvements in healthcare systems in developing countries, among others.

However, various factors, such as health risks, an increase in the number of malfunctions during patient feeding, and complications related to tube feeding (such as faulty connections, tube disconnections, and infections), may limit the market’s growth. Additionally, incomplete or no insurance coverage for using these means in countries where it is required (mainly developing countries), as well as a lack of skilled medical personnel, are challenges to market growth.

Furthermore, the rapid spread of the COVID-19 virus worldwide, especially the increase in morbidity in the USA, heightened the need to improve patient nutrition, leading to increased demand for nasal enteral feeding means.

In 2023, hospitals were the primary users of enteral nutrition means (approximately 58.3% of global usage) (Grand View Research). The reasons for this include the technological advancements of existing tube feeding methods, alongside the shift from intravenous nutrition to tube feeding, which supports the growing use of these means in hospitals.

The adult age group segment dominated the market with a revenue share of 91.3% in 2023 (Grand View Research). Projections indicate that in the USA, this population is expected to remain the primary group using enteral nutrition means, with an expected growth rate of approximately 6.7% from 2020 to 2025 and a market value of approximately $3.9 billion by 2025.

II.	The Use of Enteral Feeding Tubes

Among all enteral feeding methods, the market value of feeding tubes is the most dominant (approximately 45% in 2020). The use of enteral feeding tubes includes, among other things, the insertion of an enteral feeding tube through the nose or mouth, as can be done using ENvue System. It should be noted that most feeding tubes inserted through the mouth are intended for children and preterm infants. The ENvue System is only cleared for use in adults, but ENvue believes that such clearance could potentially be expanded to include children and preterm infants if ENvue is able to initiate and complete appropriately designed clinical studies that meet the endpoints necessary to demonstrate that the system and its EFTs can be safely and effectively used in children and preterm infants and obtain the requisite FDA clearance for such use.

According to studies, approximately 43 million feeding tubes are inserted annually worldwide (Markets & Markets) through the nose, primarily in North America (approximately 35%), Europe (approximately 28%), and Asia (approximately 24%), with an expected annual growth rate of approximately 5.5%, 5.9%, and 9.1%, respectively, between 2020-2025.

Public Awareness

In recent years, there has been a growing trend in public awareness in Western countries, including the USA, regarding the importance of using aids to ensure the proper insertion of feeding tubes into patients. This is mainly due to the increased awareness of the risks associated with current insertion methods, such as patient lung injury, which can lead to lung collapse and even death. ENvue estimates that this trend may increase the demand for its product in these countries due to its importance in minimizing the risks associated with feeding tube insertion.

Awareness in the Medical Community

The medical community’s awareness of performing the feeding tube insertion procedure using ENvue’s product and the medical community’s adoption of the solution offered by ENvue, instead of other methods and products in the market for performing the procedure, is significant and crucial for ENvue’s success. Therefore, ENvue works with medical professionals in the USA to raise awareness among the medical community. Additionally, ENvue works to raise awareness in this market, including through appearances at medical conferences, exhibitions, participation, and conducting clinical studies for marketing purposes, as well as using various digital means.

Another development in the general environment in which ENvue operates is the increasing use of the internet by medical professionals to obtain information on new technologies and alternatives to existing methods for performing various medical procedures. Accordingly, ENvue works to deepen public awareness and awareness among the medical community of the use of ENvue’s product as an alternative to existing methods.

Medical studies published in recent years regarding the risks associated with the use of existing methods for feeding tube insertion (mainly the “blind” insertion method), as well as future studies on the subject, if published, may increase or decrease the demand for ENvue’s product in the field in which it operates.

In this context, it should be noted that the Patient Safety Movement organization6 published an article regarding the complications and risks associated with the insertion of feeding tubes into patients, including ways to cope, guidelines, and recommendations for implementation by hospital staff. The article emphasized the importance of proper feeding tube insertion in patients and identifying incorrect tube insertion to ensure patient safety and the quality of medical care provided in the hospital, while reducing risks and preventing preventable damage. The article outlines, among other things, guidelines, and actions to be taken by hospital medical staff to ensure proper placement of feeding tubes in the patient’s body, including the limitations and risks associated with existing methods and technologies.

[6]	The Patient Safety Movement Organization is an American organization consisting of medical professionals from around the world, with the goal of preventing deaths caused by errors during hospital treatments. See the link:

III.	Entry Barries to the Target Market

ENvue estimates that there are significant entry barriers to the target market in which it operates. The main barriers to entry in ENvue’s field of activity are as follows:

●	Scientifically and Clinically Proven Technological Development - Pre-clinical and clinical work, which are usually essential conditions for marketing a medical product, as well as the ability to ensure that a product that appears promising from a technological perspective proves successful in the medical community, involve uncertainty, and create an entry barrier for competitors.

●	Regulatory Constraints - The development, production, and sale of medical devices in the field typically require obtaining regulatory approvals and meeting various standards depending on the country where the relevant activity is conducted, including approvals required for conducting clinical trials in humans. A company that seeks to sell its products in a country where it does not have approval for sale will often be required to invest significant resources, both time and money, to obtain the approval and the preliminary processes. A company that is seeking to obtain similar regulatory approval or clearance to ENvue’s products or product candidates, will need to meet the same or similar requirements and conditions that ENvue was required to meet, which may include conducting a clinical trial, as ENvue was required to do to obtain FDA clearance under the 510(k) pathway for the commercial marketing of the ENvue System in the U.S.

●	Intellectual Property Protection - Products in the field are based on original technologies protected by patents or other intellectual property rights in various countries. Intellectual property protections may prevent similar products from being marketed in relevant countries for an extended period, potentially even decades.

●	Initial Capital and Knowledge - The development of products or processes in the field requires significant initial capital, appropriate knowledge, and expertise. A product development project like ENvue’s products takes several years and requires extensive clinical, biological, physiological, and chemical knowledge. A lack of funding or the required knowledge and expertise to conduct the research and development could lead to the failure of the product’s development.

●	Skilled Workforce - Developing, licensing, and producing products in the field requires professional and skilled personnel. A company entering the field must recruit suitable personnel, and it may struggle to do so due to a lack of sufficient skilled and professional workers.

●	Technological Risk - Entering the field involves the risk that after significant investment of money and time, the developing company may fail in developing the products, producing them, or obtaining the necessary approvals. Additionally, there is a risk that during or after the completion of the development and licensing processes, it may become apparent that a competitor of the developing company has developed a superior technology, giving them a competitive advantage.

●	Marketing, Distribution, and Sales Capabilities - Companies operating in ENvue’s field of activity are required to establish, finance, and maintain a sales and marketing infrastructure, whether through an internal team or by engaging with external distributors. Each of the above options requires special and individual resources and connections in the field of activity, which constitutes a barrier to entry for competitors. Additionally, there is a need for suitable marketing and distribution channels to handle institutional bodies such as hospitals, which can compete against large companies operating in the field of ENvue’s products.

●	Rate of Market Penetration - Penetrating the target market in the field of activity requires a long time, partly due to the entry barriers described above.

https://patientsafetymovement.org/clinical/enteral-tube-safety/enteral-tube-safety-nasogastric-tube-ngt-placement-and-verification And also: https://patientsafetyj.com/index.php/patientsaf/article/view/misplaced-nasogastric-tubes/219

Competition for ENvue System

ENvue industry is competitive and has been evolving rapidly with the introduction of new products and technologies as well as the market activities of industry participants. The ENvue System is indicated for use in adults 22 and over years of age to aid qualified operators in the placement of the ENvizion Medical Enteral Feeding Tube of 8 Fr, 10 Fr, and 12 Fr into the stomach or small intestine of adult patients requiring enteral feeding. ENvue competes against other companies that have developed similar devices in the market for enteral feeding devices for hospitalized patients needing nutritional support.

In order to address the potential risks and complications associated with the “blind” insertion method of feeding tubes and the drawbacks of standard methods for verifying the placement of the feeding tube, several products have been developed over the years using technological tools to enable real-time monitoring of the feeding tube’s placement within the patient’s body. Based on ENvue’s knowledge of the current landscape, there are two technological products on the market intended for use(s) similar to that of the ENvue System: “IRIS Kangaroo Feeding Tube” (“IRIS Kangaroo”) and “Cortrak 2 Enteral Access System” device (“Cortrak”). In addition, there are companies at various stages of developing feeding tubes with different insertion methods that do not rely on intrabody navigation, and as of the date of this filing, ENvue does not consider them part of its main competitors in the field of activity.

	ENvue System	IRIS Kangaroo Feeding Tube	Cortrak 2 Enteral Access System
	ENvue	Cardinal Health	Avanos Medical[3]
Product Features and Usage	A navigation system based on electromagnetic technology used to assist in the efficient, safe, and quick insertion of a dedicated feeding tube into patients, with real-time tracking of the tube’s insertion path and immediate alerts for incorrect insertion paths.	A feeding tube with an optical fiber and a 3mm camera at the end, designed to assist the medical team in navigating the insertion path of the feeding tube into the patient’s stomach and then to the small intestine. The product has been in use since 2014.	A feeding tube with an electromagnetic component installed at the end, which emits electromagnetic waves to a device placed on the patient, located in the Xiphoid Process area. This device receives the waves and displays the tube’s position on a monitor. The product has been in use for 15 years.
Market Share, to the best of ENvue’s knowledge	Unknown	Unknown	Unknown

IRIS Kangaroo is a product that uses a camera attached to the feeding tube. To the best of ENvue’s knowledge, inserting a feeding tube using this method has several limitations related to the image quality inside the patient’s body, which makes it difficult to identify the tube’s location, and the need for it to be operated by a specialist doctor in the field of gastroenterology.

The second product, Cortrak, is based on electromagnetic technology. This device displays the feeding tube insertion path in real-time and allows the operator to navigate the tube into the digestive system. Preliminary studies have shown that inserting a feeding tube in this way may reduce the need for X-rays (Hemington-Gorse, S. J., et al. “The use of the Cortrak Enteral Access System™ for post-pyloric (PP) feeding tube placement in a Burns Intensive Care Unit.” Burns 37.2 (2011): 277-280; Koopmann 2011). To the best of ENvue’s knowledge, the ENvue System is technologically distinct from the Cortrak device in several respects, including: (1) performing a registration to the patient’s body that allows for the display of the patient-specific chest contour according to individual dimensions on the system screen; (2) providing a graphical and textual alert for feeding tube entry into the patient’s airway; (3) using the patient’s anatomical landmarks for the navigation process; (4) additional sensors that enable accurate insertion of the feeding tube even if the patient moves (without the need to place a device on the patient’s body); (5) a sensor embedded within the feeding tube; (6) three simultaneous vies; and (7) responsive real time display of the tube tip pathway (40 image per second refresh rate) and more.

3 To the best of ENvue’s knowledge, Avanos Medical acquired the product in 2016.

Further, in recent years, reports have been received of incorrect insertion of feeding tubes using Cortrak device, and in January 2018, the FDA issued a Safety Alert4 following reports of cases where feeding tubes inserted using the Cortrak device were inserted into the lungs, despite the device indicating placement in the stomach. Among these, dozens of cases of pneumothorax and deaths were reported, which may be associated with the use of the device.5 As part of the aforementioned Safety Alert, the FDA published recommendations regarding the use of the Cortrak device, including that the feeding tube placement shown by the device should not be relied upon exclusively. This Safety Alert highlights the need for improved technology to ensure the safety and effectiveness of the feeding tube insertion procedure.

It should be noted that the safety alert published by the FDA does not prohibit the sale and use of the Cortrak device. However, according to the FDA’s recommendations, the device’s marketers were required, among other things, to adapt the user training model for the device, which is under active FDA supervision, and this may affect the demand for the device and its adoption by hospitals.

Additionally, on April 7, 2022, the FDA announced that Avanos Medical issued a recall for the Cortrak device. According to the FDA’s announcement, the recall was due to Avanos Medical reporting dozens of injury cases and 23 deaths resulting from misplaced feeding tubes in patients when the Cortrak device was used to help with placement. The FDA classified the recall as Class I, the most serious type in this context, and noted that incorrect placement of nasogastric or nasoenteric tubes could lead to serious injury or death. ENvue believes that the recall may have a positive impact on ENvue’s operations since its products serve as a direct substitute for the Cortrak device.

The prices of feeding tubes inserted by the “blind” method are lower than ENvue’s feeding tubes. However, as mentioned above, their use involves additional medical risks and complications for the patient, which may impose significant costs on the hospital. Additionally, in general, the prices of the Cortrak device and the feeding tubes used with the Cortrak device are in the same range as ENvue’s ENvue System and its feeding tubes. The prices of the IRIS Kangaroo Feeding Tube are higher than ENvue’s feeding tubes.

ENvue’s Main Strategies for Dealing with Competition

EnVue has historically dealt with competition in its market by differentiating and developing the technology of its products, developing a training model for customers, investing in the deployment of a service sales network, and an effective marketing strategy. Additionally, EnVue worked to protect its intellectual property by registering its intellectual property rights in countries where it identifies potential activities, in order to maintain the competitive advantage of its products in the field of activity.

EnVue estimates that the ENvue System it developed provides it with a competitive advantage over other products available in the market, as well as the quality of the products and services it provides, and its intellectual property protected by patents. The factors strengthening ENvue’s competitive position are described in further detail below:

(1)	Technological Capability and Unique Operating Method of ENvue’s Product: The ENvue System has an advantage over competing products by providing a stable real-time image of the patient’s body, regardless of patient and/or device movements. It also does not require special expertise and can be operated by a trained care provider. These advantages pose a challenge for competitors who struggle to achieve the same level of reliability and stability in products and services in the field of activity, including the unique and effective electromagnetic navigation method, which is partly patented.

4 U.S. Food and Drugs Administration: https://www.fda.gov/medical-devices/letters-health-care-providers/feeding-tube-placement-systems-letter-health-care-providers

5 It should be noted that, to the best of ENvue’s knowledge, based on public sources, from 2017 to December 2020, there were reports of 122 cases of feeding tubes being inserted into the lungs using the Cortrak device, of which 12 cases resulted in death, which may be associated with its use (see: https://www.accessdata.fda.gov/scripts/cdrh/cfdocs/cfMAUDE/search.CFM).

(2)	Significant Technological Improvement Compared to Existing Methods: To the best of ENvue’s knowledge, its product offers a technological improvement compared to other widely used methods in the field of activity, which is reflected in reducing the risks associated with inserting a feeding tube using alternative methods and devices. The product was tested, among other things, in a clinical trial conducted by ENvue and is regularly used by ENvue’s customers.

(3)	Skilled and Experienced Workforce: Prior to the opening of insolvency proceedings, ENvue employed workers and managers with technological, managerial, commercial, and operational expertise, supporting the creation of technological solutions in the field of enteral feeding, sales processes, and commercialization of ENvue’s products, managing production, and planning a supply chain that allows for rapid and reliable growth.

(4)	Intellectual Property: Some of ENvue’s developments and their operation are patented in a wide range of countries, including Israel, the U.S., Europe, China, and Japan. ENvue also owns registered trademarks in the U.S., Europe, and China.

Intellectual Property

Intellectual Property Related to Nano OpCo’s Business

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

I.	Patents

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

Our patent portfolio includes at least the following issued patents, as well as a number of corresponding foreign patents in relevant jurisdictions:

(1) U.S. Patent No. 7,829,029 to “Acoustic Add-On Device for Biofilm Prevention in Urinary Catheter” (expiring on August 28, 2029). Foreign counterparts include: European Patent No. 1998834 B1, and Chinese Patent No. CN 101616707 B.

(2) U.S. Patent No. 9,028,748 to “System and Method for Surface Acoustic Wave Treatment of Medical Devices” (expiring on July 11, 2030); and

(3) U.S. Patent No. 9,585,977 directed to “System and Method for Surface Acoustic Waves Treatment of Skin” (expiring on August 20, 2033). Foreign counterparts include: European Patent No. EP 1991129 B1, Chinese Patent No. CN 101431940 B, and Israeli Patent No. 193600.

These patents are directed to our proprietary surface acoustic wave (SAW) technology, including our commercialized PAINSHIELD, PAINSHIELD PLUS, WOUNDSHIELD and UROSHIELD devices. Specifically, the patents provide for methods of generating SAW on surfaces of indwelling medical devices and to topical and urological applications therefor, for alleviating pain and for wound healing, and for preventing formation of bacterial biofilms on catheters.

In addition to the above patents, our pending patent applications are representative of our ongoing efforts to broaden our portfolio as we continue to develop new applications for our ultrasound technology. Pending patent applications related to UROSHIELD devices are directed to Multiple Frequency Surface Acoustic Waves for Internal Medical Device and System, Device, and Method for Mitigating Bacterial Biofilms Associated with Indwelling Medical Devices, PCT application (PCT/US2024/018759). This patent application covers the next generation of UROSHIELD devices operating at multiple frequencies and devices which are compatible in portable and wireless systems.

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

II.	Trademarks

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

III.	Other Rights

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

Intellectual Property Related to ENvue Business

In connection with the insolvency proceedings, the court has approved the proposal by Alpha Capital Anstalt (a creditor of ENvue) to purchase all ENvue’s activities and the proposal by Xperto to acquire the public shell, subject to the fulfillment of conditions precedent. Accordingly, subject to the approval of the creditors’ settlement by the court, all ENvue’s intangible assets are expected to be transferred to the ownership of Alpha Capital Anstalt. It should be noted that as part of the loan agreement between the ENvue and Alpha Capital Anstalt from September 2023, ENvue pledged all its intellectual property assets to secure its obligations towards Alpha Capital Anstalt under the loan agreement.

Below is a brief overview of the status of ENvue’s main intellectual property assets as of February 6, 2025:

I.	Patents

ENvue regularly protects its intellectual property rights by filing patent applications in its main target market - the USA - as well as in the main potential target markets for its future activities. Generally, the lifespan of these patents, is 20 years from the earliest non-provisional patent filing date. These anticipated expiration dates are without taking into account any and all possible patent term adjustments, extensions, or abandonments, and assuming payment of all appropriate maintenance, renewal, annuity, and other governmental fees. ENvue continues to evaluate its intellectual property portfolio as patents reach end of life to determine the optimal course for continuing to protect its technology. ENvue owns all its patents. In 2022 and 2023, ENvue invested approximately $252,000 and $141,000, respectively, in patent-related matters.

Below are details about the significant registered patents and significant patent applications owned by ENvue:

1.	Nasogastric Tube - A tube for insertion through the patient’s nose, intended for connection to a source of substances or pressure.

Country	Status
Israel	Granted
Germany	Granted
United States	Granted (5 patents)
China	Granted (2 patents)

2.	Nasogastric Tube - A tube for insertion through the patient’s nose, intended for connection to a source of substances or pressure. The tube contains at least one main internal tube and one suction tube, which has at least one outlet used for suction with the purpose of preventing damage to the patient’s internal tissues.

Country	Status
Israel	Granted
United States	Granted

3.	Nasogastric Tube - A system that includes a tube for insertion through the patient’s nose, containing a feeding mechanism, a suction mechanism, and a gastric decompression mechanism.

Country	Status
Europe (Validated in AT, CH/LI, DE, ES, FR, GB, and IT)	Granted

4.	Enteral Feeding Pump - A system of devices, including a pump for drawing fluids into the tube; a switching mechanism connected to at least four internal tubes installed in the feeding tube; and a controller designed to operate the mentioned pump and switching mechanism.

Country	Status
Israel	Granted
United States	Granted

5.	Insertion Device Positioning Guidance System and Method - A system and method for guiding the insertion and positioning of a device within a patient’s body. It includes an electromagnetic field generator that covers the treatment area, multiple sensors designed to provide indications of the tube’s position within the patient’s digestive system and the patient’s posture. Additionally, the system features a processor that collects and processes all data to create a three-dimensional anatomical map of the patient’s upper body, all of which functions independently of patient movement and various deviations.

Country	Status
China	Allowed
Japan	Granted
United States	Granted (4 patents and 1 allowed application)

6.	Feeding Tube with Electromagnetic Sensor - Feeding tubes that include an electromagnetic sensor and a wire that runs along the length of the tube.

Country	Status
Japan	Granted
United States	Granted (3 patents)

7.	Insertion Device Positioning Guidance System and Method - A system and method for guiding the insertion and positioning of a device within a patient’s body, including an electromagnetic field generator that covers the treatment area, multiple sensors designed to provide indications of the tube’s position within the patient’s digestive system, the patient’s posture, and other relevant factors. The system also includes a processor that collects and processes all the data to align a predefined anatomical map of a patient’s torso based on positions corresponding to locations on a patient’s upper body, all of which operates independently of patient movement and other deviations.

Country	Status
Europe (Validated in AT, CH/LI, DE, ES, FR, GB, and IT)	Granted
China	1 Granted, 1 pending
Japan	Granted
United States	Granted (2 patents)

8.	Insertion Device Positioning Guidance System and Method - A system and method for guiding the insertion and positioning of a device within a patient’s body, which includes an electromagnetic field generator that covers the treatment area, multiple sensors designed to provide indications of the tube’s position within the patient’s digestive system, the patient’s posture, and other relevant factors. The system also includes a processor responsible for collecting and processing all the data to create a three-dimensional anatomical map of the patient’s upper torso and to facilitate visualization on the anatomical map of a position, orientation and/or path of a tip sensor, all of which functions independently of patient movement and other deviations.

Country	Status
China	2 Pending Applications
Japan	Granted
United States	Granted (3 patents)

9.	Insertion Device Positioning Guidance System and Method - A device, system, and method for guiding the insertion and positioning of an insertion tube within the patient’s body based on sensing of changes in an electromagnetic field.

Country	Status
Israel	Pending
Japan	Pending

10.	Guidance System with Claviculae Position Sensors - A device, system, and method for guiding the insertion and positioning of tube positioning within the patient’s body based on sensing of changes in an electromagnetic field using sensors positioned on a patient’s upper torso, where the calculation considers signals received from reference sensors located in the clavicle area of the patient.

Country	Status
Israel	Pending
Japan	Pending

II.	Trademarks

As of February 6, 2024, ENvue owns the following trademarks: Envizion Medical, ENsump, ENvue, ENgat, Envizion (wordmark and logo), and ENvue’s logo in key countries, including the U.S., Europe, and China.

On January 25, 2023, a request was submitted by Hologic, Inc.10 to narrow the list of goods described under the ENVIZION MEDICAL trademark in the U.S. ENvue filed a partial voluntary surrender of its U.S. registration as to the following goods: Nasogastric aspiration tube; Medical devices, namely, nasogastric tubes with integrated camera; Medical intubation equipment; nasogastric cameras for medical purposes; Medical integrated camera for Nasogastric Aspiration Tubes; and Camera for placing a nasogastric tube in a patient’s esophagus, which was accepted by the U.S. Patent and Trademark Office.

III.	Trade Secrets

ENvue also relies on trade secrets relating to its products and technology, including its data processing algorithms, and maintains the confidentiality of such proprietary information to protect aspects of its business that are not amenable to, or that ENvue does not consider appropriate for, patent protection. ENvue seeks to protect its trade secrets and know-how by entering into confidentiality and invention assignment agreements with employees, contractors, consultants, suppliers, customers, and other third parties, who have access to such information. These agreements generally provide that all confidential information concerning ENvue’s business or financial affairs developed or made known to the individual during the course of the individual’s relationship with ENvue are to be kept confidential and not disclosed to third parties except in specific circumstances. If any such person misappropriated ENvue’s trade secrets or other know-how or confidential information, there is no guarantee that ENvue would be able to prevail in obtaining damages or injunctive relief in a dispute regarding such misappropriation.

Despite these protections, ENvue also notes that its employees may have been previously employed at other companies in the industry, including its competitors or potential competitors. Although ENvue is not aware of any claims currently pending against it, ENvue may be subject to claims that these employees or ENvue has inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of its employees. Litigation may be necessary to defend against these claims. Even if ENvue is successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If ENvue fails in defending such claims, in addition to paying money claims, ENvue may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent ENvue’s ability to commercialize product(s), which would materially adversely affect its commercial development efforts.

IV.	Designs

As of approximately February 6, 2025, ENvue holds design patents for Sump Tube in the U.S. and Tube Assembly for Feeding and Suction in the U.S., Europe, and China.

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

[10]	It should be noted that the application was submitted in response to the opposition filed by the subsidiary (Envizion Medical Inc.) in 2022 against the trademark registration application by Hologic, Inc. in the U.S. and Europe.

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

FDA Approval or Clearance of Medical Devices

In the U.S., numerous laws and regulations govern the processes by which medical devices are developed, manufactured, brought to market and marketed. These include the Federal Food, Drug, and Cosmetic Act (“FD&C Act”) and its implementing regulations issued by FDA, among others. Unless an exemption applies, each medical device commercially distributed in the United States requires FDA clearance of a 510(k) premarket notification (“510(k) clearance”), granting of a de novo request, or approval of an application for premarket approval (“PMA”). In general, under the FD&C Act, medical devices are classified in one of three classes on the basis of the controls necessary to reasonably assure their safety and effectiveness. A medical device’s classification determines the level of FDA review and approval to which the device is subject before it can be marketed to consumers:

●	Class I devices, the lowest-risk FDA device classification, include devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to FDA’s medical device general controls, including labeling, establishment registration, device product listing, adverse event reporting, and, for some products, adherence to good manufacturing practices through FDA’s Quality System Regulations.

●	Class II devices, moderate-risk devices, also require compliance with general controls and in some cases, special controls as deemed necessary by FDA to ensure the safety and effectiveness of the device. These special controls may include performance standards, particular labeling requirements, or post-market surveillance obligations. While most Class I devices are exempt from the 510(k) premarket notification requirement, typically a Class II device also requires pre-market review and 510(k) clearance as well as adherence to the Quality System Regulations/good manufacturing practices for devices.

●	Class III devices, high-risk devices that are often implantable or life-sustaining or novel devices, also require compliance with the medical device general controls and Quality System Regulations, and generally must be approved by FDA before entering the market through a PMA application. Approved PMAs can include post-approval conditions and post-market surveillance requirements, analogous to some of the special controls that may be imposed on Class II devices.

WoundShield, PainShield and ENvue System are classified as Class II medical devices and require U.S. Food and Drug Administration authorization prior to marketing, by means of 510(k) clearance. Due to its nature and the lack of existing predicate devices on the market, UroShield is automatically classified as a Class III device for which a PMA is required, unless our request for De Novo reclassification is successful, in which case, it will be classified as a Class II device and subject to the same post market framework as 510(k)-cleared devices.

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

The failure to comply with applicable device regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

● warning letters, fines, injunctions, or civil penalties;

● recalls, detentions or seizures of products;

● operating restrictions;

● delays in the introduction of products into the market;

● total or partial suspension of production;

● delay or refusal of the FDA or other regulators to grant 510(k) clearance or PMA approvals of new products;

● withdrawals of marketing authorization; or

● in the most serious cases, criminal prosecution.

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

There is currently no premarket government review of medical devices in the European Economic Area (“EEA”). However, all medical devices placed on the market in the EEA must meet the relevant essential requirements laid down in Annex I of Directive 93/42/EEC concerning medical devices, or the Medical Devices Directive. The most fundamental essential requirement is that a medical device must be designed and manufactured in such a way that it will not compromise the clinical condition or safety of patients, or the safety and health of users and others. In addition, the device must achieve the performances intended by the manufacturer and be designed, manufactured, and packaged in a suitable manner. The European Commission has adopted various standards applicable to medical devices. These include standards governing common requirements, such as sterilization and safety of medical electrical equipment, and product standards for certain types of medical devices. There are also harmonized standards relating to design and manufacture. While not mandatory, compliance with these standards is viewed as the easiest way to satisfy the essential requirements as a practical matter. Compliance with a standard developed to implement an essential requirement also creates a rebuttable presumption that the device satisfies that essential requirement.

In the European Union, the European Medicines Agency and the European Union Commission determined that PainShield, UroShield, and WoundShield are to be regulated as medical device products. These products are classified as Class II devices. These devices are CE Marked and as such can be marketed and distributed within the European Economic Area. We are required to be recertified each year for CE by Intertek, which conducts an annual audit. The ENvue System received a European CE mark, indicating that ENvue affirms its product’s conformity with European health, safety and environmental protection standards, in 2021.The audit procedure, which includes on-site visits at our facility, requires us to provide Intertek with information and documentation concerning our management system and all applicable documents, policies, procedures, manuals, and other information.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The new regulations, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;
●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
●	set up a central database to provide patients, healthcare professionals, and the public with comprehensive information on products available in the E.U.; and
●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

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

Health Information Privacy and Security Laws

There are numerous U.S. federal and state laws and regulations related to the privacy and security of Personally Identifiable Information (“PII”), including health information. Among others, the federal Health Insurance Portability and Accountability Act of 1996, as amended by HITECH, and their implementing regulations, which we collectively refer to as HIPAA, establish privacy and security standards that limit the use and disclosure of Protected Health Information (“PHI”) and require covered entities and business associates to implement administrative, physical, and technical safeguards to ensure the confidentiality, integrity, and availability of individually identifiable health information in electronic form, among other requirements.

Violations of HIPAA may result in civil and criminal penalties. Our hospital customers are typically covered entities under HIPAA, and we are therefore limited in the health information we may collect, receive, use, and disclose. To the extent we provide services that require the use of PHI, we may be business associates of such covered entities and directly subject to HIPAA.

State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states, and HIPAA standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance.

Many states also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to. California passed the California Consumer Privacy Act or CCPA on June 28, 2018, which went into effect January 1, 2020. On November 3, 2020, the California Privacy Rights Act of 2020 (“CPRA”), which amends the CCPA and adds new privacy protections that became effective on January 1, 2023, was enacted through a ballot initiative. Records and information we maintain on our patients may be subject to the CCPA if it is not covered by HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws subject to frequent change.

In addition to HIPAA and state health information privacy laws, we may be subject to or restricted by other state and federal privacy laws, including laws that prohibit unfair privacy and security practices and deceptive statements about privacy and security, laws that place specific requirements on certain types of activities, such as data security and texting, and laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach.

Foreign data protection, privacy, and other laws and regulations are often more restrictive than those in the U.S. The E.U., for example, traditionally has imposed stricter obligations under its laws and regulations relating to privacy, data protection and consumer protection than the U.S. In May 2018, the GDPR, governing data practices and privacy in the E.U., became effective and replaced the data protection laws of the individual member states. GDPR requires companies to meet stringent requirements regarding the handling of personal data of individuals in the E.U. These more stringent requirements include expanded disclosures to inform members about how we may use their personal data, increased controls on profiling members, and increased rights for members to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements. The law also includes significant penalties for non-compliance, which may result in monetary penalties of up to 20 million Euros or 4% of a company’s worldwide turnover, whichever is higher. GDPR and other similar regulations require companies to give specific types of notice and informed consent is required for the placement of a cookie or similar technologies on a user’s device for online tracking for behavioral advertising and other purposes and for direct electronic marketing, and the GDPR also imposes additional conditions in order to satisfy such consent, such as a prohibition on pre-checked consents. It remains unclear how the U.K. data protection laws or regulations will develop in the medium to longer term and how data transfer to the U.K. from the E.U. will be regulated. Outside of the E.U., there are many other countries with data protection laws, and new countries are adopting data protection legislation with increasing frequency.

Many of these laws may require consent from individuals for the use of data for various purposes, including marketing, which may reduce our ability to market our products.

There is no harmonized approach to these laws and regulations globally. Consequently, we increase our risk of non-compliance with applicable foreign data protection laws and regulations when we expand internationally. We may need to change and limit the way we use personal information in operating our business and may have difficulty maintaining a single operating model that is compliant. Compliance with such laws and regulations will result in additional costs and may necessitate changes to our business practices and divergent operating models, limit the effectiveness of our marketing activities, adversely affect our business, results of operations, and financial condition, and subject us to additional liabilities.

Manufacturing and Suppliers

Nano OpCo’s Products

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

ENvue Products

ENvue does not manufacture the products it sells. ENvue has contracted with suppliers for the supply of raw materials and various components that make up the system, as well as for the assembly of the system and the specialized feeding tubes.

We estimate that there may be a limitation on the potential annual production capacity at the supplier that assembles the ENvue System. It should be noted that the production volume during 2023 was significantly lower than this limitation, and the ENvue’s management previously estimated that it can contract with an additional manufacturer if necessary. It should also be noted that several companies with a global presence provide similar services to those of the current manufacturer, and ENvue previously estimated that, if necessary, it could replace or expand the existing assembly capabilities within 6-9 months without significant cost changes. Since the beginning of 2024, ENvue has only been purchasing spare parts and consumable feeding tubes for the systems held by its existing customers.

Additionally, there are only a few manufacturers worldwide that produce feeding tubes (made of polyurethane) used by ENvue to produce the specialized feeding tubes for the ENvue System. Accordingly, terminating the contract with the feeding tube supplier could affect the production capacity for our ENvue System for the time required to reorganize until we contract with an alternative supplier. However, we do not anticipate difficulty in replacing this supplier with another.

Customers

We currently sell our products both directly through our website and indirectly via distribution agreements, with approximately 98% of our sales coming through distributors and customers who are referred to us through sales agents, and the remaining 2% from consumers who contact us through our website. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, Australia, New Zealand, and Malta. For the year ended December 31, 2024, our largest customer was Ultra Pain Products Inc, to whom our sales of products to them comprised approximately 31% of our total revenues.

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

Our People and Human Capital Resources

Employees

Following the completion of the Merger, NanoVibronix has 15 full-time employees and ENvue has 16 full-time employees. We also regularly work with several independent consultants and other contract organizations to support our business and we regularly evaluate additional talent to help support our product manufacturing, development, financial, and other capabilities.

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

Safety and Wellness

At NanoVibronix, we believe that health matters to everyone, and the safety health, and wellness of our employees is one of our top priorities. We are committed to developing and fostering a work environment that is safe, professional, and promotes teamwork, diversity, and trust in order to afford all of our employees the opportunity to contribute to the best of their abilities.

Seasonality

The Company’s field of activity is not characterized by seasonality. It should be noted that hospitals, which are the current and potential customers of the ENvue System, tend to concentrate their purchases of medical equipment in the last quarter of the year (end of the fiscal year).

Legal Proceedings

From time to time, we may become party to legal proceedings in the ordinary course of business. Such legal proceedings may negatively impact our business and financial position, result in brand or reputational harm, and divert the attention of our management from core operations of our business.

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed.  In February 2025, the Second Department informed counsel for the Company that the Second Department was beginning to process the appeal for calendaring.”

As of December 31, 2024, and 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.1 million and $2.0 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

Initiation of Insolvency Proceedings Against Predecessor ENvue

On January 31, 2024, Predecessor ENvue submitted a request to the Tel Aviv-Yafo District Court (the “Court”) for the issuance of an order to open insolvency proceedings under the Insolvency and Economic Rehabilitation Law, 5778-2018 (the “Insolvency Law”). On March 27, 2024, the Court issued an order to open proceedings for Predecessor ENvue and its temporary operation in accordance with the provisions of Section 24 of the Insolvency Law. On May 15, 2024, the Court decided to approve the proposal of Alpha Capital Anstalt (a creditor of Predecessor ENvue) as the winning bid for the acquisition of Predecessor ENvue’s activities and assets and to approve the proposal of Experto

IFS Financial Solutions Ltd. as the winning bid for the acquisition of Predecessor ENvue’s public shell, as well as to convene creditors’ meetings to approve an economic rehabilitation plan for Predecessor ENvue.

From March 27, 2024, the powers of the Board of Directors and officers of Predecessor ENvue were suspended by the Court, and their temporary operation was transferred to Attorney Guy Gissin as Trustee. From March 28, 2024, Predecessor ENvue’s shares have been suspended from trading on the Tel Aviv Stock Exchange Ltd.

On May 16, 2024, the Court decided to approve the proposal of Alpha Capital Anstalt as the winning bid for the acquisition of Predecessor ENvue’s activities and assets and on May 15, 2024 the court decided to approve the proposal of Experto IFS Financial Solutions Ltd. as the winning bid for the acquisition of Predecessor ENvue’s public shell, as well as to convene creditors’ meetings to approve an economic rehabilitation plan for Predecessor ENvue.

On May 27, 2024, Predecessor ENvue published a proposal for an economic rehabilitation plan, and on May 30, 2024, the aforementioned creditors’ meeting was held, where the economic rehabilitation plan was approved after removing provisions related to the assignment of creditors’ claims rights to the Trustee.

On July 23, 2024, the court approved the agreement with Envizion Holdings Corp, a Delaware company (the “Purchaser”), a subsidiary of Alpha Capital Anstalt, for the sale of Predecessor ENvue’s assets and operations

During 2023, Predecessor ENvue was involved in the development of components and products to improve and upgrade the system as part of its research and development activities, in order to optimize its use, expand its advantages and capabilities, and increase the potential target market. As part of efficiency processes and cost-cutting measures in Predecessor ENvue, as of July 2023, Predecessor ENvue ceased its research and development activities. The activities were resumed following the purchase of by Envizion Holdings Corp.

In light of the insolvency proceedings concerning Predecessor ENvue, from the beginning of 2024 until the purchase by Envizion Holdings Corp., Predecessor ENvue has temporary paused its marketing activities and entering into agreements with new customers, and instead focused on maintaining its existing operations by providing support for the systems held by its existing customers, updating system versions as necessary, and supplying spare parts and consumable feeding tubes for these systems. Predecessor ENvue has since resumed all activities.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.nanovibronix.com, as soon as reasonably practicable after we have electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our securities, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2024, and our other periodic filings with the SEC. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our securities.

Risks Related to the Combined Company Following the Merger with Predecessor ENvue

●	The intended benefits of the Merger may not be realized
●	NanoVibronix may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of NanoVibronix management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.
●	NanoVibronix stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

Risks Related to NanoVibronix’s Business

●	We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability
●	If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.
●	If we fail to obtain an adequate level of reimbursement for our approved products by third party payers, there may be no commercially viable markets for our approved products or the markets may be much smaller than expected.
●	We face the risk of product liability claims and may not be able to obtain insurance.
●	Our product candidates may not be developed or commercialized successfully.
●	Our need to increase the size of our organization in order to successfully manage our growth.
●	Our failure to protect our intellectual property rights could diminish the value of our solutions, weaken our competitive position and reduce our revenue.
●	The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.
●	Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

Risks Related to the Regulation of NanoVibronix’s Products

●	We are subject to extensive governmental regulation, including the requirement of U.S. Food and Drug Administration approval or clearance before our product candidates may be marketed and after approval or clearance and during the marketing of our products.
●	UroShield has not been cleared or approved by the FDA, nor has it undergone the same type of review as an FDA-approved or cleared device.
●	Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
●	We are uncertain regarding the success of our clinical trials for our products in development.
●	Healthcare reform measures could adversely affect our business and financial results.

Risks Related to NanoVibronix’s Operations in Israel

●	We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and its region.
●	Because a certain portion of our expenses is incurred in currencies other than the U.S. dollar, our results of operations may be harmed by currency fluctuations and inflation.

Risks Related to NanoVibronix’s Organization and NanoVibronix’s Securities

●	The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.
●	We have a significant number of warrants and options, and future sales of our common stock upon exercise of these options or warrants, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.
●	Although our shares of common stock are listed on Nasdaq, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.
●	If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	If we fail to maintain effective internal control over financial reporting, our business, financial condition or results of operations may be adversely affected.

Risks Related to ENvue’s Financial Condition, Business and Operations

●	The financial statement footnotes of the Company include disclosure regarding the substantial doubt about the ability of the Company to continue as a going concern.
●	We conduct certain of our operations in Israel. Conditions in Israel, including the October 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.
●	The impact of planned changes in the Israeli Judicial System on capital raising in the high-tech sector is difficult to predict.

Risks Related to the ENvue System

●	If we are not successful in enhancing awareness of our ENvue System, driving adoption across our current target population and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.
●	Our commercial success and revenues will depend on the future adoption of the ENvue System into patient work streams in facilities and other healthcare settings. If we are unable to successfully drive interest in our ENvue System, our business, financial condition and results of operations would be harmed.
●	We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.
●	Use of our ENvue System requires appropriate training and inadequate training may lead to negative clinician experiences, which could harm our business, financial condition, and results of operations.
●	Future sales of our ENvue System may depend on providers’ and patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers.

Risks Related to ENvue Legal, Regulatory and Compliance Matters

●	Complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties.
●	We may not receive the necessary authorizations to market future versions, if any, of our ENvue System or any future new product candidates, and any failure to timely do so may adversely affect our ability to grow our business.
●	Certain modifications to our products may require new 510(k) clearance or other marketing authorizations.

Risks Related to ENvue’s Intellectual Property

●	Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
●	If we infringe or violate the patents or proprietary rights of other parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited.

Risks Related to NanoVibronix’s Business

Risks Related to the Combined Company Following the Merger with Predecessor ENvue

The intended benefits of the Merger may not be realized.

The Merger poses risks for NanoVibronix’s ongoing operations, including, among others:

●	that senior management’s attention may be diverted from the management of NanoVibronix’s current operations and development of its products;

●	costs and expenses associated with any undisclosed or potential liabilities; and

●	unforeseen difficulties may arise in integrating ENvue’s business in the combined company.

As a result of the foregoing, NanoVibronix may be unable to realize the full strategic and financial benefits currently anticipated from the Merger, and NanoVibronix cannot assure you that the Merger will be accretive to NanoVibronix in the near term or at all. Furthermore, if NanoVibronix fails to realize the intended benefits of the Merger, the market price of NanoVibronix’s common stock could decline to the extent that the market price reflects those benefits. NanoVibronix’s stockholders will have experienced substantial dilution of their ownership interests in NanoVibronix without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent NanoVibronix is able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

NanoVibronix may become involved in securities litigation or stockholder derivative litigation in connection with the Merger, and this could divert the attention of NanoVibronix management and harm the combined company’s business, and insurance coverage may not be sufficient to cover all related costs and damages.

Securities litigation or stockholder derivative litigation frequently follows the announcement of certain significant business transactions, such as the sale of a business division or announcement of a business combination transaction. In the future, NanoVibronix may become involved in this type of litigation in connection with the Merger. Litigation often is expensive and diverts management’s attention and resources, which could adversely affect the business of NanoVibronix.

NanoVibronix stockholders may not realize a benefit from the Merger commensurate with the ownership dilution they will experience in connection with the Merger.

If NanoVibronix is unable to realize the full strategic and financial benefits currently anticipated from the Merger, NanoVibronix stockholders will have experienced substantial dilution of their ownership interests in the company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent NanoVibronix is able to realize only part of the strategic and financial benefits currently anticipated from the Merger. Furthermore, if we fail to realize the intended benefits of the Merger, the market price of NanoVibronix common stock could decline to the extent that the market price reflects those benefits.

If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, U.S. holders of ENvue may be required to pay additional U.S. federal income taxes.

For U.S. federal income tax purposes, the Merger is intended to qualify as a “reorganization” within the meaning of Section 368(a) of the Code.

If the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a U.S. holder of ENvue common stock generally would recognize gain or loss for U.S. federal income tax purposes on each share of ENvue common stock surrendered in the Merger in an amount equal to the difference between the fair market value, at the time of the Merger, of the NanoVibronix common stock received in the Merger and such holder’s adjusted tax basis in the ENvue common stock surrendered in the Merger. Gain or loss must be calculated separately for each block of ENvue common stock exchanged by such U.S. holder if such blocks were acquired at different times or for different prices. Any gain or loss recognized generally would be capital gain or loss, and generally would be long-term capital gain or loss if the U.S. holder’s holding period in a particular block of ENvue common stock is more than one year at the effective time of the Merger. Long-term capital gain of certain non-corporate taxpayers, including individuals, generally is taxed at reduced U.S. federal income tax rates. The deductibility of capital losses is subject to limitations. A U.S. holder’s tax basis in shares of NanoVibronix common stock received in the Merger would be equal to the fair market value thereof as of the effective time of the Merger, and such U.S. holder’s holding period in such shares would begin on the day following the closing of the Merger.

The market price of NanoVibronix’s common stock after the Merger may be subject to significant fluctuations and volatility, and the stockholders of the company may be unable to resell their shares at a profit and may incur losses.

The market price of NanoVibronix’s common stock could be subject to significant fluctuation following the Merger. The current business of NanoVibronix differs from that of ENvue in important respects and, accordingly, the results of operations of the combined company and the market price of our common stock following the Merger may be affected by factors different from those currently affecting the results of operations of NanoVibronix. Market prices for securities of life sciences and medical technology companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of the combined company’s common stock, regardless of the actual operating performance of NanoVibronix. Some of the factors that may cause the market price of NanoVibronix’s common stock to fluctuate include:

●	investors reacting negatively to the effect on the combined company’s business and prospects from the Merger;

●	the announcement of new products, new developments, services or technological innovations by the combined company or the combined company’s competitors;

●	actual or anticipated quarterly increases or decreases in revenue, gross margin or earnings, and changes in the combined company’s business, operations or prospects;

●	announcements relating to strategic relationships, mergers, acquisitions, partnerships, collaborations, joint ventures, capital commitments, or other events by the combined company or the combined company’s competitors;

●	conditions or trends in the life sciences and medical technology industries;

●	changes in the economic performance or market valuations of other life sciences and medical technology companies;

●	general market conditions or domestic or international macroeconomic and geopolitical factors unrelated to the combined company’s performance or financial condition;

●	sale of the combined company’s common stock by stockholders, including executives and directors;

●	volatility and limitations in trading volumes of the combined company’s common stock;

●	volatility in the market prices and trading volumes of the life sciences and medical technology stocks;

●	the combined company’s ability to finance its business;

●	ability to secure resources and the necessary personnel to pursue the plans of the combined company;

●	failure to meet external expectations or management guidance;

●	changes in the combined company’s capital structure or dividend policy, future issuances of securities, sales or distributions of large blocks of common stock by stockholders;

●	the combined company’s cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigation related to intellectual properties, proprietary rights, and contractual obligations;

●	investigations by regulators into the operations of the combined company or those of the combined company’s competitors;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics; and

●	other events or factors, many of which may be out of the combined company’s control.

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against the combined company, could result in substantial costs and a diversion of management’s attention and resources of the combined company. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that the combined company make significant payments.

Changes in the business operations, strategies and focus of the combined company following the Merger may not result in an improvement in the value of NanoVibronix common stock.

It is currently anticipated that, following the Merger, NanoVibronix would focus some of its resources on executing ENvue’s current business plan. Consequently, an investment in NanoVibronix’s common stock partially represents an investment in the business operations, strategies and focus of ENvue. ENvue’s failure to successfully market the ENvue System, as well as its other products, will significantly diminish the anticipated benefits of the Merger and have a material adverse effect on the business of NanoVibronix. There is no assurance that NanoVibronix’s business operations, strategies or focus will be successful following the Merger, and the Merger could depress the value of the NanoVibronix’s common stock.

The concentration of the capital stock ownership with insiders of NanoVibronix after the Merger will likely limit the ability of the stockholders of NanoVibronix to influence corporate matters.

Following the Merger, the executive officers, directors, five percent or greater stockholders, and the respective affiliated entities of NanoVibronix, in the aggregate, beneficially own approximately 65% of NanoVibronix’s outstanding common stock. As a result, these stockholders, acting together, have control over matters that require approval by NanoVibronix’s stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. This concentration of ownership might also have the effect of delaying or preventing a corporate transaction that other stockholders may view as beneficial.

NanoVibronix may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although NanoVibronix has conducted due diligence on ENvue, there can be no assurances that our diligence revealed all material issues that may be present in ENvue’s business, that all material issues through a customary amount of due diligence will be uncovered, or that factors outside of NanoVibronix’s control will not later arise. As a result, NanoVibronix may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with NanoVibronix’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on liquidity, the fact that NanoVibronix reports charges of this nature could contribute to negative market perceptions about NanoVibronix or its securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all.

Pursuant to the terms of the Merger Agreement, we are required to obtain stockholder approval for conversion of all outstanding shares of our Series X Preferred Stock into shares of our common stock. We cannot guarantee that our stockholders will approve this matter.

Under the terms of the Merger Agreement, we agreed to take all action necessary under applicable law to obtain the requisite approval for the conversion of all outstanding shares of Series X Preferred Stock issued in the Merger into shares of our common stock, as required by the Nasdaq Listing Rules, at a stockholders meeting to be held as soon as practicable following the execution of the Merger Agreement, which would be time consuming and costly. Additionally, if we breach any of our obligations and covenants set forth in the Series X Certificate of Designation, then we shall, at the request of the requisite Series X Preferred Stock holders (the “Settlement Request”), pay, out of funds legally available therefor, and prior to any payment in satisfaction of any redemption rights of any other class or series of capital stock, an amount in cash equal to the stated value of the shares of Series X Preferred Stock held by each holder, with such payment to be made within two (2) Business Days from the date of Settlement Request, and upon payment in full of the stated value for such shares of Series X Preferred Stock, such shares shall be redeemed, retired and no longer be outstanding. Such Settlement Request could therefore materially affect our results of operations.

Risks Related to NanoVibronix’s Business

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability.

For the fiscal year ended December 31, 2024, and 2023, we had a net loss of approximately $3.7 million and $3.7 million, respectively, with revenues of approximately $2.5 million and $2.3 million, respectively. As of December 31, 2024, and 2023, we had an accumulated deficit of approximately $70.0 million and $66.1 million, respectively. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking U.S. Food and Drug Administration (“FDA”) approval for UroShield, and market acceptance of PainShield, which will require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

The Company’s financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if the Company is unable to continue as a going concern. Management has substantial doubt about the Company’s ability to continue as a going concern.

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2024, the Company’s cash used in operations was $2.5 million leaving a cash balance of $752,000 as of December 31, 2024. Because the Company does not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company has incurred additional short-term debt related to the merger transaction. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company will need to raise additional capital to finance its losses, debt obligations, and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. There are no assurances that the Company would be able to raise additional capital on terms favorable to it. If the Company is unsuccessful in commercializing its products and raising capital, it will need to reduce activities, curtail, or cease operations.

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

A variety of factors could impact the timing and amount of any required financings, including, without limitation:

●	unforeseen developments during our clinical trials;
●	delays in our receipt of required regulatory approvals;
●	delayed market acceptance of our products;
●	unanticipated expenditures in our acquisition and defense of intellectual property rights, and/or the loss of those rights;
●	the failure to develop strategic alliances for the marketing of some of our product candidates;
●	unforeseen changes in healthcare reimbursement for any of our approved products;
●	lack of financial resources to adequately support our operations;
●	difficulties in maintaining commercial scale manufacturing capacity and capability;
●	unanticipated difficulties in operating in international markets;
●	unanticipated financial resources needed to respond to technological changes and increased competition;
●	unforeseen problems in attracting and retaining qualified personnel;
●	enactment of new legislation or administrative regulations;
●	the application to our business of new regulatory interpretations;
●	claims that might be brought in excess of our insurance coverage;
●	the failure to comply with regulatory guidelines;
●	the uncertainty in industry demand; and
●	the delisting of our common stock from Nasdaq.

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed. In February 2025, the Second Department informed counsel for the Company that the Second Department was beginning to process the appeal for calendaring.”

As of December 31, 2024, and 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.1 and $2.0 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

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

We may acquire businesses or products, or form strategic alliances, in the future, and may not realize the benefits of such acquisitions.

NanoVibronix may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that the Company believes will complement or augment its existing business. If NanoVibronix acquires businesses with promising markets or technologies, it may not be able to realize the benefit of acquiring such businesses if it is unable to successfully integrate them with its existing operations and company culture. NanoVibronix may encounter numerous difficulties in developing, manufacturing, and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent it from realizing their expected benefits or enhancing its business. There is no assurance that, following any such acquisition, the combined company will achieve the synergies expected to justify the transaction, which could result in a material adverse effect on the combined company’s business and prospects.

Certain stockholders could attempt to influence changes within NanoVibronix, which could adversely affect NanoVibronix’s operations, financial condition and the value of NanoVibronix’s common stock.

NanoVibronix’s stockholders may from time to time seek to acquire a controlling stake in NanoVibronix, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming. These actions could adversely affect the combined company’s operations, financial condition, and the value of NanoVibronix’s common stock.

Risks Related to NanoVibronix’s Regulatory and Compliance Matters

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

This temporary authorization was limited to use as an extracorporeal acoustic wave generating accessory to urological indwelling catheter for use during the COVID-19 pandemic. The U.S. government has since-terminated the public health emergency, and FDA recently confirmed via guidance that the applicable policy of Enforcement Discretion under which UroShield was marketed during the pandemic will expire in November 2023. Accordingly, if we do not obtain FDA approval or clearance by the expiration of the applicable Enforcement Discretion policy in November 2023, we will have to discontinue distribution of UroShield in the U.S. until FDA grants the requisite premarket authorization, which may not occur in a timely manner, if at all. There is no guarantee that our collaborators or customers will purchase or use the UroShield, that any sales of UroShield by us will generate any revenue or profits, or that we will ever be successful in obtaining FDA clearance or approval for the UroShield.

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

Risks Related to NanoVibronix’s Operations in Israel

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

Risks Related to NanoVibronix’s Organization and Securities

The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.

We expect that the price of our securities will fluctuate significantly. Market prices for securities of early-stage medical device companies have historically been particularly volatile. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

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

In recent years, the stock markets, in general, have experienced extreme price and volume fluctuations especially in the biotechnology sector. Broad market and industry factors may materially harm the market price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against that company. If we were involved in any similar litigation, we could incur substantial costs and our management’s attention and resources could be diverted. In the recent past, the U.S. and global markets have been experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine, and Israel and certain hostile entities. A continuation or worsening of the levels of market disruption and volatility could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition, and on the market price of our common stock.

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

Although our shares of common stock are listed on Nasdaq, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.

Although our shares of common stock are listed on Nasdaq under the symbol “NAOV,” trading volume in our common stock has been limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

On April 10, 2024, we received the Letter from the Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to the Bid Price Rule. The Letter also indicated that we were provided with a compliance period of 180 calendar days, or until October 7, 2024, in which to regain compliance with the Bid Price Rule pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We did not regain compliance with the Bid Price Rule by October 7, 2024, and on October 8, 2024, Nasdaq notified us that our securities were subject to delisting from Nasdaq unless we timely requested a hearing before the Panel. We subsequently timely requested a hearing before the Panel, which was held on December 5, 2024.

On November 19, 2024, we received an additional deficiency notice from the Staff indicating that we no longer satisfied the $2.5 million stockholders’ equity requirement set forth in the Equity Rule for continued listing on Nasdaq. The Staff indicated that our non-compliance with the Equity Rule would be considered by the Panel at the Hearing and could serve as an additional basis for delisting of our securities from Nasdaq.

On December 26, 2024, we received the Decision Letter from the Panel granting a limited extension of time for us to demonstrate compliance with the Bid Price Rule and the Equity Rule for continued listing on Nasdaq, subject to the following conditions: (i) on or before February 27, 2025, we will have obtained stockholder approval to effect a reverse stock split of our common stock; (ii) on or before March 31, 2025, we shall have effected a reverse stock split and, thereafter, maintain a $1.00 closing bid price of our common stock for a minimum of ten consecutive trading days; (iii) on or before March 31, 2025, we are required to demonstrate compliance with the Equity Rule by filing public disclosure with the SEC and demonstrate long-term compliance with the Equity Rule; and (iv) on or before March 31, 2025, we are required to demonstrate compliance with all continued listing requirements for Nasdaq. On February 24, 2025, we obtained approval from our stockholders to file a certificate of amendment to our Certificate of Incorporation to effectuate the 2025 Reverse Stock Split, among others, and on March 13, 2025, the 2025 Reverse Stock Split became effective. As of the date of this Annual Report on Form 10-K, we have not formally regained compliance with listing rules of Nasdaq.

There can be no assurance that we will ultimately regain compliance with all applicable requirements for continued listing on Nasdaq.

Additionally, there is no assurance that we will maintain compliance with such minimum listing requirements if we regain compliance with all applicable requirements for continued listing on Nasdaq. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

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

Certain provisions of our amended and restated certificate of incorporation and bylaws could discourage, delay or prevent a Merger, acquisition or other change of control that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. Furthermore, these provisions could prevent or frustrate attempts by our stockholders to replace or remove members of our Board of Directors (the “Board” or “Board of Directors”). These provisions also could limit the price that investors might be willing to pay in the future for our securities, thereby depressing the market price of our securities. Stockholders who wish to participate in these transactions may not have the opportunity to do so. These provisions, among other things:

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting due to lack of adequate controls over management’s review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures. Therefore, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2024.

Risks Related to ENvue

References in this section to the “Company,” “we,” “our,” or “us” generally refer to ENvue Medical Holdings, Corp. and its subsidiaries.

Risks Related to ENvue’s Financial Condition, Business and Operations

The financial statement footnotes of the Company include disclosure regarding the substantial doubt about the ability of the Company to continue as a going concern.

ENvue’s financial statement footnotes include disclosure regarding the substantial doubt about our ability to continue as a going concern and indicated that, as of December 31, 2024, they had recurring losses with minimal revenue from operations.

To strengthen our liquidity in the foreseeable future, we have taken the following measures: (i) negotiating with existing and new investors to raise additional capital; and (ii) taking various cost control measures to reduce the operational cash burn. While our management believes that we can continue raising additional equity capital to continue in operational existence for the foreseeable future, if we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity. No assurances can be provided that new financing will be available to us on commercially acceptable terms, if at all.

We are subject to operating risks, including excess or constrained capacity and operational inefficiencies, which could adversely affect our results of operations.

We are subject to operating risks, including excess or constrained capacity and pressure on our internal systems and personnel. In order to manage current and anticipated future operations effectively, we must continually implement and improve our operational, financial and management information systems, hire, train, motivate, manage and retain employees. We may be unable to balance near-term efforts to meet existing demand with future customer demand, including adding personnel, creating scalable, secure and robust systems and operations, and automating processes needed for long term efficiencies. Any such failure could have a material impact on our business, operations and prospects.

Our products and information technology systems are critical to our business. Issues with product development or enhancements, IT system integration, implementation, updates and upgrades could disrupt our operations and have a material impact on our business and operating results.

We rely on the efficient, uninterrupted and secure operation of our IT systems and are dependent on key third-party software embedded in our products and IT systems as well as third-party hosted IT systems to support our operations. All software and IT systems are vulnerable to damage, cyber-attacks or interruption from a variety of sources. To effectively manage and improve our operations, our IT systems and applications require an ongoing commitment of significant expenditures and resources to maintain, protect, upgrade, enhance and restore existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving industry and regulatory standards, increasingly sophisticated cyber threats, and changing consumer preferences. Failure to adequately protect and maintain the integrity of our products and IT systems may result in a material effect on our financial position, results of operations and cash flows.

We plan to continuously upgrade and issue new releases of our products and customer-facing software applications, upon which our operations depend. Software applications and products containing software frequently contain errors or defects, especially when first introduced or when new versions are released. Additionally, the third-party software integrated into or interoperable with our products and services will routinely reach end of life, and as a consequence, may be exposed to additional vulnerabilities, including increased security risks, errors and malfunctions that may be irreparable or difficult to repair. The discovery of a defect, error or security vulnerability in our products, software applications or IT systems, incompatibility with future customers’ computer operating systems and hardware configurations with a new release or upgraded version or the failure of our products or primary IT systems may cause adverse consequences, including: delay or loss of revenues, significant remediation costs, delay in market acceptance, loss of data, disclosure of financial, health or other personal information of any customers or patients, product recalls, damage to our reputation, or increased service costs, any of which could have a material effect on our business, financial condition or results of our operations and the operations of our potential customers or our business partners.

Our operations and financial performance depend on global and regional economic conditions. Inflation, fluctuations in currency exchange rates, changes in consumer confidence and demand, and weakness in general economic conditions and threats, or actual recessions, could materially affect our business, results of operations, and financial condition.

Macroeconomic conditions impact consumer confidence and discretionary spending, which could adversely affect demand for any products we bring to market. Consumer spending habits are affected by, among other things, inflation, fluctuations in currency exchange rates, weakness in general economic conditions, threats or actual recessions, pandemics, wars and military actions, levels of employment, wages, debt obligations, discretionary income, interest rates, volatility in capital, and consumer confidence and perceptions of current and future economic conditions. Changes and uncertainty can, among other things, drive GPOs, hospitals, nursing homes and other customers towards other options in the marketplace that may cost less than our products. The recent declines in, or uncertain economic outlooks for, the U.S., European and certain other international economies has and may continue to adversely affect consumer and healthcare practice spending. The increase in the cost of fuel and energy, food and other essential items along with elevated interest rates could reduce consumers’ disposable income, resulting in less discretionary spending for products like ours. Decreases in disposable income and discretionary spending or change in consumer confidence and spending habits may adversely affect our revenues and operating results.

While we have not taken on financial obligations from banking institutions and the impact of rising interest rates (in Israel and globally) on our financing expenses and income has not been significant, inflation continues to adversely impact spending and trade activities worldwide and we are unable to predict the impacts of higher inflation on global and regional economies. Higher inflation has also increased domestic and international shipping costs, raw material prices, and labor rates, which could adversely impact the costs of producing, procuring and shipping any products we bring to market. If similar trends continue our ability to recover these cost increases through price increases may have limited effectiveness, resulting in downward pressure on our operating results. Attempts to offset cost increases with price increases could reduce sales, increase customer dissatisfaction or otherwise harm our reputation. Further, we are unable to predict the impact of efforts by central banks and federal, state and local governments to combat elevated levels of inflation. If their efforts to reduce inflation are too aggressive, they may lead to a recession. Alternatively, if they are insufficient or are not sustained long enough to lower inflation to more acceptable levels, consumer spending may be adversely impacted for a prolonged period of time. Any of these events could materially affect our business and operating results.

Our business could be impacted by political events, trade and other international disputes, war, and terrorism, including the military conflict between Russia and Ukraine.

Political events, trade and other international disputes, war, and terrorism could harm or disrupt international commerce and the global economy and could have a material effect on our business as well as our potential customers, suppliers, contract manufacturers, distributors, and other business partners.

Political events, trade and other international disputes, wars, and terrorism can lead to unexpected tariffs or trade restrictions, which could adversely impact our business. These increased costs could adversely impact our gross margin and make our products less competitive or reduce demand. Countries could also adopt other measures, such as controls on imports or exports of goods, technology or data, that could adversely impact our operations and supply chain and limit our ability to offer products and services. These measures could require us to take various actions, including changing suppliers or restructuring business relationships. Complying with new or changed trade restrictions is expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice and we may be unable to effectively mitigate the adverse impacts of such measures. If disputes and conflicts escalate in the future, actions by governments in response could be significantly more severe and restrictive and could materially affect our business.

Political unrest, threats, tensions, actions and responses to any social, economic, business, geopolitical, military, terrorism, or acts of war involving key commercial, development or manufacturing markets such as China, Mexico, Israel, Europe, or other countries or regions could materially impact any international operations we undertake. For example, our employees in Israel could be obligated to perform annual reserve duty in the Israeli military and be called for additional active duty under emergency circumstances. If any of these events or conditions occur, the impact on us, our employees and potential customers is uncertain, particularly if emergency circumstances, armed conflicts or an escalation in political instability or violence disrupts our product development, data or information exchange, payroll or banking operations, product or materials shipping by us or our suppliers and other unanticipated business disruptions, interruptions and limitations in telecommunication services or critical systems or applications reliant on a stable and uninterrupted communications infrastructure.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine. On February 24, 2022, a full-scale military invasion of Ukraine by Russian troops was reported. In response to the military conflict, the United States and other North Atlantic Treaty Organization member states, as well as non-member states, announced targeted economic sanctions on Russia, including certain Russian citizens and enterprises, and the continuation of the conflict may trigger additional economic and other sanctions. The potential impacts of the conflict and related sanctions could include supply chain and logistics disruptions, macro financial impacts resulting from the exclusion of Russian financial institutions from the global banking system, volatility in foreign exchange rates and interest rates, inflationary pressures on raw materials and energy and heightened cybersecurity threats. We have no way to predict the progress or outcome of the conflict in Ukraine or the reactions by governments, businesses or consumers. A prolonged conflict, intensified military activities or more extensive sanctions impacting the region and the resulting economic impact could have a material effect on our business, results of operations, financial condition, liquidity, growth prospects and business outlook.

We conduct certain of our operations in Israel. Conditions in Israel, including the October 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.

We currently have 4 full-time employees, including 4 employees who are members of senior management, as well as engagements with 5 contractors, who are located in and/or reside in Israel. As a result, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Since the establishment of the State of Israel in 1948, a number of armed conflicts have occurred between Israel and its neighboring countries and terrorist organizations active in the region. These conflicts have involved missile strikes, hostile infiltrations and terrorism against civilian targets in various parts of Israel, which have negatively affected business conditions in Israel.

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. Moreover, the clash between Israel and Hezbollah in Lebanon, may escalate in the future into a greater regional conflict.

Any hostilities involving Israel could adversely affect our operations and results of operations. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel and other precautions taken to address the ongoing conflict may temporarily disrupt our employees’ ability to effectively perform their daily tasks.

The Israel Defense Force (the “IDF”), the national military of Israel, is a conscripted military service, subject to certain exceptions. Several of our employees are subject to military service in the IDF and have been and may be called to serve. It is possible that there will be further or longer military reserve duty call-ups in the future, which may affect our business due to a shortage of skilled labor and loss of institutional knowledge, and necessary mitigation measures we may take to respond to a decrease in labor availability, such as overtime and third-party outsourcing, for example, which may have unintended negative effects and adversely impact our results of operations, liquidity or cash flows.

It is currently not possible to predict the duration or severity of the ongoing conflict or its effects on our business, operations and financial conditions. The ongoing conflict is rapidly evolving and developing, and could disrupt our business and operations.

The impact of planned changes in the Israeli Judicial System on capital raising in the high-tech sector is difficult to predict.

In January and February 2023, the Israeli government began promoting a plan to implement changes in the judicial system in Israel, as well as additional legislative changes. According to various assessments and publications, the proposed changes (some of which have already passed the first, second, and even third readings in the Knesset) are causing significant controversy and, therefore, may also impact the performance and resilience of the Israeli economy. According to some forecasts, this plan may lead, among other things, to a downgrade in Israel’s credit rating, damage to the local currency, increased inflation, a reduction in investments in the Israeli economy, capital outflow from Israel, an increase in the cost of capital raising in the Israeli economy, and harm to the activity of the economic sector in general and the high-tech sector in particular. The forecast from the Bank of Israel’s research unit in July 2023 provided evidence of a decline in the volume of fundraising for investments in start-up companies in Israel.

Since October 2023, following the start of Israel-Hamas war, public and media focus on legislative changes has diminished. It is currently not possible to predict whether the legislative efforts will be renewed and or their effects on our business, operations and financial conditions.

Our “Israeli identity” may have negative impact on our sales.

Part of our management, and the majority of development, are based in Israel, while all our product sales including operations are made outside of Israel. Accordingly, the political status of the State of Israel may impact our activity. The Israeli identity sometimes serves as a sales promoter (due to the recognition of Israel’s technological advantages), while in other cases, it may be a disadvantage and could even lead to the cancellation of deals (such as within the framework of coordinated efforts to boycott Israeli products and/or divest from Israel). Additionally, some countries worldwide have imposed or may impose restrictions on doing business in or with Israeli companies from time to time.

Our operations may be impacted by natural disasters, which may become more frequent or severe as a result of climate change and may adversely impact our business and operating results as well as those of our potential customers and suppliers.

Natural disasters can impact us and our potential customers, as well as suppliers critical to our operations. Natural disasters include earthquakes, tsunamis, floods, droughts, hurricanes, wildfires, and other extreme weather conditions that can cause deaths, injuries, and critical health crises, power outages, restrictions and shortages of food, water, shelter, and medical supplies, telecommunications failures, materials scarcity, price volatility and other ramifications. Climate change is likely to increase both the frequency and severity of natural disasters and, consequently, risks to our business and operations.

The effects of climate change on regional and global economies could change the supply, demand or availability of sources of energy or other resources material to our products and operations and affect the availability or cost of natural resources and goods and services on which we and our suppliers rely.

Risks Related to the ENvue System

If we are not successful in enhancing awareness of our ENvue System, driving adoption across our current target population and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.

Our business currently depends primarily on our ability to successfully market our ENvue System, which involves successfully engaging with group purchasing organizations or GPOs (i.e. entities that assist healthcare providers, such as hospitals, nursing homes, and home health agencies, to achieve savings and efficiency by using aggregate purchasing volume to negotiate discounts with manufacturers, distributors, and other suppliers) to increase adoption of and utilization our ENvue System.

The medical community’s awareness of performing the feeding tube insertion procedure using our product and the medical community’s adoption of the solution offered by us, instead of existing methods and products in the market for performing the procedure, is significant and crucial for our success. We are aiming to increase awareness about our ENvue System, work with medical professionals in the United States to raise awareness among the medical community and grow the number of facilities that utilize our ENvue System, but there can be no assurance that we will succeed.

The commercial success of our ENvue System will continue to depend on a number of factors, including the following:

●	the actual and perceived effectiveness and clinical benefit, of our ENvue System;

●	the prevalence and severity of any adverse patient events involving our ENvue System;

●	our ability to provide earlier awareness of and education about our ENvue System to GPOs;

●	the degree to which medical professionals and GPOs adopt our ENvue System;

●	the availability, relative cost and perceived advantages and disadvantages of alternative technologies or treatment methods for cognitive disorders;

●	the results of future clinical and other studies relating to the health, economic or other benefits of our ENvue System;

●	whether key thought leaders in the medical community accept that our future clinical utility is sufficiently meaningful to influence their decision to adopt our ENvue System;

●	the extent to which we are successful in educating medical professionals, GPOs and patients about the benefits of our ENvue System;

●	our reputation among GPOs and medical professionals;

●	our ability to predict product performance;

●	the strength of our marketing and distribution infrastructure, including our ability to drive adoption and utilization of our ENvue System;

●	our ability to obtain, maintain, protect, enforce and defend our intellectual property rights, including those covering our ENvue System;

●	our ability to maintain compliance with all legal and regulatory requirements, including FDA medical device postmarket surveillance regulations applicable to our ENvue System; and

●	our ability to continue to attract and retain key talent.

If we fail to market and sell our ENvue System cost-effectively, our sales, business, financial condition and results of operations will be negatively affected.

Our commercial success and revenues will depend on the future adoption of the ENvue System into patient work streams in facilities and other healthcare settings. If we are unable to successfully drive interest in our ENvue System, our business, financial condition and results of operations would be harmed.

Our commercial success and revenues will depend in large part on the future adoption of the ENvue System into patient work streams in facilities and other healthcare settings. Our revenues are based and are expected to be based on the sale of the ENvue System and the sale of the dedicated feeding tubes (which are consumable products) to hospitals. Hospital procurement budgets, including capital equipment budgets, are sometimes shared by the entire institution or several departments within it. As such, expenses related to the purchase of other equipment by certain departments of a medical institution may reduce the budgets available for the purchase of our products by other departments interested in purchasing them.

If we are unable to successfully scale our marketing, training and quality control systems our business, financial condition and results of operations would be harmed.

We began our marketing and sales activities in the beginning of 2020, and as of the date of this filing, we have not yet begun large-scale production and marketing. Accordingly, the use of the ENvue System has not yet been tested and proven on a large commercial scale. We are a continuous process of receiving feedback from product users, developing, and improving products, distributing the improved products, and continuously reviewing our training procedures and quality control. We estimate that we will need to develop our marketing, training, and quality control systems to a scale not currently available to us (or alternatively, enter into an agreement with a strategic distributor or marketer who has such capabilities). There is no assurance that we will be able to do so in a way that allows us to achieve our objectives. If we are unable to successfully implement such marketing, training and quality control systems our business, financial condition and results of operations would be harmed.

We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.

Our industry is competitive and has been evolving rapidly. As of February 13, 2019, the ENvue System and ENvue Feeding Tube has received FDA clearance for marketing in the U.S. under the 510(k) procedure for use in adults (age 22 and older). As we continue to engage with target GPOs to increase adoption of and utilization our ENvue System, we expect to face competition in the market from competing technologies, as well as competition from new companies that may enter the market or introduce new technologies in the future. Third-party payors may encourage the use of competitors’ products due to lower costs of competing products or alternatives. Additionally, treating physicians may promote the use of other competitors’ products or alternative therapies.

Our current and future competitors may include large, well-capitalized companies with significant market share and resources. They may have more established sales and marketing programs than we do and have greater name recognition. In addition to competing for market share, competitors may develop or acquire patents or other rights that may limit our ability to compete.

We believe that the competitive advantages of our ENvue System will be important factors in our future success. Our continued success depends on, among other things, our ability to:

●	successfully engage with GPOs to increase adoption of and utilization our ENvue System;

●	attract and retain skilled research, development, sales, marketing and clinical personnel;

●	continue to innovate in order to improve our ENvue System and enhance the patient and provider experience;

●	adequately predict and respond to product performance and safety;

●	obtain and maintain regulatory clearances, including for expanded indications;

●	cost-effectively market and sell our ENvue System;

●	obtain, maintain, protect, enforce and defend our intellectual property rights and operate our business without infringing, misappropriating or otherwise violating the intellectual property rights of others; and

●	acquire products or technologies complementary to or necessary for our business.

The medical device industry is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. There can be no assurance that other companies or institutions will not succeed in developing or marketing devices and products that are more effective than our ENvue System or that would render our ENvue System obsolete or noncompetitive.

Use of our ENvue System requires appropriate training and inadequate training may lead to negative clinician experiences, which could harm our business, financial condition, and results of operations.

The successful use of our ENvue System depends in part on the training and skill of the clinician. According to the regulatory clearance of the ENvue System by the FDA, users of the system are required to undergo training provided by us, according to a unique and easy-to-implement training model developed by us for system users. The training is usually provided in a concentrated manner to system users on behalf of the hospital, lasts approximately five days, and includes both theoretical and practical components regarding the system and its use. Providers could experience difficulty using our ENvue System. Moreover, medical providers rely on their previous medical training and experience when recommending or utilizing our ENvue System, and we cannot guarantee that all clinicians will have the necessary skills to properly utilize the ENvue System. We cannot be certain that clinicians that will use our ENvue System will have received sufficient training, and clinicians who have not received adequate training may nonetheless attempt to use our ENvue System with their patients. If medical providers utilize our ENvue System incorrectly, or without adhering to or completing all relevant training, their patient outcomes may not be consistent with the outcomes achieved in our research studies and any future clinical studies. Adverse safety outcomes that arise from improper or incorrect use of our ENvue System may negatively impact the perception of patient benefit and the safety of our ENvue System, notwithstanding results from our research studies and any future clinical studies. These results could limit adoption of our ENvue System, which would harm our sales, business, financial condition, and results of operations.

We are highly dependent on our senior management team and key personnel, and our business could be harmed if we are unable to attract and retain personnel necessary for our success.

We are highly dependent on our senior management and key personnel. Our success will depend on our ability to retain senior management and to attract and retain qualified personnel in the future, including sales and marketing professionals, engineers, scientists, data science specialists and other highly skilled personnel and to integrate current and additional personnel in all departments.

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have issued stock options that vest over time, restricted share units subject to vesting conditions, and certain performance warrants. The value to employees of stock options that vest over time may be significantly affected by fluctuations in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management and other key personnel may terminate their employment with us on short notice. Our employment arrangements with our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We also do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees.

As we engage with GPOs and target medical providers to increase adoption of and utilization our ENvue System, expand our product offerings in the future and increase our future marketing efforts, we will need to build and expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. An inability to attract, hire, train and retain employees will harm our sales, business, financial condition, and results of operations.

We expect to increase the size of our organization in the future, and we may experience difficulties in managing the operational elements or timing of this growth. If we are unable to manage or appropriately time the anticipated growth of our business, our future revenue and operating results may be harmed.

As of February 9, 2025, we have 16 employees and consultants, of whom ten employees and consultants operate in the United States as part of the Company’s subsidiary. As our sales and marketing strategies evolve and as we continue commercialization of our ENvue System, we may need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;

●	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully market and sell our ENvue System will depend, in part, on our ability to effectively manage or time any future growth, and our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

As demand for our ENvue System increases in the future, we will need to expand customer service, billing and systems processes and enhance our internal quality assurance program. We cannot be certain that any increases in scale, related improvements and quality assurance will be successfully implemented or that appropriate personnel will be available to facilitate the growth of our business. If we encounter difficulty meeting market demand, quality standards or clinician expectations, our reputation will be harmed and our business will suffer. Additionally, additional growth may result in higher fixed costs and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We may not be able to achieve or maintain satisfactory pricing and margins for our ENvue System, which could harm our business and results of operations.

The medical device industry has a history of price competition, and we can give no assurance that we will be able to maintain satisfactory prices for our ENvue System or any future products at competitive levels. The pricing of our products could be impacted by several factors, including change of supplies, price changes of components, and shipping costs. If we are forced to lower or are unable to increase the price we charge for our ENvue System, our gross margins will decrease, which will harm our ability to invest in and grow our business. If we are unable to maintain our prices, or if our costs increase and we are unable to offset such increase with an increase in our prices, our margins could erode, which could harm our business and results of operations.

Future sales of our ENvue System may depend on providers’ and patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers.

Future sales of our ENvue System may depend on our provider customers’ and patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers. Our customers typically rely significantly on insurance or third-party reimbursement for the treatment and care they provide to patients. Any reduction in insurance or other third-party payor reimbursement for such patient care may cause negative price pressure that affects their ability to purchase our ENvue System, which would reduce our revenues. Without a corresponding reduction in the cost to produce such products, the result would be a reduction in our overall gross profit. Similarly, any increase in the cost of such products would likely reduce our overall gross profit unless there was a corresponding increase in third-party payor reimbursement. Failure by our provider customers or their patients to obtain or maintain coverage or to secure adequate reimbursement for treatment by third-party payors could have an adverse effect on our business, results of operations, and financial condition.

Our results of operations may be harmed if we are unable to accurately forecast clinician demand for our ENvue System or any future products.

Our ability to accurately forecast demand for our ENvue System or our future our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, our inability to forecast the lifecycle of our products, an increase or decrease in customer demand for our products or for competitor products, our failure to accurately forecast customer adoption of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. For us to succeed, it is essential to introduce and integrate the ENvue System into our target market, including through the creation of strategic partnerships and the establishment of effective marketing and distribution networks, as well as the successful execution of commercial validation of the ENvue System. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand, which may negatively affect our business, financial condition, and results of operations.

Adoption of our ENvue System depends on positive clinical data as well as medical providers’ acceptance of the data and our products, and negative clinical data, publicly reported adverse events, or perceptions among these medical providers would harm our sales, business, financial condition, and results of operations.

The rate of adoption and sales of our products is heavily influenced by clinical data. There can be no assurance that future clinical studies, including those to demonstrate the efficacy of our ENvue System or future products in current target patient populations and those to support label retention and expansion for our products, will demonstrate clinical utility and effectiveness. Unfavorable or inconsistent clinical data from future clinical studies conducted by us, our competitors, or third parties, adverse events publicly reported by us, patients, or healthcare providers, or the negative interpretation of our clinical data internally and externally, including by customers, competitors, patients, and regulators could harm our business, financial condition, and results of operations.

The rate of adoption and sales of our products are also influenced by clinician perceptions. Negative perceptions of our products by medical providers, including due to negative clinical data or adverse events, could result in decreased adoption or use of our products, which would harm our business, financial condition, and results of operations. Further, if we are not able to attain strong working relationships with medical providers and receive their advice and input, the marketing of our products could suffer, which could harm our business, financial condition and results of operations.

Our future success also depends upon patients having an experience with our products that meets their expectations in order to increase clinician demand for our products as a result of positive feedback and word-of-mouth. Patients may experience negative clinical outcomes if the performing medical providers are not adequately trained on use of our ENvue System. If the results of our products do not meet the expectations of the patients or their providers it could discourage continuing use of our device or referring our products to others. Dissatisfied providers or patients may express negative opinions through social media, advocacy, or other publicity. Any failure to meet provider or patient expectations and any resulting negative publicity could harm our reputation and future sales.

Risks Related to ENvue Legal, Regulatory and Compliance Matters

Complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties.

Our product, the ENvue System (for which we have obtained FDA 510(k) clearance), and our future products are considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we intend to sell our products. Compliance with these rigorous regulations will affect capital expenditures, earnings and the competitive position of the Company. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

●	design, development and manufacturing;

●	testing, labeling, content and language of instructions for use and storage;

●	product storage and safety;

●	marketing, sales and distribution;

●	pre-market clearance or approval;

●	record keeping procedures;

●	advertising and promotion;

●	recalls and field safety corrective actions;

●	post-market surveillance;

●	post-market approval studies; and

●	product import and export.

The regulations to which we are subject are complex. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs, or lower than anticipated sales. Our failure to comply with applicable regulatory requirements could result in enforcement action by FDA or state agencies, which may include any of the following sanctions:

●	warning letters, fines, injunctions, consent decrees, and civil penalties;

●	repair, replacement, refunds, recall, or seizure of our products;

●	operating restrictions or partial suspension or total shutdown of production;

●	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

●	withdrawing clearance or pre-market approvals that have already been granted; and

●	criminal prosecution.

If any of these events were to occur, they could harm our business.

We may not receive the necessary authorizations to market future versions, if any, of our ENvue System or any future new product candidates, and any failure to timely do so may adversely affect our ability to grow our business.

Before we can sell a new medical device in the U.S., or market a new use of, new claim for, or significant modification to a legally marketed device, we must first obtain either FDA 510(k) clearance or pre-market approval, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the applicant must submit a premarket notification to FDA under Section 510(k) of the FD&C Act, and FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics, not raise different questions of safety or effectiveness than the predicate device, and be as safe and as effective as the predicate device. The 510(k) clearance process can be expensive and uncertain and typically takes from three to 12 months, but may last significantly longer. Clinical data may be required in connection with an application for 510(k) clearance. Furthermore, even if we are granted regulatory clearances, they may include limitations on the indications for use or intended uses of the device, which may limit the market for the device.

Our ENvue System is a Class II medical device and received FDA clearance under the 510(k) pathway for marketing to adults (ages 22 and above) only.

FDA can delay, limit, or deny 510(k) clearance, or approval or reclassification, of a device for many reasons, including:

●	we may be unable to demonstrate to FDA’s satisfaction that the product candidate or modifications are substantially equivalent to a proposed predicate device or safe and effective for their intended uses;

●	we may be unable to demonstrate that the clinical and other benefits of the device outweigh the risks; and

●	the applicable regulatory authority may identify deficiencies in our submissions or in the facilities or processes of our third party contract manufacturers.

Any delay or failure to obtain necessary regulatory clearances or approvals could harm our business. For example, if we decide to market the ENvue System for a broader or additional indication(s) for use and/or make any material modifications to any element of the device and/or the manufacturing or distribution thereof in the future, an additional 510(k) submission, and FDA clearance thereof, will be required prior to making any promotional communications expressly or impliedly claiming that the device may be used for such indication(s) and/or prior to making such modification, respectively.

In addition, FDA may change its policies, adopt additional regulations, revise existing regulations, or take other actions, or Congress may enact different or additional statutory requirements, which may prevent or delay clearance of our future products under development or impact our ability to modify our currently marketed products on a timely basis. Such policy, statutory, or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current marketing authorizations.

We received our European CE mark, indicating that we affirm our product’s conformity with European health, safety and environmental protection standards, in 2021. We will also need to obtain regulatory approval in other foreign jurisdictions in which we plan to market and sell our products. The time required to obtain registrations or approvals, if required by other countries, may be longer than that required for FDA clearance, and requirements for such registrations, clearances, or approvals may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

Failure to comply with these rules, regulations, self-regulatory codes, circulars, and orders could result in significant civil and criminal penalties and costs and could have a material adverse impact on our business. Also, these regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses. Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs. In addition, many of these laws are vague or indefinite and have not been interpreted by the courts and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.

Certain modifications to our products may require new 510(k) clearance or other marketing authorizations.

Once a medical device is permitted to be legally marketed in the U.S. pursuant to a 510(k) clearance, a medical device developer may be required to notify FDA of certain modifications to the device. Medical device developers determine in the first instance whether a change to a product requires a new premarket submission, but FDA may review any such decision.

While our ENvue System received 510(k) clearance in February 2019, we may in the future apply for 510(k) clearance for updated components of our ENvue System, which must, then, be found by the FDA to be substantially equivalent to the cleared ENvue System and, thus, may not be lawfully marketed in the U.S. until FDA make a substantial equivalence determination and issues the requisite 510(k) clearance for the updated ENvue System. Although the development of our ENvue System has been carefully monitored and documented by professionals who are experienced in the FDA clearance process, there is no assurance that the FDA will agree that an updated component of our ENvue System is substantially equivalent to the cleared ENvue System and allow the updated ENvue System to be marketed in the United States. The FDA may determine that the device is not substantially equivalent and require a premarket approval (“PMA”) or, more likely, a de novo reclassification, and/or require further information, such as additional test data, including data from additional clinical studies, before it is able to make a determination regarding substantial equivalence or PMA. By requesting additional information, the FDA can delay market introduction of an updated ENvue System and increase the resources needed to gain clearance or PMA. Delays in receipt of or failure to receive any necessary 510(k) clearance, de novo classification, or PMA, or the imposition of stringent restrictions for our ENvue System, could have a material adverse effect on our business, results of operations and financial condition.

In the future, we may make other modifications to our products, including our ENvue System, and determine, based on our review of the applicable FDA regulations and guidance, that in certain instances new 510(k) clearances or other premarket submissions are not required. If FDA disagrees with our determinations, we may be subject to a wide range of enforcement actions, including, for example, a warning letter, among other consequences, after which we will likely have to cease marketing the applicable modified product and/or to recall distributed units of such modified product until we obtain the requisite clearance or approval.

Ongoing changes in healthcare regulation could negatively affect our revenues, business and financial condition.

The United States healthcare system has been continually evolving at the federal and state level due to comprehensive reforms relating to the payment for, the availability of and reimbursement for healthcare services. Key reforms have ranged from fundamentally changing federal and state healthcare reimbursement programs, including providing comprehensive healthcare coverage to the public under government-funded programs, to minor modifications to existing programs, and many have been challenged (with some being overturned or modified) along the way. One example, among countless others, is the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was the most significant federal healthcare reform law enacted in the U.S. in recent history. The Affordable Care Act has undergone substantial challenges and changes since its enactment in 2010, and numerous other federal healthcare reform legislation, executive orders, and judicial rulings have been implemented in the years since, most of which have been or are aimed at lowering healthcare costs in the U.S. To the extent any such reform measures or any future initiatives reduce reimbursement or coverage eligibility or amount(s) for treatment involving our ENvue System and/or any future products we may market in the U.S. (if any), our business may be adversely affected.

Healthcare reform initiatives will continue to be proposed and may reduce healthcare related funding. It is impossible to predict the ultimate content and timing of any healthcare reform legislation and its resulting impact on us. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may increase our costs or otherwise negatively effect on our business, results of operations, and financial condition.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The new regulations, among other things:

●	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

●	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;

●	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;

●	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and

●	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

These modifications may have an effect on the way we conduct our business in the EEA.

Any change in the laws or regulations that govern the clearance and approval processes relating to our current, planned and future products could make it more difficult and costly to obtain clearance or approval for new products or to produce, market and distribute existing products. Significant delays in receiving clearance or approval or the failure to receive clearance or approval for our new products would have an adverse effect on our ability to expand our business.

Our products may cause or contribute to adverse medical events that we are required to report to FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of FDA or another governmental authority, could have a negative impact on us.

We are required to timely file various reports with FDA, including reports required by the medical device reporting regulations which require us to report to FDA when we receive or become aware of information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur in the device or a similar device that we market, could cause or contribute to a death or serious injury. If we fail to comply with our reporting obligations, FDA or other governmental authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products, or delay in clearance of future products. FDA and certain foreign regulatory bodies have the authority to require the recall of commercialized products under certain circumstances.

A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, labeling or design deficiencies, packaging defects, or other deficiencies, or failures to comply with applicable regulations. If we do not adequately address problems associated with our devices, we may face additional regulatory requirements or enforcement action, including required new marketing authorizations, FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal proceedings.

We may initiate voluntary withdrawals, removals, or corrections for our products in the future that we determine do not require notification of FDA because no material compliance issue or safety risk is involved. If FDA disagrees with our determinations, it could require us to report those actions and we may be subject to enforcement action. A future recall announcement or other corrective action could harm our financial results and reputation, potentially lead to product liability claims against us, require the dedication of our time and capital, and negatively affect our sales.

In addition, FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory clearance or approval of our future products. For example, in November 2018, FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. It is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, the Trump Administration previously enacted several executive actions that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions and executive actions that may be taken under the Biden Administration or future administrations may affect FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

Changes in internet regulations could adversely affect our business.

Laws, rules, and regulations governing internet communications, advertising, and e-commerce are dynamic, and the extent of future government regulation is uncertain. Federal and state regulations govern various aspects of our online business, including intellectual property ownership and infringement, trade secrets, the distribution of electronic communications, marketing and advertising, user privacy and data security, search engines, and internet tracking technologies. Future taxation on the use of the internet or e-commerce transactions could also be imposed. Existing or future regulation or taxation could increase our operating expenses and expose us to significant liabilities.

Disruptions at the FDA, other agencies or notified bodies caused by funding shortages or global health concerns could hinder their ability to hire, retain, or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, cleared or approved, or commercialized in a timely manner, or at all, which could negatively impact our business.

The ability of the FDA, other agencies and notified bodies to review and authorize or certify for marketing new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, agency’s or notified body’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the agency’s or notified body’s ability to perform routine functions. Average review times at the FDA and other agencies and notified bodies have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA, other agencies and notified bodies may also slow the time necessary for new medical devices or modifications to be reviewed and/or cleared, approved or certified by necessary agencies or notified bodies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if global health concerns, including pandemics, were to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

In the EU, notified bodies must be officially designated to certify products and services in accordance with the MDR, which regulates the development and sale of medical devices in Europe. While several notified bodies have been designated, the COVID-19 pandemic significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation, as a consequence of which review times have lengthened although a regulation amending the EU MDR was adopted in March 2023, extending existing transitional provisions to December 31, 2028. This situation could significantly impact the ability of notified bodies to timely review and process our regulatory submissions, which could have a material adverse effect on our business in the EU and EEA (which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland).

The misuse or off-label use of our ENvue System may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies, particularly if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Our ENvue System is a Class II medical device cleared by FDA for commercialization in the U.S. to aid qualified operators in the placement of ENvue Medical Enteral Feeding Tube into the stomach or small intestine pursuant to the 510(k) notification process in February 2019 for use in adults (aged 22 and over). We, thus, are not currently able to promote the ENvue System for any other indications for use or make any promotional claims that are inconsistent with, or outside the scope of, such FDA clearance (often referred to as “off-label” claims). However, the assessment of whether a given claim is or is not consistent with a given FDA clearance or approval can often be subjective, and we cannot guarantee that FDA will always agree with our position regarding a particular claim or that all of our employees, representatives, and agents will abide by our marketing policies. If FDA determines that we have promoted any product without the requisite clearance or approval and/or for an off-label or unapproved use, it could take any number of enforcement actions against us, including (among others), issuing untitled or warning letters and/or pursuing an injunction, seizure, civil fine and/or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as laws prohibiting false claims for reimbursement, any of which would have a material adverse effect on our financial condition and/or business as a whole.

Additionally, we must have competent and reliable scientific evidence or, where applicable, other adequate substantiation for each reasonable interpretation of every promotional claim we make. In particular, comparative or superiority claims generally require adequate, well controlled, head-to-head clinical studies, comparing the product to the applicable competing products. To the extent we make any claims, or are otherwise held responsible for third-party claims about any product we may market in the United States, without the requisite clinical substantiation, we could be subject to enforcement action by FDA and/or the Federal Trade Commission (FTC), as well as a competitor challenge via the National Advertising Division (NAD) of the Better Business Bureau. Our plans to utilize social media as a primary promotional tool for our device(s) increases the applicable enforcement risk, as it makes it easier for our employees, affiliates, and any third parties with which we may have a relationship and/or arrangement under which we are deemed responsible for such party’s claims about our product(s) to disseminate promotional claims about our product(s) that may be inconsistent with applicable regulations governing device promotions. Further, consumers can bring private false-advertising lawsuits, including class actions, against us for any material misrepresentations and/or deceptive or unsubstantiated claims (among other similar causes of action) in our promotional materials or other advertising. Any of the foregoing could have a material adverse effect on our business.

We may be subject to certain federal, state, and foreign fraud and abuse laws, health information privacy and security laws, and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and physician transparency laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. Our business practices and relationships with providers and patients are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●	the federal healthcare Medicare and Medicaid Patient Protection Act of 1987 (the “Anti-Kickback Statute”), which prohibits, among other things, persons, and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arrange for or recommend a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti- kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;

●	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal government funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and serious mandatory penalties for each false or fraudulent claim or statement. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the federal civil False Claims Act in connection with alleged off-label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, manufacturers can be held liable under the federal civil False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;

●	Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	the federal Physician Payments Sunshine Act under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations, as well as ownership and investment interests held by physicians and their immediate family members. Since January 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

●	HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which imposes privacy, security, and breach reporting obligations with respect to Protected Health Information (“PHI”), upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make HIPAA compliance as well as civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

●	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the EU, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

These laws and regulations, among other things, constrain our business, marketing, and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with physicians or other potential purchasers of our products. We have also entered into consulting agreements with physicians, which are subject to these laws. Further, while we do not submit claims and our future customers will make the ultimate decision on how to submit claims, we may provide reimbursement guidance and support regarding our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

Certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. For example, U.S. federal and state regulatory and enforcement agencies continue to actively investigate violations of healthcare laws and regulations, including pursuing novel theories of liability under these laws. These government agencies recently have increased regulatory scrutiny and enforcement activity with respect to manufacturer reimbursement support activities and patient support programs, including bringing criminal charges or civil enforcement actions under the federal healthcare Anti-Kickback statute, federal civil False Claims Act, the health care fraud statute, and HIPAA privacy provisions. Responding to investigations can be time and resource consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to.

If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to administrative, civil and criminal penalties, damages, fines, disgorgement, substantial monetary penalties, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, additional reporting obligations, and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, reputational harm, and the curtailment or restructuring of our operations.

Our business could be adversely affected by professional and legal challenges to our business model or by new state actions restricting our ability to provide our products and services in certain states.

Since the success of our business will be dependent on the widespread adaptation of our ENvue System as an efficient and safer solution for feeding tube insertion compared to the alternative methods currently available on the market, clinicians and medical professionals across multiple geographies will be needed to use our ENvue System and provide positive feedback and results. This will expose the Company to legal risk of patients or medical providers who may have a negative experience with our ENvue System filing lawsuits claiming damages or other claims. Although the Company will seek insurance coverage for such legal actions, there is no assurance that the amount of coverage will be sufficient to cover these claims. In addition, such legal actions from consumers and medical providers may result in material and adverse effects on our ability to continue to conduct business due to negative press.

Security breaches, data breaches, cyber attacks, other cybersecurity incidents or the failure to comply with privacy, security and data protection laws could materially impact our operations, patient care could suffer, we could be liable for damages, and our business, operations and reputation could be harmed.

We expect to retain confidential customer personal and financial, patient health information and our own proprietary information and data essential to our business operations. We will rely upon the effective operation of our IT systems, and those of our service providers, vendors, and other third parties to safeguard the information and data. Additionally, our success may be dependent on the success of healthcare providers, many of whom are comprised of individual or small operations with limited IT experience and inadequate or untested security protocols, in managing data privacy and data security requirements. It is critical that the facilities, infrastructure and IT systems on which we depend to run our business and the products we develop remain secure and be perceived by the marketplace and our potential customers to be secure. Despite the implementation of security features in our products and security measures in our IT systems, we and our service providers, vendors, and other third parties may become subject to physical break-ins, computer viruses or other malicious code, unauthorized or fraudulent access, programming errors or other technical malfunctions, hacking or phishing attacks, malware, ransomware, employee error or malfeasance, cyber attacks, and other breaches of IT systems or similar disruptive actions, including by organized groups and nation-state actors. For example, we may experience cybersecurity incidents and unauthorized internal employee exfiltration of company information.

Further, the frequency of third-party cyber-attacks has increased over the last several years. The military conflict in Ukraine may cause nation-state actors or hackers sympathetic to either side of the conflict to carry out cyber-attacks to achieve their goals, which may include espionage, information gathering operations, monetary gain, ransomware, disruption, and destruction. Significant service disruptions, breaches in our infrastructure and IT systems or other cybersecurity incidents could expose us to litigation or regulatory investigations, impair our reputation and competitive position, be distracting to our management, and require significant time and resources to address. Affected parties or regulatory agencies could initiate legal or regulatory action against us, which could prevent us from resolving the issues quickly or force us to resolve them in unanticipated ways, cause us to incur significant expense and liability, or result in judicial or governmental orders forcing us to cease operations or modify our business practices in ways that could materially limit or restrict the products and services we provide. Concerns over our privacy practices could adversely affect others’ perception of us and deter potential customers, patients and partners from using our products. In addition, patient care could suffer, and we could be liable if our products or IT systems fail to deliver accurate and complete information in a timely manner. We have internal monitoring and detection systems as well as cybersecurity and other forms of insurance coverage related to a breach event covering expenses for notification, credit monitoring, investigation, crisis management, public relations and legal advice. However, damages and claims arising from such incidents may not be covered or may exceed the amount of any coverage and do not cover the time and effort we may incur investigating and responding to any incidents, which may be material. The costs to eliminate, mitigate or recover from security problems and cyber attacks and incidents could be material and depending on the nature and extent of the problem and the networks or products impacted, may result in network or systems interruptions, decreased product sales, or data loss that may have a material impact on our operations, net revenues and operating results.

Our business will expose us to potential liability for the quality and safety of our products and services, how we advertise and market those products and services and how and to whom we sell them, and we may incur substantial expenses or be found liable for substantial damages or penalties if we are subject to claims or litigation.

Our products and services involve an inherent risk of claims concerning their design, manufacture, safety and performance, how they are marketed and advertised in a complex framework of highly regulated domestic and international laws and regulations, how we package, bundle or sell them to potential customers, who may be private individuals or companies or public entities such as hospitals and clinics, and how we train and support doctors, their staffs and patients who administer or use our products. Moreover, consumer products and services are routinely subject to claims of false, deceptive or misleading advertising, consumer fraud and unfair business practices. Additionally, we may be held liable if any product we develop or manufacture or services we offer or perform causes injury or is otherwise found unhealthy. If our products are safe but they are promoted for off-label usage, we may be investigated, fined or have our products or services enjoined or clearances rescinded or we may be required to defend ourselves in litigation. Although we maintain insurance for product liability, business practices and other types of activities we make or offer, coverage may not be available on acceptable terms, if at all, and may be insufficient for actual liabilities. Any claim for product liability, sales, advertising and business practices, regardless of its merit or eventual outcome, could result in material legal defense costs and damage our reputation, increase our expenses and divert management’s attention.

Increased focus on current and anticipated environmental, social and governance (“ESG”) laws and increased scrutiny of our ESG policies and practices may materially increase our costs, expose us to potential liability, adversely impact our reputation, employee retention, willingness of potential customers and suppliers to do business with us and willingness of investors to invest in us.

Our operations are subject to a variety of existing local, regional and global ESG laws and regulations, and we will likely be required to comply with new, broader, more complex and more costly laws and regulations that focus on ESG matters. Our compliance obligations will likely span all aspects of our business and operations, including product design and development, materials sourcing and other procurement activities, product packaging, product safety, energy and natural resources usage, facilities design and utilization, recycling and collection, transportation, disposal activities and workers’ rights.

Environmental regulations related to greenhouse gases are expected to have an increasingly larger impact on our or our suppliers’ energy sources. Many U.S. and foreign regulators have enacted or are considering enacting new or additional disclosure requirements or limits on the emissions of greenhouse gases, including, but not limited to, carbon dioxide and methane, from power generation units using fossil fuels. The effects of greenhouse gas emission limits on power generation are subject to significant uncertainties, including the timing of any new requirements, levels of emissions reductions and the scope and types of emissions regulated. These limits may have the effect of increasing our costs and those of our suppliers and could result in manufacturing, transportation and supply chain disruptions and delays if clean energy alternatives are not readily available in adequate amounts when required. Moreover, alternative energy sources, coupled with reduced investments in traditional energy sources and infrastructure, may fail to provide the predictable, reliable, and consistent energy that we, our suppliers and other businesses need for operations.

Meeting our obligations under existing ESG laws, rules, or regulations is already costly to us and our suppliers, and we expect those costs to increase as new laws are enacted, possibly materially. Additionally, we expect regulators to perform investigations, inspections and periodically audit our compliance with these laws and regulations, and we cannot provide assurance that our efforts or operations will be compliant. If we fail to comply with any requirements, we could be subject to significant penalties or liabilities and we may be required to implement new and materially more costly processes and procedures to come into compliance. Further, these laws are subject to unpredictable changes. Even if we successfully comply with these laws and regulations, our suppliers may fail to comply. We may also suffer financial and reputational harm if future customers require, and we are unable to deliver, certification that our products are conflict free. In all of these situations, our future customers may stop purchasing products from us, and may take legal action against us, which could harm our reputation, revenues and results of operations.

Investor advocacy groups, institutional investors, investment funds, proxy advisory services, stockholders, and consumers are also increasingly focused on corporate ESG practices. Additionally, public interest and legislative pressure related to public companies’ ESG practices continues to grow. If our ESG practices fail to meet investors’ or other industry stakeholders’ evolving expectations and standards, including environmental stewardship, support for local communities, board of director and employee diversity, human capital management, employee health and safety practices, product quality, supply chain management, corporate governance and transparency and employing ESG strategies in our operations, our brand, reputation and employee retention may be negatively impacted, potential customers and suppliers may be unwilling to do business with us and investors may be unwilling to invest in us. In addition, as we work to align our ESG practices with industry standards, we have expanded and will likely continue to expand our disclosures in these areas. We also expect to incur additional costs and require additional resources to monitor, report, and comply with our various ESG practices. If we fail to adopt ESG standards or practices as quickly as stakeholders desire, report on our ESG efforts or practices accurately, or satisfy the disclosure and other expectations of stakeholders, our reputation, business, financial performance, growth, and stock price may be adversely impacted.

We are subject to consumer protection laws that regulate our marketing practices and prohibit unfair or deceptive acts or practices. Our actual or perceived failure to comply with such obligations could harm our business, and changes in such regulations or laws could require us to modify our products, marketing or advertising efforts.

In connection with the marketing or advertisement of our products and services, we could be the target of claims relating to false, misleading, deceptive, or otherwise noncompliant advertising or marketing practices, including under the auspices of the FTC and state consumer protection statutes. If we rely on third parties to provide any marketing and advertising of our products and services, we could be liable for, or face reputational harm as a result of, their marketing practices if, for example, they fail to comply with applicable statutory and regulatory requirements.

If we are found to have breached any consumer protection, advertising, unfair competition, or other laws or regulations, we may be subject to enforcement actions that require us to change our marketing and business practices in a manner which may negatively impact us. This could also result in litigation, fines, penalties, and adverse publicity that could cause reputational harm and loss of patient trust, which could have an adverse effect on our business.

Risks Related to ENvue’s Intellectual Property

References in this section to the “Company,” “we,” “our,” or “us” generally refer to ENvue Medical Holdings, Corp.

Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.

Our success will depend in part on our ability to maintain existing intellectual property and to obtain and maintain further intellectual property protection for our products and services, both in the U.S. and in other countries. We intend to protect our intellectual property rights, including our AI technology and related algorithms, through a combination of patent, trademark, copyright, and trade secret laws, as well as third-party confidentiality and assignment agreements. Our inability to do so could harm our competitive position.

We rely on our portfolio of issued and pending patent applications in the U.S. and other countries to protect a large part of our intellectual property and our competitive position; however, our currently pending or future patent filings may not result in the issuance of patents. While we generally apply for patents in those countries where we intend to make, have made, use, or sell patented products, we may not accurately predict all of the countries where patent protection will ultimately be desirable. If we fail to timely file for a patent, we may be precluded from doing so at a later date.

Patent rights are territorial, and patent protection extends only to those countries where we have issued patents. Filing, prosecuting and defending patents on our products and our future products in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Many countries do not protect intellectual property to the same extent as the U.S. or Europe, and their litigation processes differ. Competitors may successfully challenge or avoid our patents, or manufacture products in countries where we have not applied for patent protection. Changes in the patent laws in the U.S. or other countries may diminish the value of our patent rights. As a result of these and other factors, the scope, validity, enforceability, and commercial value of our patent rights are uncertain and unpredictable.

Furthermore, the patent positions of medical device companies involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. The issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Any patents issued to us may be challenged, invalidated, held unenforceable, circumvented, or may not be sufficiently broad to prevent third parties from producing competing products similar in design to our products. In addition, any protection afforded by foreign patents may be more limited than that provided under U.S. patent and intellectual property laws. There can be no assurance that any of our patents, any patents licensed to us, or any patents which we may be issued in the future, will provide us with a competitive advantage or afford us protection against infringement by others, or that the patents will not be successfully challenged or circumvented by third parties, including our competitors. Further, there can be no assurance that we will have adequate resources to enforce our patents. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods.

Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the U.S. that do not provide an extensive discovery procedure. Any litigation to enforce or defend our patent rights, if any, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

Moreover, advances in AI technology may generate developments that existing IP laws do not adequately protect. The legislative and regulatory environment is out of our control, may change rapidly and unpredictably, and may negatively influence our revenue, costs, earnings, and growth. Some rules and regulations may be subject to litigation or other challenges that delay or modify their implementation and impact on us.

We also may seek to rely on protection of copyright, trade secrets, know how, and confidential and proprietary information. We generally enter into confidentiality and non-compete agreements with our employees, consultants, and collaborative partners upon their commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition, and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. Further, other parties may independently develop substantially equivalent know-how and technology.

We currently own registered trademarks for our ENvue System, and we intend to rely on both registered and common law rights for our trademarks in the future. There can be no assurance that our future trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

Litigation, interferences, oppositions, re-exams, inter partes reviews, post grant reviews, or other proceedings are, have been, and may in the future be necessary in some instances to determine the validity and scope of certain of our proprietary rights, and in other instances to determine the validity, scope, or non-infringement of certain proprietary rights claimed by third parties to be pertinent to the manufacture, use, or sale of our products or provision of our services. These types of proceedings are unpredictable and may be protracted, expensive, and distracting to management. The outcome of such proceedings could adversely affect the validity and scope of our patent or other proprietary rights, hinder our ability to manufacture and market our products and provide our services, require us to seek a license for the infringed product or technology, or result in the assessment of significant monetary damages. An unfavorable ruling could include monetary damages or, in cases where injunctive relief is sought, an injunction prohibiting us from selling our products or providing our services. Any of these results from litigation could adversely affect our business, financial condition, and results of operations.

Successful cybersecurity attacks, data breaches, unapproved use of machine learning or AI tools, or other security incidents could result in the loss of IP and key technological advantages. Security incidents could result in, for example, unauthorized access to, disclosure, modification, misuse, loss, or destruction of company, patient, or other third party data; theft or import of sensitive, regulated, or confidential data including personal information and IP, such as key innovations in AI; the loss of access to critical data or systems through ransomware; and business delays.

If we infringe or violate the patents or proprietary rights of other parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited.

Our commercial success also depends upon our ability, and the ability of any third party with which we may partner, to develop, manufacture, market and sell our products, if approved, and use our patent-protected technologies without infringing the patents of third parties. Extensive litigation over patents and other intellectual property rights is common in the medical device industry.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products, or by covering the same or similar technologies that may affect our ability to market our products. For example, we may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

We may therefore in the future be the subject of patent or other litigation. From time to time, we may in the future receive letters from third parties drawing our attention to their patent rights. While we do not believe that we infringe upon any valid and enforceable rights that have been brought to our attention, and we take necessary steps to ensure that we do not infringe on the rights of others, there may be other more pertinent rights of which we are presently unaware. The defense and prosecution of intellectual property suits, interference proceedings, and related legal and administrative proceedings could result in substantial expense to us and significant diversion of effort by our technical and management personnel. An adverse determination of any litigation or interference proceeding to which we may become a party could subject us to significant liabilities. An adverse determination of this nature could also put our patents at risk of being invalidated or interpreted narrowly or require us to seek licenses from third parties. Licenses may not be available on commercially reasonable terms or at all, in which event, our business would be materially adversely affected. Intellectual property litigation or claims could force us to cease developing, selling or otherwise commercializing one or more of our products; to pay substantial damages for past use of the asserted intellectual property; and redesign, or rename in the case of trademark claims, our product(s) to avoid such third party rights, which may not be possible or which could be costly and time-consuming. Any of these risks coming to fruition could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our failure to secure trademark registrations could adversely affect our ability to market our products and operate our business.

Any future trademark applications in the United States and any other jurisdictions where we may file may not be allowed registration, and we may not be able to maintain or enforce our registered trademarks. During trademark registration proceedings, we may receive rejections. Although we are given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in corresponding foreign agencies, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our applications and/or registrations, and our applications and/or registrations may not survive such proceedings. Failure to secure such trademark registrations in the United States and in foreign jurisdictions could adversely affect our ability to market our products and our business.

We may be subject to claims that our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

As is common in the medical device industry, we may employ individuals who were previously employed at other companies similar to ours, including our competitors or potential competitors. We may become subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our products are obtained, once the patent life has expired for a product, we may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new products, patents protecting such products might expire before or shortly after such products are commercialized. As a result, our patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may be subject to claims challenging the inventorship of our patents and other intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor or an author. For example, we may have inventorship or ownership disputes arise from conflicting obligations of consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship or our ownership of our patents or other intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We use AI in our business, and challenges with properly managing its use could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

We incorporate AI solutions into our ENvue System, services, and features, and these applications are important in our operations. Our competitors or other third parties may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations.

Additionally, if the content, analyses, or recommendations that AI applications assist in producing are or are alleged to be deficient, inaccurate, or biased, our business, financial condition, and results of operations may be adversely affected. Our use of AI and machine learning is subject to risks related to flaws in our algorithms and datasets that may be insufficient or contain biased information. The development of AI technologies is complex, and there are several challenges associated with achieving the desired level of accuracy, efficiency, and reliability. The algorithms and models used in our AI systems may have limitations, including biases, errors, or inability to handle certain data types or scenarios. There is a risk of system failures, disruptions, or vulnerabilities that could compromise the integrity, security, or privacy of our platform. These failures could result in reputational damage, legal liabilities, or loss of user confidence, which could materially affect our business.

The use of AI applications has resulted in, and may in the future result in, cybersecurity incidents that implicate the personal data of patients and users of such applications. Any such cybersecurity incidents related to our use of AI applications could adversely affect our reputation and results of operations. AI also presents emerging ethical issues, and if our use of AI becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. The rapid evolution of AI, including potential government regulation of AI, will require significant resources to develop, test and maintain our platform, services, and features to help us implement AI ethically in order to minimize unintended, harmful impact.

Legislative and governmental activity in the privacy area may result in new laws or regulations that are applicable to us and that may hinder our business, for example, by restricting use or sharing of patient data, limiting our ability to provide certain data to our customers, limiting our ability to develop or modify our AI systems, or otherwise regulating AI and machine learning, including the use of algorithms and automated processing in ways that could materially affect our business, or which may lead to significant increases in the cost of compliance.

Risks Related to the 2025 Reverse Stock Split

The 2025 Reverse Stock Split may not increase the price of our common stock over the long-term and our common stock may be delisted.

The principal purpose of the 2025 Reverse Stock Split was to increase the trading price of our common stock to meet the minimum stock price standards of Nasdaq. However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that a reverse stock split will accomplish this objective for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that a reverse stock split will increase the market price of our common stock by a multiple of any reverse stock split ratio, or result in any permanent or sustained increase in the market price of our common stock sufficient to regain compliance with the conditions required by the Panel. The market price of our common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including our business and financial performance, general market conditions, and prospects for future success.

There can be no assurance that we will satisfy the conditions required by the Panel regarding the market price or ultimately regain compliance with all applicable requirements for continued listing on Nasdaq and maintain listing of our common stock.

If we are delisted from Nasdaq, among other things, it will increase the difficulty in our ability to raise money through the sale of our securities. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

The 2025 Reverse Stock Split may decrease the liquidity of our common stock.

The 2025 Reverse Stock Split reduced the total number of outstanding shares of common stock, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock does not increase as a result of a reverse stock split.

The 2025 Reverse Stock Split may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.

The 2025 Reverse Stock Split had the effect of increasing the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following a reverse stock split may be required to pay higher transaction costs if they sell their common stock.

The 2025 Reverse Stock Split may lead to a decrease in our overall market capitalization.

A reverse stock split, including the 2025 Reverse Stock Split, may be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. If the per share market price of our common stock does not increase in proportion to the reverse stock split ratio, or following such increase does not maintain or exceed such price, then our value, as measured by our market capitalization, will be reduced. Additionally, any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following a reverse stock split.

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

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, and cause existing clients/customers to discontinue. As well as prevent us from attracting new clients/customers, and interfere with the progress of our clinical trials, or interfere with our efforts to pursue regulatory approvals for our product candidates, or subject us to third-party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect our business, operating results or financial condition. For further information, see “Risk Factors-Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security” in Item 1A of this Annual Report on Form 10-K. We currently do not carry a cyber liability insurance policy, but are evaluating whether to acquire one to mitigate any financial impact of a cybersecurity breach.

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

ENvue has previously entered into a lease agreement for its headquarters office in Israel (Tel Aviv). Additionally, ENvue has entered into an agreement for storage, inventory management, order processing, and shipping services in the U.S. (Arlington Heights, Illinois).

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed. In February 2025, the Second Department informed counsel for the Company that the Second Department was beginning to process the appeal for calendaring.”

As of December 31, 2024, and 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.1 and $2.0 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

See also “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies,” which information is incorporated herein by reference, for a description of pending and recent litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on Nasdaq under the symbol “NAOV” since November 8, 2017. Prior to that date, our common stock was quoted on the OTCQB over-the-counter marketplace under the symbol “NAOV” since April 10, 2015. Prior to April 10, 2015, there was no established public trading market for our common stock.

Related Stockholder Matters

As of March 31, 2025, we had 759,297 issued and outstanding shares of common stock and 57,720 shares of Series X Non-Voting Convertible Preferred Stock. The common stock was held by 101 holders of record and the Series X Preferred Stock was held by 1 holders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees.

Authorized Capital and Preferred Stock

On March 3, 2021, we filed a proxy statement in connection with a special meeting of stockholders that was held on March 31, 2021, and ultimately adjourned until May 6, 2021, to (i) ratify the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 4,109,635 shares of common stock, and (ii) further increase the number of our authorized shares of common stock. On May 6, 2021, the Company’s stockholders voted to approve the ratification of the increase in the number of authorized shares of common stock from 20,000,000 to 24,109,635 and the issuance of such 373,603 shares of common stock to be effective as of December 4, 2020, but the stockholders did not approve a further increase in the number of its authorized shares of common stock.

On August 17, 2021, the Company’s stockholders voted to approve an amendment to our Amended and Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 24,109,635 shares to 40,000,000 shares.

As of March 31, 2025, there were no shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of March 31, 2025, there were no shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of March 31, 2025, there were no shares of our Series E Preferred Stock issued and outstanding. Each share of our Series E Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series E Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of March 31, 2025, there were no shares of our Series F Preferred Stock issued and outstanding. Each share of Series F Preferred Stock entitles the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series F Preferred Stock has a ratable number of votes). Thus, each one-thousandth of a share of Series F Preferred Stock entitles the holder thereof to 1,000 votes. The outstanding shares of Series F Preferred Stock will vote together with the outstanding shares of common stock of the Company as a single class exclusively with respect to (1) any proposal to adopt an amendment to Certificate of Incorporation to reclassify the outstanding shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the matters mentioned in the aforementioned proposal. The Series F Preferred Stock is not entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

As of March 31, 2025, there were 57,720 shares of our Series X Preferred Stock issued and outstanding. The conversion price for each share of Series X Preferred Stock shall be $0.6063. The conversion ratio (the “Conversion Ratio”) for each share of Series X Preferred Stock is determined by dividing the Stated Value (as defined in the Series X Certificate of Designations, as defined below) of each share of Series X Preferred Stock, initially valued at $606.3756, divided by the conversion price which provides an implied Conversion Ratio of 1,000 shares of common stock issuable upon the conversion of each share of Series X Preferred Stock, subject to adjustment as provided in the Certificate of Designations of the Series X Non-Voting Convertible Preferred Stock (the “Series X Certificate of Designations”). Effective as of 5:00 p.m. Eastern Time on the fourth business day after the approval of the shares of common stock issuable upon conversion of the Series X Preferred Stock (the “Series X Stockholder Approval”), each share of Series X Preferred Stock then outstanding shall automatically convert into a number of shares of common stock equal to the Conversion Ratio, subject to applicable beneficial ownership limitations. Subject the terms of the Series X Certificate of Designations, the Series X Preferred Stock is also convertible, at the option of the holder, at any time and from time to time following 5:00 p.m. Eastern Time on the third business day after the date that the Series X Stockholder Approval, into a number of shares of common stock equal to the Conversion Ratio, subject to the applicable beneficial ownership limitations. Except as otherwise provided in the Series X Certificate of Designations, or as required by the DGCL, the Series X Preferred Stock shall have no voting rights.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2024, were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Reverse Stock Splits

On February 8, 2023, we effected a reverse stock split of our common stock at a ratio of 1-for-20 (the “2023 Reverse Stock Split”, and on February 13, 2025, we effected a reverse stock split of our common stock at a ratio of 1-for11 (the “2025 Reverse Stock Split” and together with the 2023 Reverse Stock Split, the Reverse Stock Splits”) pursuant a Certificate of Amendment to our Amended and Restated Certificate of Incorporation. At the effective time of the 2023 Reverse Stock Split and the 2025 Reverse Stock Split, every 20 and 11 shares, respectively, of our issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Any fractional share of a stockholder resulting from the Reverse Stock Splits was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of our common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof. Except as otherwise indicated, all share and per-share figures in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Splits.

Recent Developments

2025 Reverse Stock Split

On March 13, 2025, at 4:05 p.m., Eastern Time, pursuant to a Certificate of Amendment to our Amended and Restated Certificate of Incorporation, as amended, 2025 Reverse Stock Split became effective. Our common stock began trading on Nasdaq on a split-adjusted basis on March 14, 2025. See “Reverse Stock Splits” above.

The Merger Agreement

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among the Company, NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 1,734,995 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 19.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock, par value $0.001 per share (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue. Each share of Series X Preferred Stock will be convertible into 1,000 shares of our common stock, subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of our common stock to the stockholders of Predecessor ENvue upon conversion of any and all shares of Series X Preferred Stock in accordance with the terms of the Certificate of Designation for the Series X Preferred Stock. The Merger was consummated and completed on February 14, 2025.

After giving effect to the Merger, pursuant to the terms and conditions of the Merger Agreement: (i) the holders of the outstanding equity of Predecessor ENvue immediately prior to the effective time of the First Merger (“First Effective Time”) own 19.9% of the common stock of the Company and 85.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 1,000:1) immediately following the First Effective Time, which following stockholder approval will allow the Series X Preferred Stock to convert to common stock of the Company which may result in the holders of Predecessor ENvue to own 85% of the common stock of the Company, and (ii) the holders of our outstanding equity immediately prior to the First Effective Time own 80.1% of the common stock of the Company and 15.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 1,000:1) immediately following the First Effective Time, which following stockholder approval which will allow the Series X Preferred Stock to convert to common stock of the Company which may result in our holders owning 15% of common stock of the Company.

Debenture Financing and Senior Convertible Debenture

On February 13, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we sold in a private placement, a senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval (the “Debenture Stockholder Approval”) of the issuance of the shares of common stock upon the conversion of the debenture (the “Debenture Financing”) and (ii) the date that is nine months following the date of issuance of the Debenture (“Maturity Date”), having an aggregate principal amount of $500,000. The closing of the Debenture Financing occurred on February 14, 2025.

On March 26, 2025 we amended and restated the Debenture to increase the Principal Amount to $1,300,000 to provide for the funding by Alpha Capital Anstalt (the “Investor”) to our subsidiary ENvue Medical Holdings, Corp. (“ENvue”), a wholly owned subsidiary of the Company of (i) an aggregate of $250,000 by the Investor to ENvue on February 6, 2025, (ii) an aggregate of $250,000 by the Investor to ENvue on March 4, 2025, and (iii) and an aggregate of $300,000 by the Investor to ENvue on March 26, 2025.

On the Maturity Date, we shall pay the Investor in cash or, at the option of the Investor, in the form of conversion shares, or a combination thereof, the entire outstanding principal amount of the Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of the Investor, at the initial conversion price of $4.8906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $0.97812. The Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

On February 13, 2025, as amended on March 26, 2025, in connection with the Purchase Agreement and issuance of the Debenture, we entered into that certain Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor. Pursuant to the Registration Rights Agreement, the Company is required to prepare and file a resale registration statement with the SEC within 30 calendar days following the closing date of the amended Debenture Financing (the “Filing Deadline”). The Company shall use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 calendar days of the Filing Deadline (or within 90 calendar days if the SEC reviews the resale registration statement).

January 2025 3(a)(9) Exchange

On January 7, 2025, we entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor pursuant to which we agreed to issue an aggregate of (i) 41,498 shares of common stock (the “3(a)(9) Shares”), (ii) a warrant to purchase up to 158,562 shares of common stock (the “January 2025 Warrant”), and (iii) a pre-funded warrant to purchase up to 178,132 shares of common stock (the “January 2025 Pre-Funded Warrant”), in exchange for the A-1 Warrant held by the Holder to purchase up to 264,271 shares of common stock at an exercise price of $16,17 per share (the “Exchange”). We cancelled the A-1 Warrant reacquired in the Exchange and the A-1 Warrant will not be reissued. The January 2025 Warrant has substantially the same terms as the A-1 Warrant, except that the shares of common stock issuable upon exercise of the January 2025 Warrant are subject to stockholder approval pursuant to the applicable rules and regulations of the Nasdaq, is exercisable for a term of five and one half years from the date such stockholder approval is received and deemed effective under Delaware law, and has an exercise price of $6.8296 per share.

Subsequent to the Exchange, the holder of the January 2025 Pre-Funded Warrant exercised the January 2025 Pre-Funded Warrant in full on a cashless basis in full for an aggregate of 228,354 shares of common stock.

The issuance in the Exchange of the 3(a)(9) Shares, the January 2025 Warrant, the January 2025 Pre-Funded Warrant and the shares of common stock issuable upon the exercise thereof pursuant to the Exchange Agreement was made in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act

Our operations in Israel

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed. In February 2025, the Second Department informed counsel for the Company that the Second Department was beginning to process the appeal for calendaring.”

As of December 31, 2024, and 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.1 and $2.0 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

Business Developments

Nasdaq Deficiency and Hearings Panel Decision

We currently do not meet the continued listing requirements of the Nasdaq Capital Market (“Nasdaq”). As previously disclosed, on April 10, 2024, we received a letter (the “Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our Common Stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”). The Letter also indicated that we were provided with a compliance period of 180 calendar days, or until October 7, 2024, in which to regain compliance with the Bid Price Rule pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We did not regain compliance with the Bid Price Rule by October 7, 2024, and on October 8, 2024, Nasdaq notified us that our securities were subject to delisting from Nasdaq unless we timely requested a hearing before the Nasdaq Hearings Panel (the “Panel”). We subsequently timely requested a hearing before the Panel, which was held on December 5, 2024 (the “Hearing”).

On November 19, 2024, we received an additional deficiency notice from the Staff indicating that we no longer satisfied the $2.5 million stockholders’ equity requirement set forth in Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”) for continued listing on Nasdaq. The Staff indicated that our non-compliance with the Equity Rule would be considered by the Panel at the Hearing and could serve as an additional basis for delisting of our securities from Nasdaq.

On December 26, 2024, we received a decision letter (the “Decision Letter”) from the Panel granting a limited extension of time for us to demonstrate compliance with the Bid Price Rule and the Equity Rule for continued listing on Nasdaq, subject to the following conditions: (i) on or before February 27, 2025, we will have obtained stockholder approval to effect the Reverse Stock Split; (ii) on or before March 31, 2025, we shall have effected the Reverse Stock Split and, thereafter, maintain a $1.00 closing bid price of the our common stock for a minimum of ten consecutive trading days; (iii) on or before March 31, 2025, we are required to demonstrate compliance with the Equity Rule by filing public disclosure with the SEC and demonstrate long-term compliance with the Equity Rule; and (iv) on or before March 31, 2025, we are required to demonstrate compliance with all continued listing requirements for Nasdaq. On February 24, 2025, we obtained approval from our stockholders to file a certificate of amendment to our Certificate of Incorporation to effectuate the 2025 Reverse Stock Split, among others, and on March 13, 2025, the 2025 Reverse Stock Split became effective. As of the date of this Annual Report on Form 10-K, we have not regained compliance with listing rules of Nasdaq.

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

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2024, and 2023, there was no allowance on inventory.

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

Recently issued accounting standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09). ASU 2023-09 requires that an entity, on an annual basis, disclose additional income tax information, primarily related to the rate reconciliation and income taxes paid. The amendment in the ASU is intended to enhance the transparency and decision usefulness of income tax disclosures. The ASU’s amendments are effective for annual periods beginning after December 15, 2024. The adoption of Topic 740 did not have a material -effect on the Company’s consolidated financial statements.

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 3, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

Results of Operations

Year Ended December 31, 2024, Compared to Year Ended December 31, 2023

Revenues. For the years ended December 31, 2024, and 2023, our revenues were approximately $2,558,000 and $2,283,000, respectively, an increase of approximately 12%, or $275,000, between the periods. The increase was due to increased revenues from customers from Veteran Administration facilities and through workman’s compensation programs who are referred to us from certain sales representatives, and our largest direct medical equipment distributor in 2024. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the year ended December 31, 2024, the percentage of revenues attributable to our products was: PainShield MD – 45%, PainShield Plus – 28%, Monthly Kits - 27%. For the year ended December 31, 2023, the percentage of revenues attributable to our products was: PainShield – 93% and UroShield – 7%. For the years ended December 31, 2024, and 2023, the portion of our revenues that was derived from our largest direct medical equipment distributor, Ultra Pain Products LLC, were 31% and 38%, respectively, and customers introduced by our sales representatives were 67% and 41%, respectively.

Gross Profit. For the years ended December 31, 2024, and 2023, gross profit was approximately $1,508,000 and $1,537,000, respectively, a decrease of approximately 2% or $29,000. The increase was mainly due to the increase in revenues in 2024. The decrease in the gross margin percentage was due to lowering our wholesale sales price awarded to customers from Veteran Administration facilities or through workman’s compensation programs who are referred to us from certain sales representatives, which became effective in the second quarter of 2024.

Gross profit as a percentage of revenues were approximately 59% and 67% for the years ended December 31, 2024, and 2023, respectively. The increase in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the years ended December 31, 2024, and 2023, research and development expenses were approximately $909,000 and $185,000, respectively, an increase of approximately 391%, or $724,000 between the periods. The increase was due to the costs of our product development project which we started in 2024 as well as the cost of our clinical trial test program with the University of Michigan which took place in 2024.

Research and development expenses as a percentage of total revenues were approximately 36% and 8% for the years ended December 31, 2024, and 2023, respectively.

Our research and development expenses consist mainly of expenses related to subcontracting research and development and clinical trial activities, as well as payroll expenses to employees, and the associated facilities’ costs, who are involved with research and development activities.

Selling and Marketing Expenses. For the years ended December 31, 2024, and 2023, selling and marketing expenses were approximately $720,000 and $864,000, respectively, a decrease of approximately 17%, or $144,000 between the periods. The decrease was due to consulting fees and costs incurred related to the website development project which was completed in 2023.

Selling and marketing expenses as a percentage of total revenues were approximately 28% and 38% for the years ended December 31, 2024, and 2023, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the years ended December 31, 2024, and 2023, general and administrative expenses were approximately $3,461,000 and $3,924,000, respectively, a decrease of approximately 12%, or $463,000 between the periods. The decrease was mainly due to a decrease of legal fees related to securities and litigation matters, as well as accounting fees incurred.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 135% and 172% for the years ended December 31, 2024, and 2023, respectively.

Interest expense. For the years ended December 31, 2024, and 2023, our interest expenses were $135,000 and $135,000, respectively. This pertains to the interest on the Company’s judgment liability in the current and prior years.

Income tax expense. For the years ended December 31, 2024, and 2023, our income tax expense was approximately $19,000 and $29,000, respectively. The tax expense is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net Loss. Our net loss decreased by approximately 6,000 or less than 1%, to approximately $3,705,000 for the year ended December 31, 2024, from approximately $3,711,000 during the same period in 2023. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred net losses of approximately $3,705,000 during the year ended December 31, 2024, which primarily consisted of increased revenues and increased gross margins offset by our operating expenses. We also had negative cash flow from operating activities of $2,516,000 for the year ended December 31, 2024. Although we received proceeds from the exercise of certain prefunded warrants amounting to $1,000 and had a cash balance of just over $752,000 as of December 31, 2024, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of our ability to continue as a going concern. We will need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the year ended December 31, 2024, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of December 31, 2024, and we are not aware of any material trends in capital resources that would impact our business.

As of December 31, 2024, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Summary of Cash Flow

General. As of December 31, 2024, we had cash of approximately $752,000, compared to approximately $3,283,000 as of December 31, 2023. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $2,516,000 for the years ended December 31, 2024, and approximately $3,602,000 for the same period in 2023. The decrease in our net cash used in operating activities in the amount of $1,086,000 is mainly attributable to the sale of inventory that was mostly paid in 2023 and changes in working capital accounts, partially offset by decrease in noncash expenses of interest expense and stock compensation expense.

Cash used in our investing activities was approximately $3,000 and $1,000 for the years ended December 31, 2024, and 2023, respectively, from purchases of fixed assets.

Cash provided by financing activities during the year ended December 31, 2024, was approximately $1,000, which was primarily composed of the net proceeds received from the exercise of prefunded warrants. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Our management including the Chief Executive Officer and Chief Financial Officer has determined that, as of December 31, 2024, the Company’s disclosure controls and procedures are effective and has concluded the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013). Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was effective as of December 31, 2024, as a result of the material weakness described below.

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

Management’s Remediation Plans

To date, we have implemented certain measures to address the identified material weakness. These measures include increasing the use of an accounting firm to provide and enhance our financial reporting and reviewing our closing procedures as well as improving our internal controls. We intend to continue to take steps to remediate the material weakness described above and further evolve our internal controls and processes. We will not be able to remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

The following remedial actions were taken through the year ended December 31, 2024:

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

During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. Although the Company has taken numerous steps, our remediation plan is not complete because we did not have adequate controls in place to ensure adequate review, including the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of December 31, 2024. We plan to enhance our testing plans and improve procedures to implement and maintain adequate controls over our financial processes and reporting in the future, and maintain a system of testing to ensure our controls, procedures and management are operating effectively. To address these internal control deficiencies, management will continue to perform additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2024, there were several changes in our internal control over financial reporting that management believes has materially improved our internal controls over financial reporting. These implemented changes included, but not necessarily limited to: (i) conduct of a comprehensive review of existing controls related to information technology and systems relevant to financial statement preparation; (ii) establishment of a formalized written set of policies and procedures, including testing documentation, to ensure compliance with the COSO 2013 framework and maintaining comprehensive documentation of all control procedures, policies, and testing documentation; (iii) development and implementation of proper accounting and reconciliation procedures for tracking the number of securities issued; (iv) development and formalization of appropriate IT policies, including segregation of duties and monitoring procedures; and (v) engagement of third-party consultants with expertise in internal controls and regulatory compliance to provide guidance and assistance in enhancing control frameworks and addressing deficiencies effectively. In additional to the foregoing, from time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each director as of March 31, 2025.

Name	Age	Position with the Company
Brian Murphy	68	Chief Executive Officer and Director
Christopher Fashek(3)	74	Chairman of the Board
Martin Goldstein, M.D.(3)	56	Director
Thomas R. Mika(1)(2)	72	Director
Aurora Cassirer(1)(2)(3)	72	Director
Doron Besser, M.D.	56	Director
Zeev Rotstein, M.D.(2)	74	Director

(1)	Current member of Compensation Committee.
(2)	Current member of Audit Committee.
(3)	Current member of Nominating and Corporate Governance Committee.

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

Thomas R. Mika, Director. Mr. Mika has served as our director since April 27, 2015. Mr. Mika has over 30 years of senior management, finance and consulting experience. Mr. Mika is currently executive vice president and chief financial officer of POET Technologies, Inc. (TSX Venture: PTK, NASDAQ: POET) and previously served as chief executive officer of CollabRx, Inc. (NASDAQ: CLRX) and its predecessor, Tegal Corporation (NASDAQ: TGAL). CollabRx was a pioneer in clinical decision-support and precision oncology based on genomic testing. Mr. Mika was the chairman and chief executive officer of Tegal since March 2005, which became CollabRx in 2012, and served as its Chief Financial Officer since 2002. From 1992 to 2002, Mr. Mika served on the Company’s Board, which included periods of service as the chairman of the compensation committee and a member of the audit committee. Previously, Mr. Mika co-founded IMTEC, a boutique investment and consulting firm whose areas of focus included health care, pharmaceuticals, media and information technology. As a partner of IMTEC, Mr. Mika served clients in the United States, Europe and Japan over a period of 20 years, taking on the role of chief executive officer in several ventures. Earlier in his career, Mr. Mika was a managing consultant with Cresap, McCormick & Paget and a policy analyst for the National Science Foundation. Mr. Mika holds a bachelor of science degree in Microbiology from the University of Illinois at Urbana-Champaign and a master of business administration degree from the Harvard Graduate School of Business. Mr. Mika’s qualifications to serve on our Board include his significant strategic and business insight from his prior service on the Board of other publicly held companies, as well as his substantial senior management, finance and consulting experience.

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

Zeev Rotstein, M.D. Professor Rotstein is an internationally recognized cardiologist and expert in health management systems, with decades of experience across consultancy and academia. Professor Rotstein worked for 36 years at Sheba Medical Center (“Sheba”) in Tel Hashomer, Israel. He started as a senior cardiologist in 1977, served as Deputy Director during 1988 to 1999, served as Director of Sheba’s Acute Care Hospital during 1999-2004, and served as Director General, during 2004-2016, at which time Sheba was considered one of the top hospitals in the world. During 2016-2021, Prof. Rotstein was the CEO and Director General of the Hadassah Medical Center in Jerusalem. Professor Rotstein graduated from the Sackler School of Medicine at Tel Aviv University. He received his Master of Health Administration (MHA) from the Leon Recanti Graduate School of Business Administration at Tel Aviv University and was certified by the Israel Ministry of Health as a specialist in Health Systems Management. Additionally, he has held fellowships at the New York Department of Health, Tufts University, and the School of Hygiene and Public Health of Johns Hopkins Bloomberg School of Public Health. Professor Rotstein’s experience and knowledge of the health management industry provide him the appropriate experience to serve on our Board.

Doron Besser, M.D. Doron Besser is the CEO and President of ENvue Medical. Prior to ENvue, Dr. Besser served as CEO of Angioslide Ltd., a company specializing in innovative, cost effective angioplasty products. Dr. Besser guided the company through its infancy stages, which included complicated animal and human trials, to FDA clearance, CE approval and initial market penetration in Europe and the US. Dr. Besser also served as VP of Clinical and Marketing and VP of Business Development at superDimension, a leader in minimally-invasive pulmonology devices. Dr. Besser helped lead superDimension from its inception, serving on the core team that identified opportunities within the pulmonology market. In 2012, Covidien acquired superDimension for approximately $300 million. As a seasoned entrepreneur, Dr. Besser specializes in identifying breakthrough technologies and developing them throughout all product development phases, including international sales and marketing activities. Dr. Besser holds a Doctor of Medicine degree from Munich’s Ludwig-Maximilians University. Dr. Besser’s experience in the healthcare industry provides him the appropriate experience to serve on our Board.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers and certain significant employees as of March 31, 2025.

Name	Age	Position
Brian Murphy	68	Chief Executive Officer and Director
Stephen Brown	68	Chief Financial Officer
Harold Jacob, M.D.	70	Chief Medical Officer

Please see the biography of Mr. Murphy above in the section “Board of Directors.”

Stephen Brown, Chief Financial Officer. Mr. Brown has served as our chief financial officer since October 5, 2020. Previously, Mr. Brown served as the Company’s Chief Financial Officer from February 3, 2015, through April 30, 2019 and continued to serve as a financial consultant for the Company until his appointment as Chief Financial Officer on October 5, 2020. Mr. Brown previously served as Chief Financial Officer for IDT Corporation (NYSE: IDT) from April 1995 to January 2009, during which time he oversaw the initial public offering of a start-up telecommunications company and guided it through the spin-offs of two subsidiaries, various public offerings and bank facilities. During his tenure at IDT, Mr. Brown also served on IDT’s board of directors for six years and on the board of directors of Net2Phone Inc. for five years. Mr. Brown was also the founder and chairman of IDT Entertainment Inc., a movie studio and media subsidiary of IDT. From 2009 to the present, Mr. Brown has served as a managing partner of The Mcguffin Group Financial, a financial and business consulting firm concentrating on advising early stage and micro-cap companies. He is also a partner in an accounting and tax practice, Brown, Brown and Associates. Mr. Brown was formerly a certified public accountant, is a member of the Academy of Television Arts and Sciences and serves on the board of directors for several educational institutions, including on the Board of Governors for Touro College.

Harold Jacob, M.D., Chief Medical Officer. Dr. Jacob has served as our chief medical officer since March 1, 2014, and as our director since September 2003 through February 14, 2025. From September 2003 to February 4, 2014, Dr. Jacob served as chairman of the board of directors of the Company (the “Board”), and from September 2003 to March 1, 2014, Dr. Jacob served as our chief executive officer. Dr. Jacob also performed the functions of a principal financial officer until April 1, 2014. Dr. Jacob is our co-founder and has worked extensively in medical device development. Dr. Jacob also served part-time as an attending gastroenterologist at Shaare Zedek Medical Center in Jerusalem, Israel from 2004 to March 2011. Since April 2011, he has been an attending physician in Gastroenterology at Hadassah University Hospital in Jerusalem, Israel. From 1999 to the present, Dr. Jacob has served as the president of Medical Instrument Development Inc., which provides consulting services to start-up and early stage companies and patents its own proprietary medical devices. From 1997 to 2003, Dr. Jacob served as director of medical affairs at Given Imaging Ltd., a company that developed the first swallowable wireless pill camera for inspection of the intestines. Dr. Jacob also formerly served as a director for Oramed Pharmaceuticals Inc., a pharmaceutical company focused on the development of innovative orally ingestible capsule medication.

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

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that Christopher Fashek, Martin Goldstein, M.D., Thomas R. Mika, Aurora Cassirer, and Zeev Rotstein or five of our seven directors, do not have a relationship (other than being a director and/or a stockholder) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Rules.

Our Board also determined that (i) Thomas Mika and Aurora Cassirer and Zeev Rotstein, who compose our Audit Committee, (ii) Aurora Cassirer, Thomas Mika and Zev Rotstein, who compose our Compensation Committee, and (iii) Martin Goldstein, Christopher Fashek and Aurora Cassirer, who compose our Nominating and Corporate Governance Committee, each satisfy the independence standards for those committees established by the applicable rules and regulations of the SEC and the Nasdaq Rules. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. We intend to comply with all size and independence requirements for committees within the applicable time periods.

Board Committees, Meetings and Attendance

During the year ended December 31, 2024, the Board held 6 meetings. We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders, either in person or by teleconference. During the year ended December 31, 2024, each director attended at least 75% of the total number of meetings held by the Board and Board committees of which such director was a member. Last year’s annual meeting was not attended by any directors.

Our Board currently has three standing committees which consist of an audit committee (the “Audit Committee”), a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) and a compensation committee (the “Compensation Committee”), each of which has the composition and responsibilities described below.

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

Audit Committee. The Audit Committee is comprised of of Messrs. Thomas Mika (chair), Aurora Cassirer and Professor Rotstein, each of whom our Board has determined to be financially literate and qualify as an independent director under Sections 5605(a)(2) and 5605(c)(2) of the Nasdaq Rules and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Mr. Thomas Mika qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board also determined that each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The function of the Audit Committee is to assist the Board in its oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the qualifications, independence and performance of our independent auditors and (4) audit and non-audit fees and services.

The audit committee met 4 times during the year ended December 31, 2024.

Prior to each of Mr. Ferguson and Ms. Schroeder’s resignation from the Board and all committees thereto on February 14, 2025, each of Mr. Ferguson and Ms. Schroeder were financially literate and qualified as independent directors under Sections 5605(a)(2) and 5605(c)(2) of the Nasdaq Rules and Rule 10A-3(b)(1) of the Exchange Act.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is comprised of Ms. Aurora Cassirer (chair) and Martin Goldstein and Christopher Fashek, each of whom our Board has determined qualifies as an independent director under Section 5605(a)(2) of the Nasdaq Rules.

The primary function of the Nominating and Corporate Governance Committee is to identify individuals qualified to become board members, consistent with criteria approved by the Board, and select the director nominees for election at each annual meeting of stockholders as well as reviewing the Company’s corporate governance policies and any related matters.

The Nominating and Corporate Governance Committee met 1 time during the year ended December 31, 2024.

Prior to Ms. Schroeder’s resignation from the Board and all committees thereto on February 14, 2025, Ms. Schroeder qualified as an independent director under Section 5604(a)(2) of the Nasdaq Rules.

Compensation Committee. The Compensation Committee is comprised of Thomas Mika and Ms. Aurora Cassirer, each of whom our Board has determined qualifies as an independent director under Sections 5605(a)(2) and 5605(d)(2) of the Nasdaq Rules, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act. The function of the compensation committee will be to discharge the Board’s responsibilities relating to compensation of our directors and executives and our overall compensation programs.

The primary objective of the Compensation Committee will be to develop and implement compensation policies and plans that are appropriate for us in light of all relevant circumstances and which provide incentives that further our long-term strategic plan and are consistent with our culture and the overall goal of enhancing enduring stockholder value.

The Compensation Committee met 4 times during the year ended December 31, 2024.

Prior to Mr. Ferguson’s resignation from the Board and all committees thereto, Mr. Ferguson qualified as an independent director under Sections 5605(a)(2) and 5605(d)(2) of the Nasdaq Rules, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act.

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

Insider Trading Policy and Anti-Hedging Policy

We maintain an insider trading policy that applies to our officers and directors that prohibits trading our securities during certain established periods and when in possession of material non-public information. It also prohibits, unless approved in advance in limited circumstances by the policy administrator, the hedging of our securities, including short sales or purchases or sales of derivative securities based on our securities, and the use of our securities to secure a margin or other loan. Since the adoption of our insider trading policy, the policy administrator has not granted any such exemptions to the policy’s general prohibition on hedging or pledging. While the Company is not subject to the insider trading policy, the company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our directors and executive officers, and any other person who owns more than ten percent (10%) of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on information furnished to us and written representations by such persons that no such other reports were required to be filed, we believe that all such SEC filing requirements were met in a timely manner during the year ended December 31, 2024, other than with respect to the following:

On February 26, 2024, a Form 4 for each of Aurora Cassirer, Martin Goldstein, Michael Ferguson, Thomas Mika, Harold Jacob and Maria Schroeder was filed late due to an administrative error, to report the grant of stock options granted under the 2024 Plan, which such stock options were granted on January 23, 2024.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2024, (ii) the two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2024, (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the person was not serving as our executive officer at December 31, 2024 (collectively our “Named Executive Officers”):

Name	Position
Brian Murphy	Chief Executive Officer
Stephen Brown	Chief Financial Officer

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2024, and 2023 by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)(2)
Brian Murphy	2024	308,750	73,000	42,285	-	424,035
	2023	300,000	82,500	159,631	-	541,861

Stephen Brown	2024	257,292	22,500	26,428	-	306,220
	2023	250,000	42,500	69,167	-	361,667

(1)	Represents incentive compensation payments earned.
(2)	In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the twelve-month period ended December 31, 2023, in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3- “Significant Accounting Policies” and Note 7- “Stockholders’ Equity (Deficiency)” to our audited consolidated financial statements for the fiscal year ended December 31, 2023, included herein.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have entered into agreements with each of our Named Executive Officers. A description of each of these agreements follows.

Brian Murphy, Chief Executive Officer

2022 Murphy Employment Agreement

On January 1, 2022, we entered into an employment agreement with Mr. Murphy (the “2022 Murphy Employment Agreement”), with an annual base salary of $300,000 less applicable payroll deductions and tax withholdings for all services rendered by him under the 2022 Murphy Employment Agreement and a target bonus in an amount of up to $100,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Murphy has met performance criteria for the year, as determined in good faith by the Board.

In addition, pursuant to the 2022 Murphy Employment Agreement, Mr. Murphy is eligible to receive certain stock options, restricted stock, stock appreciation rights or similar stock-based rights granted to Mr. Murphy as set forth separately in applicable award agreements.

The 2022 Murphy Employment Agreement had a term of two years and also contained certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Murphy. Prior to the 2022 Murphy Employment Agreement, we previously entered into an employment agreement with Mr. Murphy, effective as of October 13, 2016, and which expired on October 13, 2019, after which Mr. Murphy became an employee at will until the 2022 Murphy Employment Agreement.

2024 Murphy Employment Agreement

On September 20, 2024, we entered into a new employment with Mr. Murphy (the “2024 Murphy Employment Agreement”), pursuant to which the parties agreed to have Mr. Murphy continue to serve as our Chief Executive Officer, effective September 20, 2024, through August 31, 2025, unless earlier terminated by either party pursuant to the 2024 Murphy Employment Agreement. The 2022 Murphy Employment Agreement terminated upon effectiveness of the 2024 Murphy Agreement.

As consideration for his services as Chief Executive Officer, Mr. Murphy will be entitled to receive (i) an annual base salary of $321,000, less applicable payroll deductions and tax withholdings; (ii) reimbursement of any reasonable and customary, documented out-of-pocket expenses actually incurred by Mr. Murphy in connection with the performance of his services under the 2024 Murphy Employment Agreement; and (iii) an annual bonus of up to $100,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Murphy met performance criteria for the calendar year, as determined by us in good faith. Mr. Murphy may also be eligible to receive certain grants of incentive stock options to purchase shares of common stock.

Either party may terminate the 2024 Murphy Employment Agreement at any time upon ninety (90) days written notice. Upon termination of Mr. Murphy’s employment, we shall pay Mr. Murphy (i) any unpaid salary accrued through the date of termination, (ii) any accrued and unpaid vacation or similar pay to which Mr. Murphy is entitled as a matter of law or Company policy, and (iii) any unreimbursed expenses properly incurred prior to the date of termination (the “Murphy Accrued Obligations”).

In the event we terminate Mr. Murphy’s employment for cause, we shall have no further liability or obligation to Mr. Murphy under the 2024 Murphy Employment Agreement or in connection with Mr. Murphy’s employment, except for the Murphy Accrued Obligations.

The 2024 Murphy Employment Agreement also contains certain standard non-competition, non-solicitation, confidentiality, and assignment of inventions requirements for Mr. Murphy.

For the years ended December 31, 2024, and December 31, 2023, the compensation committee approved performance bonuses of $73,000 and $82,500, respectively.

Stephen Brown, Chief Financial Officer

2022 Brown Employment Agreement

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

The 2022 Brown Employment Agreement had an initial term of two years and thereafter automatically renewed on an annual basis unless written notification is provided by Mr. Brown or the Company of the desire to not renew for the subsequent year. The 2022 Brown Employment Agreement also contained certain noncompetition, non-solicitation, non-disparagement, confidentiality and assignment of work product requirements for Mr. Brown. Prior to the 2022 Brown Employment Agreement, we previously entered into an employment agreement with Mr. Brown on October 5, 2020.

2024 Brown Employment Agreement

On September 20, 2024, the Company entered into a new employment agreement with Mr. Brown (the “2024 Brown Employment Agreement”), pursuant to which the parties agreed to have Mr. Brown continue to serve as Chief Financial Officer of the Company, effective September 20, 2024, through August 31, 2025, unless earlier terminated by either party pursuant to the 2024 Brown Agreement. The 2022 Brown Employment Agreement terminated upon effectiveness of the 2024 Brown Employment Agreement.

As consideration for his services as Chief Financial Officer, Mr. Brown will be entitled to receive (i) an annual base salary of $267,500, less applicable payroll deductions and tax withholdings; (ii) reimbursement of any reasonable and customary, documented out-of-pocket expenses actually incurred by Mr. Brown in connection with the performance of his services under the 2024 Brown Employment Agreement; and (iii) an annual bonus of up to $50,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Brown has met performance criteria for the calendar year, as determined by us in good faith. Mr. Brown may also be eligible to receive certain grants of incentive stock options to purchase shares of common stock.

Either party may terminate the 2024 Brown Agreement at any time upon ninety (90) days written notice. Upon termination of Mr. Brown’s employment, we shall pay Mr. Brown (i) any unpaid salary accrued through the date of termination, (ii) any accrued and unpaid vacation or similar pay to which Mr. Brown is entitled as a matter of law or Company policy, and (iii) any unreimbursed expenses properly incurred prior to the date of termination (the “Brown Accrued Obligations”).

In the event we terminate Mr. Brown’s employment for cause, we shall have no further liability or obligation to Mr. Brown under the 2024 Brown Employment Agreement or in connection with Mr. Brown’s employment, except for the Brown Accrued Obligations.

The 2024 Brown Agreement also contains certain standard non-competition, non-solicitation, confidentiality, and assignment of inventions requirements for Mr. Brown.

For the years ended December 31, 2024, and 2023, the compensation committee approved performance bonuses of $22,500 and $42,500, respectively.

On November 15, 2023, Mr. Brown was granted options to purchase 1,273 shares of common stock at an exercise price of $13.64 per share, which were fully vested on the grant date.

Retirement, Health, Welfare and Additional Benefits

All of our Named Executive Officers are eligible to participate in our employee benefit plans and programs, including medical benefits, to the same extent as our other full-time employees, subject to the terms and eligibility requirements of those plans.

2004 Global Share Option Plan

In November 2004, our Board adopted the 2004 Global Share Option Plan, pursuant to which 36,364 shares of our common stock were reserved for issuance as awards to employees, directors, consultants and other service providers. The purpose of the 2004 Global Share Option Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees, to encourage a sense of proprietorship and stimulate an active interest of such persons in our development and financial success. The 2004 Global Share Option Plan which was administered by our Board expired on February 28, 2014.

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

On February 19, 2024, the 2014 Plan expired in accordance with its terms. Any awards granted on or before such date will continue to be effective in accordance with their terms and conditions.

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

2024 Long-Term Incentive Plan

Description of the 2024 Plan

Purpose. The purpose of the 2024 Plan is to enable us to remain competitive and innovative in our ability to attract and retain the services of key employees, key contractors, and outside directors. The 2024 Plan provides for the granting of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem, and which may be paid in cash or shares of our common stock. The 2024 Plan is expected to provide flexibility to our compensation methods in order to adapt the compensation of key employees, key contractors, and outside directors to a changing business environment, after giving due consideration to competitive conditions and the impact of applicable tax laws.

Effective Date and Expiration. The 2024 Plan was originally approved by our Board on November 6, 2023, subject to stockholder approval. The 2024 Plan will be effective upon approval by our stockholders (such date being, the “Effective Date”), and the 2024 Plan will terminate on the tenth anniversary of the Effective Date, unless sooner terminated by our Board. No award may be made under the 2024 Plan after its termination date, but awards made prior to the termination date may extend beyond that date.

Share Authorization. Subject to certain adjustments and to increase by any shares subject to Prior Plan Awards (defined below) that are eligible for reuse, the number of shares of our common stock that are reserved for issuance pursuant to awards under the 2024 Plan is six hundred thousand (600,000) shares, of which 100% may be delivered pursuant to incentive stock options. “Prior Plan Awards” means (i) any awards under the Prior Plan (defined below) that are outstanding on the Effective Date and that, on or after the Effective Date, are forfeited, expire, or are canceled; and (ii) any shares subject to awards relating to common stock under the Prior Plan that, on or after the Effective Date, are settled in cash. “Prior Plan” means the 2014 Plan. Any awards outstanding under the Prior Plan as of the Effective Date will continue to be governed by the terms and conditions of the Prior Plan and the applicable award agreement.

Shares to be issued may be made available from authorized but unissued shares of our common stock, shares held by us in our treasury, or shares purchased by us on the open market or otherwise. During the term of the 2024 Plan, we will at all times reserve and keep enough shares available to satisfy the requirements of the 2024 Plan. If an award under the 2024 Plan or any Prior Plan Award is cancelled, forfeited, or expires, in whole or in part, the shares subject to such forfeited, expired, or cancelled award may again be awarded under the 2024 Plan. In the event that previously acquired shares are delivered to us in full or partial payment of the option price for the exercise of a stock option granted under the 2024 Plan, the number of shares available for future awards under the 2024 Plan shall be reduced only by the net number of shares issued upon the exercise of the stock option or settlement of an award. Awards that may be satisfied either by the issuance of common stock or by cash or other consideration shall be counted against the maximum number of shares that may be issued under the 2024 Plan only during the period that the award is outstanding or to the extent the award is ultimately satisfied by the issuance of shares. An award will not reduce the number of shares that may be issued pursuant to the 2024 Plan if the settlement of the award will not require the issuance of shares, as, for example, a stock appreciation right that can be satisfied only by the payment of cash. Only shares forfeited back to us; shares cancelled on account of termination, expiration, or lapse of an award; shares surrendered in payment of the option price of an option; or shares withheld for payment of applicable employment taxes and/or withholding obligations resulting from the exercise of a stock option shall again be available for grant as incentive stock options under the 2024 Plan, but shall not increase the maximum number of shares described above as the maximum number of shares that may be delivered pursuant to incentive stock options.

Limitation on Outside Director Awards. Outside directors may not be granted awards under the 2024 Plan in any calendar year that exceed seven hundred thousand dollars ($700,000) in the aggregate (with the fair market value of any equity awards determined as of the date of grant), other than a one-time award granted to a newly appointed or elected outside director not to exceed an additional seven hundred thousand dollars ($700,000) in the aggregate; provided, however, that these limits shall not apply to any awards made pursuant to a deferred compensation arrangement in lieu of all or a portion of cash retainers otherwise payable to an outside director.

Administration. The 2024 Plan is administered by the compensation committee of our Board (the “Committee”). At any time there is no Committee to administer the 2024 Plan, any reference to the Committee is a reference to the Board. The Committee will determine the persons to whom awards are to be made; determine the type, size, and terms of awards; interpret the 2024 Plan; establish and revise rules and regulations relating to the 2024 Plan and any sub-plans, including, without limitation, any sub-plans for awards made to participants who are not residents of the United States; establish performance goals for awards and certify the extent of their achievement; and make any other determinations that it believes necessary for the administration of the 2024 Plan. The Committee may delegate certain duties to one or more of our officers as provided in the 2024 Plan.

Eligibility. Employees (including any employee who is also a director or an officer), contractors, and outside directors of us or our subsidiaries whose judgment, initiative, and efforts contributed to or may be expected to contribute to our successful performance are eligible to participate in the 2024 Plan. As of the date of this Annual Report on Form 10-K, we had 7 employees, 9 contractors, and 5 non-employee directors who would be eligible for awards under the 2024 Plan.

Stock Options. The Committee may grant either incentive stock options (“ISOs”) qualifying under Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”) or nonqualified stock options, provided that only employees of us and our subsidiaries (excluding subsidiaries that are not corporations) are eligible to receive ISOs. Stock options may not be granted with an option price less than 100% of the fair market value of a share of common stock on the date the stock option is granted. If an ISO is granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or any parent or subsidiary), the option price shall be at least 110% of the fair market value of a share of common stock on the date of grant. The Committee will determine the terms of each stock option at the time of grant, including, without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each option, the times at which each option will be exercisable, and provisions requiring forfeiture of unexercised options at or following termination of employment or service generally are fixed by the Committee, except that the Committee may not grant stock options with a term exceeding 10 years or, in the case of an ISO granted to an employee who owns or is deemed to own more than 10% of the combined voting power of all classes of our stock (or any parent or subsidiary), a term exceeding five years.

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

Stock Appreciation Rights. The Committee is authorized to grant stock appreciation rights (“SARs”) as a stand-alone award, or freestanding SARs, or in conjunction with options granted under the 2024 Plan, or tandem SARs. SARs entitle a participant to receive an amount equal to the excess of the fair market value of a share of common stock on the date of exercise over the fair market value of a share of our common stock on the date of grant. The grant price of a SAR cannot be less than 100% of the fair market value of a share of our common stock on the date of grant. The Committee will determine the terms of each SAR at the time of the grant, including, without limitation, the methods by or forms in which shares will be delivered to participants. The maximum term of each SAR, the times at which each SAR will be exercisable, and provisions requiring forfeiture of unexercised SARs at or following termination of employment or service generally are fixed by the Committee, except that no freestanding SAR may have a term exceeding 10 years and no tandem SAR may have a term exceeding the term of the option granted in conjunction with the tandem SAR. Distributions to the recipient may be made in common stock, cash, or a combination of both as determined by the Committee.

Restricted Stock and Restricted Stock Units. The Committee is authorized to grant restricted stock and restricted stock units. Restricted stock consists of shares of our common stock that may not be sold, assigned, transferred, pledged, hypothecated, encumbered, or otherwise disposed of, and that may be forfeited in the event of certain terminations of employment or service, prior to the end of a restricted period as specified by the Committee. Restricted stock units are the right to receive shares of common stock at a future date in accordance with the terms of such grant upon the attainment of certain conditions specified by the Committee, which include a substantial risk of forfeiture and restrictions on their sale or other transfer by the participant. The Committee determines the eligible participants to whom, and the time or times at which, grants of restricted stock or restricted stock units will be made; the number of shares or units to be granted; the price to be paid, if any; the time or times within which the shares covered by such grants will be subject to forfeiture; the time or times at which the restrictions will terminate; and all other terms and conditions of the grants. Restrictions or conditions could include, but are not limited to, the attainment of performance goals (as described below), continuous service with us, the passage of time, or other restrictions or conditions. Except as otherwise provided in the 2024 Plan or the applicable award agreement, a participant shall have, with respect to shares of restricted stock, all of the rights of a stockholder of the Company holding the class of common stock that is the subject of the restricted stock, including, if applicable, the right to vote the common stock and the right to receive any dividends thereon.

Dividend Equivalent Rights. The Committee is authorized to grant a dividend equivalent right to any participant, either as a component of another award or as a separate award, conferring on the participant the right to receive credits based on the cash dividends that would have been paid on the shares of common stock specified in the award as if such shares were held by the participant. The terms and conditions of the dividend equivalent right shall be specified by the grant. Dividend equivalents credited to the holder of a dividend equivalent right may be paid currently or may be deemed to be reinvested in additional shares. Any such reinvestment shall be at the fair market value at the time thereof. A dividend equivalent right may be settled in cash, shares, or a combination thereof.

Performance Awards. The Committee may grant performance awards payable in cash, shares of common stock, other consideration, or a combination thereof at the end of a specified performance period. Payment will be contingent upon achieving pre-established performance goals (as discussed below) by the end of the performance period. The Committee will determine the length of the performance period, the maximum payment value of an award, and the minimum performance goals required before payment will be made, so long as such provisions are not inconsistent with the terms of the 2024 Plan, and to the extent an award is subject to Section 409A of the Code, are in compliance with the applicable requirements of Section 409A of the Code and any applicable regulations or guidance issued thereunder. In certain circumstances, the Committee may, in its discretion, determine that the amount payable with respect to certain performance awards will be reduced from the amount of any potential awards, if the Committee determines, in its sole discretion, that the established performance measures or objectives are no longer suitable because of a change in our business, operations, corporate structure, or for other reasons that the Committee deemed satisfactory, in which case, the Committee may modify the performance measures or objectives and/or the performance period as the Committee deems appropriate in its sole discretion.

Performance Goals. Awards under the 2024 Plan may be made subject to the attainment of performance goals relating to one or more business criteria which, where applicable, shall consist of one or more or any combination of the following criteria (the “Performance Criteria”): cash flow; cost; revenues; sales; ratio of debt to debt plus equity; net borrowing, credit quality, or debt ratings; profit before tax; economic profit; earnings before interest and taxes; earnings before interest, taxes, depreciation, and amortization; gross margin; earnings per share (whether on a pre-tax, after-tax, operational, or other basis); operating earnings; capital expenditures; expenses or expense levels; economic value added; ratio of operating earnings to capital spending or any other operating ratios; free cash flow; net profit; net sales; net asset value per share; the accomplishment of mergers, acquisitions, dispositions, public offerings, or similar extraordinary business transactions; sales growth; price of the shares; return on assets, equity, or stockholders’ equity; market share; inventory levels, inventory turn, or shrinkage; or total return to stockholders. Any Performance Criteria may be used to measure our performance as a whole or any of our business units and may be measured relative to a peer group or index. Any Performance Criteria may include or exclude (i) events that are of an unusual nature or indicate infrequency of occurrence; (ii) gains or losses on the disposition of a business; (iii) changes in tax or accounting regulations or laws; (iv) the effect of a merger or acquisition, as identified in our quarterly and annual earnings releases; or (v) other similar occurrences. In all other respects, Performance Criteria shall be calculated in accordance with our financial statements, under generally accepted accounting principles, or under a methodology established by the Committee prior to the issuance of an award, which is consistently applied and identified in the Company’s audited financial statements, including in footnotes, or the Compensation Discussion and Analysis section of the Company’s annual report.

Israeli Awards

For persons subject to the Israeli Income Tax Ordinance [New Version], 5721-1961 (the “Ordinance”), the Committee is authorized to grant stock options pursuant to the terms of the Israeli Appendix. The Committee may grant to participants who are employees and office holders options under Section 102 of the Ordinance (“Section 102 Options”) and to Controlling Shareholders (as defined in the Israeli Appendix) and outside participants options under Section 3(i) of the Ordinance (“Section 3(i) Options”). The Committee may designate Section 102 Options as “Approved 102 Options,” for which the options and shares upon exercise must be held in trust and granted through a trustee, or as “Unapproved 102 Options,” for which the options and shares upon exercise do not have to be held in trust. As described further below, the determination of the Committee as to the taxation route of the stock options, the type of option, and duration of time the option and shares upon exercise are held in trust will determine the tax consequences to the participant. Of the Approved 102 Options, the Committee may grant options as “Ordinary Income Options,” for which the options and shares upon exercise must be held in trust for twelve (12) months from the date of grant, or as “Capital Gain Options,” for which the options and shares upon exercise must be held in trust for twenty-four (24) months from the date of grant. If the requirements of the Approved 102 Options are not met, the options are regarded as Unapproved 102 Options. Section 3(i) Options and the shares upon exercise may, but need not, be held in trust as well, depending upon the agreement between the Committee, the participant, and the trustee of the trust. Israeli participants can be granted other types of options under the 2024 Plan, but some of them will require a pre-ruling from the Israeli Tax Authorities in order to be deemed Approved 102 Options.

Other Awards. The Committee may grant other forms of awards, based upon, payable in, or that otherwise relate to, in whole or in part, shares of common stock, if the Committee determines that such other form of award is consistent with the purpose and restrictions of the 2024 Plan. The terms and conditions of such other form of award shall be specified by the grant. Such other awards may be granted for no cash consideration, for such minimum consideration as may be required by applicable law, or for such other consideration as may be specified by the grant.

Vesting, Forfeiture, Recoupment and Assignment. The Committee, in its sole discretion, may determine that an award will be immediately vested in whole or in part, or that all or any portion may not be vested until a date, or dates, subsequent to its date of grant, or until the occurrence of one or more specified events, subject in any case to the terms of the 2024 Plan. If the Committee imposes conditions upon vesting, then, except as otherwise provided below, subsequent to the date of grant, the Committee may, in its sole discretion, accelerate the date on which all or any portion of the award may be vested.

The Committee may impose on any award at the time of grant or thereafter, such additional terms and conditions as the Committee determines, including terms requiring forfeiture of awards in the event of a participant’s termination of service. The Committee will specify the circumstances on which performance awards may be forfeited in the event of a termination of service by a participant prior to the end of a performance period or settlement of awards. Except as otherwise determined by the Committee, restricted stock will be forfeited upon a participant’s termination of service during the applicable restriction period. In addition, we may recoup all or any portion of any shares or cash paid to a participant in connection with any award in the event of a restatement of our financial statements as set forth in our clawback policy, as such policy may be approved or modified by our Board from time to time.

Awards granted under the 2024 Plan generally are not assignable or transferable except by will or by the laws of descent and distribution, except that the Committee may, in its discretion and pursuant to the terms of an award agreement, permit transfers of certain award of nonqualified stock options or SARs to (i) the spouse (or former spouse), children, or grandchildren of the participant (“Immediate Family Members”); (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members; (iii) a partnership in which the only partners are (x) such Immediate Family Members, and/or (y) entities which are controlled by Immediate Family Members; (iv) an entity exempt from federal income tax pursuant to Section 501(c)(3) of the Code or any successor provision; or (v) a split interest trust or pooled income fund described in Section 2522(c)(2) of the Code or any successor provision, provided that (x) there shall be no consideration for any such transfer, (y) the applicable award agreement pursuant to which such award is granted must be approved by the Committee and must expressly provide for such transferability, and (z) subsequent transfers of transferred awards shall be prohibited except those by will or the laws of descent and distribution.

Adjustments Upon Changes in Capitalization. In the event that any dividend or other distribution, recapitalization, stock split, reverse stock split, rights offering, reorganization, merger, consolidation, split-up, spin-off, split-off, combination, subdivision, repurchase, or exchange of shares of common stock or other securities of the Company, issuance of warrants or other rights to purchase shares of common stock or other securities of the Company, or other similar corporate transaction or event affects the fair value of an award, then the Committee shall adjust any or all of the following so that the fair value of the award immediately after the transaction or event is equal to the fair value of the award immediately prior to the transaction or event (i) the number of shares and type of common stock (or the securities or property) which thereafter may be made the subject of awards; (ii) the number of shares and type of common stock (or other securities or property) subject to outstanding awards; (iii) the number of shares and type of common stock (or other securities or property) specified as the annual per-participant limitation under the 2024 Plan; (iv) the option price of each outstanding award; (v) the amount, if any, we pay for forfeited shares in accordance with the terms of the 2024 Plan; and (vi) the number of or exercise price of shares then subject to outstanding SARs previously granted and unexercised under the 2024 Plan to the end that the same proportion of our issued and outstanding shares of common stock in each instance shall remain subject to exercise at the same aggregate exercise price; provided, however, that the number of shares of common stock (or other securities or property) subject to any award shall always be a whole number. Notwithstanding the foregoing, no such adjustment shall be made or authorized to the extent that such adjustment would cause the 2024 Plan or any stock option to violate Section 422 of the Code or Section 409A of the Code. All such adjustments must be made in accordance with the rules of any securities exchange, stock market, or stock quotation system to which we are subject.

Amendment or Discontinuance of the 2024 Plan. The Board may, at any time and from time to time, without the consent of participants, alter, amend, revise, suspend, or discontinue the 2024 Plan in whole or in part; provided, however, that (i) no amendment that requires stockholder approval in order for the 2024 Plan and any awards under the 2024 Plan to continue to comply with Sections 421 and 422 of the Code (including any successors to such sections, or other applicable law) or any applicable requirements of any securities exchange or inter-dealer quotation system on which our stock is listed or traded, shall be effective unless such amendment is approved by the requisite vote of our stockholders entitled to vote on the amendment; and (ii) unless required by law, no action by the Board regarding amendment or discontinuance of the 2024 Plan may adversely affect any rights of any participants or obligations of us to any participants with respect to any outstanding awards under the 2024 Plan without the consent of the affected participant.

U.S. Federal Income Tax Consequences

The following is a brief summary of certain U.S. federal income tax consequences relating to the transactions described under the 2024 Plan as set forth below. This summary does not purport to address all aspects of U.S. federal income taxation and does not describe state, local, or foreign tax consequences. This discussion is based upon provisions of the Code and the Treasury Regulations issued thereunder, and judicial and administrative interpretations under the Code and Treasury Regulations, all as in effect as of the date hereof, and all of which are subject to change (possibly on a retroactive basis) or different interpretation.

Law Affecting Deferred Compensation. In 2004, Section 409A was added to the Code to regulate all types of deferred compensation. If the requirements of Section 409A of the Code are not satisfied, deferred compensation and earnings thereon will be subject to tax as it vests, plus an interest charge at the underpayment rate plus 1% and a 20% penalty tax. Certain performance awards, stock options, stock appreciation rights, restricted stock units, and certain types of restricted stock are subject to Section 409A of the Code.

Incentive Stock Options. A participant will not recognize income at the time an ISO is granted. When a participant exercises an ISO, a participant also generally will not be required to recognize income (either as ordinary income or capital gain). However, to the extent that the fair market value (determined as of the date of grant) of the shares with respect to which the participant’s ISOs are exercisable for the first time during any year exceeds $100,000, the ISOs for the shares over $100,000 will be treated as nonqualified stock options, and not ISOs, for U.S. federal tax purposes, and the participant will recognize income as if the ISOs were nonqualified stock options. In addition to the foregoing, if the fair market value of the shares received upon exercise of an ISO exceeds the exercise price, then the excess may be deemed a tax preference adjustment for purposes of the U.S. federal alternative minimum tax calculation. The federal alternative minimum tax may produce significant tax repercussions depending upon the participant’s particular tax status.

The tax treatment of any shares acquired by exercise of an ISO will depend upon whether the participant disposes of his or her shares prior to the later of: (i) two years after the date the ISO was granted or (ii) one year after the shares were transferred to the participant upon exercise of the ISO (referred to as the “Holding Period”). If a participant disposes of shares acquired by exercise of an ISO after the expiration of the Holding Period, any amount received in excess of the participant’s tax basis for such shares will be treated as a short-term or long-term capital gain, depending upon how long the participant has held the shares. If the amount received is less than the participant’s tax basis for such shares, the loss will be treated as a short-term or long-term capital loss, depending upon how long the participant has held the shares. If the participant disposes of shares acquired by exercise of an ISO prior to the expiration of the Holding Period, the disposition will be considered a “disqualifying disposition.” If the amount received for the shares is greater than the fair market value of the shares on the exercise date, then the difference between the ISO’s exercise price and the fair market value of the shares at the time of exercise will be treated as ordinary income for the tax year in which the “disqualifying disposition” occurs. The participant’s basis in the shares will be increased by an amount equal to the amount treated as ordinary income due to such “disqualifying disposition.” In addition, the amount received in such “disqualifying disposition” over the participant’s increased basis in the shares will be treated as capital gain. However, if the price received for shares acquired by exercise of an ISO is less than the fair market value of the shares on the exercise date and the disposition is a transaction in which the participant sustains a loss which otherwise would be recognizable under the Code, then the amount of ordinary income that the participant will recognize is the excess, if any, of the amount realized on the “disqualifying disposition” over the basis of the shares.

Nonqualified Stock Options. A participant generally will not recognize income at the time a nonqualified stock option is granted. When a participant exercises a nonqualified stock option, the difference between the option price and any higher market value of the shares of common stock on the date of exercise will be treated as compensation taxable as ordinary income to the participant. The participant’s tax basis for the shares acquired under a nonqualified stock option will be equal to the option price paid for such shares, plus any amounts included in the participant’s income as compensation. When a participant disposes of shares acquired by exercise of a nonqualified stock option, any amount received in excess of the participant’s tax basis for such shares will be treated as short-term or long-term capital gain, depending upon how long the participant has held the shares. If the amount received is less than the participant’s tax basis for such shares, the loss will be treated as a short-term or long-term capital loss, depending upon how long the participant has held the shares.

Special Rule if Option Price is Paid for in Shares. If a participant pays the option price of a nonqualified stock option with previously-owned shares of our common stock and the transaction is not a disqualifying disposition of shares previously acquired under an ISO, the shares received equal to the number of shares surrendered are treated as having been received in a tax-free exchange. The participant’s tax basis and holding period for these shares received will be equal to the participant’s tax basis and holding period for the shares surrendered. The shares received in excess of the number of shares surrendered will be treated as compensation taxable as ordinary income to the participant to the extent of their fair market value. The participant’s tax basis in these shares will be equal to their fair market value on the date of exercise, and the participant’s holding period for such shares will begin on the date of exercise.

If the use of previously acquired shares to pay the exercise price of a nonqualified stock option constitutes a disqualifying disposition of shares previously acquired under an ISO, the participant will have ordinary income as a result of the disqualifying disposition in an amount equal to the excess of the fair market value of the shares surrendered, determined at the time such shares were originally acquired on exercise of the ISO, over the aggregate option price paid for such shares. As discussed above, a disqualifying disposition of shares previously acquired under an ISO occurs when the participant disposes of such shares before the end of the Holding Period. The other tax results from paying the exercise price with previously-owned shares are as described above, except that the participant’s tax basis in the shares that are treated as having been received in a tax-free exchange will be increased by the amount of ordinary income recognized by the participant as a result of the disqualifying disposition.

Restricted Stock. A participant who receives restricted stock generally will recognize as ordinary income the excess, if any, of the fair market value of the shares granted as restricted stock at such time as the shares are no longer subject to forfeiture or restrictions, over the amount paid, if any, by the participant for such shares. However, a participant who receives restricted stock may make an election under Section 83(b) of the Code within 30 days of the date of transfer of the shares to recognize ordinary income on the date of transfer of the shares equal to the excess of the fair market value of such shares (determined without regard to the restrictions on such shares) over the purchase price, if any, of such shares. If a participant does not make an election under Section 83(b) of the Code, then the participant will recognize as ordinary income any dividends received with respect to such shares. At the time of sale of such shares, any gain or loss realized by the participant will be treated as either short-term or long-term capital gain (or loss) depending on the holding period. For purposes of determining any gain or loss realized, the participant’s tax basis will be the amount previously taxable as ordinary income, plus the purchase price paid by the participant, if any, for such shares.

Stock Appreciation Rights. Generally, a participant who receives a stand-alone SAR will not recognize taxable income at the time the stand-alone SAR is granted, provided that the SAR is exempt from or complies with Section 409A of the Code. If an employee receives the appreciation inherent in the SARs in cash, the cash will be taxed as ordinary income to the recipient at the time it is received. If a recipient receives the appreciation inherent in the SARs in stock, the spread between the then current market value and the grant price, if any, will be taxed as ordinary income to the employee at the time it is received. In general, there will be no federal income tax deduction allowed to us upon the grant or termination of SARs. However, upon the exercise of a SAR, we will be entitled to a deduction equal to the amount of ordinary income the recipient is required to recognize as a result of the exercise.

Other Awards. In the case of an award of restricted stock units, performance awards, dividend equivalent rights, or other stock or cash awards, the recipient will generally recognize ordinary income in an amount equal to any cash received and the fair market value of any shares received on the date of payment or delivery, provided that the award is exempt from or complies with Section 409A of the Code. In that taxable year, we will receive a federal income tax deduction in an amount equal to the ordinary income which the participant has recognized.

Federal Tax Withholding. Any ordinary income realized by a participant upon the exercise of an award under the 2024 Plan is subject to withholding of U.S. federal, state, and local income tax and to withholding of the participant’s share of tax under the Federal Insurance Contribution Act and the Federal Unemployment Tax Act. To satisfy our federal income tax withholding requirements, we will have the right to require that, as a condition to delivery of any certificate for shares of common stock or the registration of the shares in the participant’s name, the participant remit to us an amount sufficient to satisfy the withholding requirements. Alternatively, we may withhold a portion of the shares (valued at fair market value) that otherwise would be issued to the participant to satisfy all or part of the withholding tax obligations or may, if we consent, accept delivery of shares (that the participant has not acquired from us within six months prior to the date of exercise) with an aggregate fair market value that equals or exceeds the required tax withholding payment. Withholding does not represent an increase in the participant’s total income tax obligation, since it is fully credited toward his or her tax liability for the year. Additionally, withholding does not affect the participant’s tax basis in the shares. Compensation income realized and tax withheld will be reflected on Forms W-2 supplied by us to employees by January 31 of the succeeding year. Deferred compensation that is subject to Section 409A of the Code will be subject to certain federal income tax withholding and reporting requirements.

Tax Consequences to Us. To the extent that a participant recognizes ordinary income in the circumstances described above, we will be entitled to a corresponding deduction provided that, among other things, the income meets the test of reasonableness, is an ordinary and necessary business expense, is not an “excess parachute payment” within the meaning of Section 280G of the Code, and is not disallowed by the $1,000,000 limitation on certain executive compensation under Section 162(m) of the Code. While deductibility of executive compensation for federal income tax purposes is among the factors the Board and Committee consider when structuring executive compensation arrangements, it is not the sole or primary factor considered. We retain the flexibility to authorize compensation that may not be deductible if we believe it is in the best interests of the Company.

Million Dollar Deduction Limit and Other Tax Matters. We may not deduct compensation of more than $1,000,000 that is paid to “covered employees” (as defined in Section 162(m) of the Code), which include (i) an individual (or, in certain circumstances, his or her beneficiaries) who, at any time during the taxable year, is either our principal executive officer or principal financial officer; (ii) an individual who is among our three highest compensated officers for the taxable year (other than an individual who was either our principal executive officer or principal financial officer at any time during the taxable year); or (iii) anyone who was a covered employee for purposes of Section 162(m) of the Code for any tax year beginning on or after January 1, 2018. This limitation on deductions (x) only applies to compensation paid by a publicly-traded corporation (and not compensation paid by non-corporate entities) and (z) may not apply to certain types of compensation, such as qualified performance-based compensation that is payable pursuant to a written, binding contract that was in effect as of November 2, 2018, so long as the contract is not materially modified after that date.

If an individual’s rights under the 2024 Plan are accelerated as a result of a change in control and the individual is a “disqualified individual” under Section 280G of the Code, the value of any such accelerated rights received by such individual may be included in determining whether or not such individual has received an “excess parachute payment” under Section 280G of the Code, which could result in (i) the imposition of a 20% federal excise tax (in addition to federal income tax) payable by the individual on the value of such accelerated rights, and (ii) the loss by us of a compensation deduction.

Israeli Income Tax Consequences

The following description of the Israel income tax consequences of awards under Israeli Appendix of the 2024 Plan is general and does not purport to be complete.

Pursuant to Section 102 of the Ordinance, which came into effect on January 1, 2003, options, shares, and other securities (including Restricted Shares) (together “Options”) may be granted through a trustee (i.e., Approved 102 Options) or not through a trustee (i.e., Unapproved 102 Options). The following is a brief discussion of the tax consequences applicable to both types of Section 102 Options.

Grant Through a Trustee

Options granted through a trustee and held in trust are made either through the capital gains tax track (i.e., Capital Gains Options) or the compensation income tax track (i.e., Ordinary Income Options). Capital Gains Options and Ordinary Income Options can be granted only through a trustee. Under the capital gains tax track, the Capital Gains Options and the underlying shares have to be held in trust for at least twenty-four (24) months from their date of grant. Any gain made on the sale of shares following the twenty-four (24) month period is subject to a capital gains tax at a current rate of 25%; the amount of gain is the difference between the sales proceeds from the sale of shares and the exercise price paid for such shares. Generally, Capital Gains Options are not taxed on their date of grant. However, in the event that the exercise price of the options is less than the fair market value of the Company’s common stock on the date of grant, a portion of the gain will be deemed compensation income, taxable at the personal marginal tax rate of the participant. The payment of such tax is made at the time of exercise of the Capital Gains Options. The portion of the gain that is deemed compensation income is the difference between the average value of the shares as listed on the stock exchange during the thirty (30) day period prior to the date of grant and the exercise price of the option. If the Capital Gains Options or the underlying shares of such options are sold by the trustee or transferred from the trustee to the beneficiary before the end of the twenty-four (24) month period, any resulting income (cash or equivalent) is taxed as compensation income. If the options have not been exercised and transferred from the trustee to the beneficiary, the taxable amount of income is the value of the option. If the options have been exercised, the taxable amount of income is the difference between the aggregate fair market value of the shares at the time of such sale or transfer and the aggregate exercise price paid for such shares.

Under the compensation income tax track, the Ordinary Income Options and the underlying shares have to be held in trust for at least twelve (12) months from their date of grant. Any gain made on the sale of shares is subject to compensation income tax at the personal marginal tax rate of the respective participant; the amount of gain is the difference between the sales proceeds from the sale of shares and the exercise price paid for such shares. Ordinary Income Options are not taxed on their date of grant, but rather when the options or the underlying shares of such options are sold by the trustee or transferred from the trustee to the beneficiary. At such time, if the options have not been exercised, the taxable amount of income is value of the Option. If the Options have been exercised, the taxable amount of income is the difference between the aggregate fair market value of the shares at the time of such sale or transfer and the aggregate exercise price paid for such shares.

A corporate tax deduction is available for the employer in the tax year in which tax is withheld. The deductible amount is equal to any amount included by a participant as compensation income, except when a participant is granted Capital Gains Options, including in the event that such Capital Gains Options or the underlying shares of such options are sold by the trustee or transferred from the trustee to the beneficiary before the end of the applicable twenty-four (24) month period. In such event, any resulting income to the participant is deemed to be compensation income for tax purposes, but there would be no corresponding corporate tax deduction available to the employer.

Grant Not Through a Trustee

In the case of Options not made through a trustee, if the shares are non-marketable securities, the Option will not be subject to tax at the date of grant of the option or the exercise of the Option. However, ordinary income tax will be payable upon the sale of the shares acquired upon exercise of the Option. The taxable amount will be the sales proceeds less the aggregate exercise price paid by the participant. If the shares covered by the option have a market value, then the value of the Option is treated as compensation income, and subject to tax at the date of grant. There is no tax upon the exercise of the Option. However, capital gains tax will be payable on the sale of the shares upon exercise of the Option. The taxable amount will be the sales proceeds, less the value that was taxed at the date of grant and the aggregate exercise price paid by the participant.

Grant of Section 3(i) Options

Options under Section 3(i) of the Ordinance may be granted to Controlling Shareholders, consultants, and controlling stockholders (which are excluded from the term employees under Section 102 of the Ordinance). Grants of Options for shares which are non-marketable are not taxed under the income tax rules on the date of grant, but such event creates VAT liability. However, they are subject to tax at the time of exercise at the ordinary income tax rate, and at the day such shares are sold at the capital gains tax rate. The difference between the fair market value of the shares at the time of exercise and the exercise price is taxed at the ordinary income tax rate. Any gain above such value at the time of sale of the shares is taxed at the capital gains rate. Grants of Options for shares which have a market value are subject to tax on the date of grant, exercise of the Option, and the sale of the shares. The value of the Option is taxed on the date of grant at the ordinary income tax rate. The difference between the fair market value of the shares at the time of exercise and the sum of the exercise price and the amounts previously taxed at grant, is taxed at the ordinary income tax rate. Any gain above such value at the time of sale of the shares is taxed at the capital gains rate.

Other Stock Incentives

All other awards under the Israeli Appendix need tax ruling from the Israeli Tax Authority for the postponement of the tax event arising from the issuance thereof. Otherwise, there is an immediate tax event.

Outstanding Equity Awards at December 31, 2024

The following table provides certain information as of December 31, 2024, with respect to our equity compensation plans under which our equity securities were authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	45,059	$9.24	-
Equity compensation plans not approved by security holders	-	-	-
Total	45,059	$9.24	-

(1)	Represents shares available for issuance under the 2014 Plan and the 2024 Plan as of December 31, 2024, pursuant to outstanding awards. The 2014 Plan expired on February 19, 2024, and no further equity awards may be granted under the 2014 Plan.

DIRECTOR COMPENSATION

The following table shows the compensation earned by persons who served on our Board during the fiscal year ended December 31, 2024, who are not one of our Named Executive Officers. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board for their services rendered in such period.

Name	Fees earned or paid in cash ($)	Option Awards ($) (1)	Total ($)

Christopher Fashek (2)	158,750	26,428	185,178

Thomas Mika (3)	20,000	23,712	43,712

Michael Ferguson (4)	20,000	23,712	43,712

Martin Goldstein (5)	10,000	25,299	35,299

Harold Jacob, M. D. (6)	10,000	10,543	20,543

Aurora Cassirer (7)	20,000	23,712	43,712

Maria Schroeder (8)	10,000	23,712	33,712

(1) In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the 2023 fiscal year in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3- “Significant Accounting Policies” and Note 6- “Stockholders’ Equity” to our audited consolidated financial statements for the fiscal year ended December 31, 2023.

(2) As of December 31, 2024, Mr. Fashek had outstanding options representing the right to purchase 6,159 shares of our common stock and no outstanding stock awards of shares of common stock.

(3) As of December 31, 2024, Mr. Mika had outstanding options representing the right to purchase 3,636 shares of our common stock and no outstanding stock awards of shares of common stock.

(4) As of December 31, 2024, Mr. Ferguson had outstanding options representing the right to purchase 3,636 shares of our common stock and no outstanding stock awards of shares of common stock.

(5) As of December 31, 2024, Mr. Goldstein had outstanding options representing the right to purchase 3,909 shares of our common stock and no outstanding stock awards of shares of common stock.

(6) As of December 31, 2024, Dr. Jacob had outstanding options representing the right to purchase 1,818 shares of our common stock and no outstanding stock awards of shares of common stock.

(7) As of December 31, 2024, Ms. Cassirer had outstanding options representing the right to purchase 3,636 shares of our common stock and no outstanding stock awards of shares of common stock.

(8) As of December 31, 2024, Ms. Schroeder had outstanding options representing the right to purchase 3,636 shares of our common stock and no outstanding stock awards of shares of common stock.

On October 13, 2016, we entered into an agreement with Christopher Fashek to serve as the chairman of our Board. Under this agreement Mr. Fashek was paid $100,000 per year payable in semi-monthly installments. On November 1, 2018, the Compensation committee voted to increase Mr. Fashek’s consulting fee to $150,000 per year.

On November 29, 2023, we entered into an option cancellation and release agreement with each of Brian Murphy, Christopher Fashek, Martin Goldstein, Michael Ferguson, Stephen Brown, Aurora Cassirer, Dr. Harold Jacob, Maria Schroeder and Thomas Mika (collectively, the “Option Holders”), pursuant to which the parties agreed to cancel options to purchase an aggregate of 9,276 shares of common stock at exercise prices ranging from $98.34 to $565.40 (the “Options”) previously granted to each of the Option Holders. In exchange for the cancellation of the Options, we paid $1.00 to each Option Holder.

No other compensation was paid to our non-employee directors other than as noted in the table above for the one-year period ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2025, by:

●	each person known by us to beneficially own more than 5.0% of our common stock;

●	each of our directors;

●	each of our Named Executive Officers; and

●	all of our directors and executive officers as a group.

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

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o NanoVibronix, Inc., 969 Pruitt Place, Tyler TX 75703. As of March 31, 2025, we had 759,297 shares of common stock, 0 shares of Series C Preferred Stock, 0 shares of Series D Preferred Stock, 0 shares of Series E Preferred Stock, 0 shares of Series F Preferred Stock and 57,720 shares of Series X Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Outstanding (1)
5% Owners
Armistice Capital, LLC	36,690	(2)	4.9	%(2)
Alpha Capital Anstalt	157,727	(3)	18.4%
Directors and Executive Officers
Stephen Brown	5,836	(4)	*
Martin Goldstein, M.D.	3,909	(5)	*
Thomas R. Mika	3,636	(6)	*
Christopher Fashek	6,159	(7)	*	%
Brian Murphy	9,091	(8)	1.0%
Aurora Cassirer	3,645	(9)	*
Doron Besser, M.D.	6,818	(10)	*
Zeev Rotstein, M.D.	0		*
All directors and executive officers as a group (9 persons)	39,095		5.1%

*	Represents ownership of less than 1%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2025. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	The shares are directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”) and may be deemed to be indirectly beneficially owned by: (i) Armistice Capital, LLC (“Armistice Capital”), as the investment manager of the Master Fund and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Comprised of 36,690 shares of common stock issuable upon the exercise of the Warrants and excludes 121,872 shares of common stock issuable upon the exercise of the January 2025 Warrant. The January 2025 Warrant is subject to a beneficial ownership limitation of 4.99% and may not be exercised until issuance of the shares of common stock upon exercise of the January 2025 Warrant has been approved by the stockholders. The address of Armistice Capital, LLC is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

The shares are held by Alpha Capital Anstalt, a company based in Vaduz Liechtenstein, comprised of 33,182 shares of common stock and 36,690 shares of common stock issuable upon the exercise of the February 2025 Warrants and excludes 38,480 shares of common stock issuable upon the exercise of the 2025 Warrants which are subject to the nefecial ownership limitation of 9.9% as well as shares of common stock issuable upon the exercise of the Preferred Stock The address of Alpha Capital Anstalt is Lettstrasse 32, FL-9490, Furstentums, Vaduz, Austria, Liechtenstein.

(3)	Comprised of 18 shares of common stock held by Mr. Brown and 5,818 shares of common stock that may be purchased by Mr. Brown upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2025.

(4)	Comprised of 3,909 shares of common stock that may be purchased by Dr. Goldstein upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2025.

(5)	Comprised of 3,636 shares of common stock that may be purchased by Mr. Mika upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2025.

(6)	Comprised of 341 shares of common stock held by Mr. Fashek and 5,818 shares of common stock that may be purchased by Mr. Fashek upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2025.

(7)	Comprised of 9,091 shares of common stock that may be purchased by Mr. Murphy upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2025.

(8)	Comprised of 9 shares of common stock held by Ms. Cassirer and 3,636 shares of common stock that may be purchased by Ms. Cassirer upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2025.

(9)	Comprised of 6,818 shares of common stock held by Dr. Besser as of March 31, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

The Audit Committee is charged with reviewing, approving and overseeing any transaction between us and any related person (as defined in Item 404 of Regulation S-K) and any other potential conflict of interest situations in accordance with Company policies and procedures. All of the transactions described below were entered into prior to the establishment of our audit committee and were evaluated in accordance with the policy described in the paragraph above. Prior to approving such transactions, the material facts as to a director’s or officer’s relationship or interest as to the agreement or transaction were disclosed to our Board. Our Board took this information into account when evaluating the transaction and in determining whether such transaction was fair to us and in the best interest of all of our stockholders.

Transactions with Related Parties

In March 2022 we engaged the law firm FisherBroyles LLP to handle our litigation matter with Protrade Systems, Inc. For the year ended December 31, 2023, we have accrued and paid legal fees of FisherBroyles LLP equal to $360,000, which fees were recorded as part of “General and administrative expenses” in our condensed consolidated statements of operations. As has been previously disclosed, one of our board members, Aurora Cassirer, was a partner at FisherBroyles LLP. Ms. Cassirer did not provide any legal services or legal advice to the Company.

On January 1, 2024, Ms. Cassirer left FisherBroyles to become a partner at Pierson Ferdinand. Pierson Ferdinand was paid $69,000 during the year ended December 31, 2024. Ms. Cassirer does not provide any legal services or legal advice to the Company.

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

Other than compensation agreements and other arrangements which are described as required under “Director Compensation” and “Executive Compensation” and the transactions described above, since January 1, 2023, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On December 6, 2023, we dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm, effective as of December 7, 2023. This decision was approved by the Audit Committee. The reports of Marcum on our consolidated financial statements for the years ended December 31, 2022, and 2021, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except Marcum’s report on our consolidated financial statements as of and for the years ended December 31, 2022, and 2021, contained an explanatory paragraph stating there was substantial doubt about our ability to continue as a going concern.

During the years ended December 31, 2022 and December 31, 2021, and the subsequent interim period through December 7, 2023, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Marcum, would have caused Marcum to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except that, for the years ended December 31, 2022 and December 31, 2021 and for each of the quarters within the years ended December 31, 2022 and 2021, management identified deficiencies in the Company’s design and effectiveness of their internal control over financial reporting that were considered to be material weaknesses.

On December 7, 2023, we engaged Zwick CPA, PLLC (“Zwick”) as our independent registered public accounting firm for the fiscal year ending December 31, 2023, effective immediately. The engagement was approved by the Audit Committee. During the fiscal years ended December 31, 2022 and December 31, 2021, and the subsequent interim period through December 7, 2023, neither us nor anyone on our behalf has consulted with Zwick regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided to us that Zwick concluded was an important factor considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The following is a summary of the fees billed or expected to be billed to us by Zwick, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2024, and 2023:

	Zwick CPA, PLLC
	2024	2023
Audit fees (1)	$146,735	$274,338
Audit-related fees (2)
Tax fees (3)
All other fees (4)		$75,000
Total	$146,735	$349,338

(1)	Audit Fees. This category includes the fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

(2)	Audit-Related Fees. This category typically consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

(3)	Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

(4)	All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for Marcum LLP and the last fiscal year for Zwick CPA, PLLC for products and services provided by the relevant independent registered public accounting firm other than the services reported in the categories above.

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

All of the services rendered by Zwick were pre-approved by the Audit Committee.

The Board considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of NanoVibronix, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of NanoVibronix, Inc. (the “Company”) as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Southfield, Michigan

March 31, 2025

NanoVibronix, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	December 31, 2024	December 31, 2023
ASSETS:
Current assets:
Cash	$752	$3,283
Trade receivables	98	318
Prepaid expenses and other accounts receivable	290	154
Inventory	2,191	2,732
Total current assets	3,331	6,487

Noncurrent assets:
Fixed assets, net	9	7
Other assets	-	1
Severance pay fund	173	174
Operating lease right-of-use assets, net	116	5
Total non-current assets	298	187
Total assets	$3,629	$6,674

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$47	$138
Other accounts payable and accrued expenses	2,608	2,265
Deferred revenue	15	46
Operating lease liabilities, current	52	5
Total current liabilities	2,722	2,454

Non-current liabilities:
Accrued severance pay	216	217
Deferred revenue – long term	-	15
Operating lease liabilities, non-current	64	-
Total liabilities	3,002	2,686

Commitments and contingencies

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both December 31, 2024, and 2023; Issued and outstanding: 0 shares at both December 31, 2024, and 2023, respectively	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both December 31, 2024, and 2023; Issued and outstanding: 0 shares at both December 31, 2024, and 2023, respectively	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both December 31, 2024, and 2023, respectively; Issued and outstanding: 0 shares at both December 31, 2024, and 2023, respectively	-	-

Series F Preferred stock of $0.01 par value - Authorized: 40,000 and 0 shares at December 31, 2024, and 2023, respectively; Issued and outstanding: 0 shares at both December 31, 2024 and 2023, respectively	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at December 31, 2024, and December 31, 2023, respectively; Issued and outstanding: 378,941 and 186,028 shares at December 31, 2024, and December 31, 2023, respectively	3	2
Additional paid in capital	70,505	70,149
Accumulated other comprehensive income	(80)	(67)
Accumulated deficit	(69,801)	(66,096)
Total stockholders’ equity	627	3,988
Total liabilities and stockholders’ equity	$3,629	$6,674

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2024	2023

Revenues	$2,558	$2,283
Cost of revenues	1,050	746
Gross profit	1,508	1,537

Operating expenses:
Research and development	909	185
Selling and marketing	720	864
General and administrative	3,461	3,924

Total operating expenses	5,090	4,973

Loss from operations	(3,582)	(3,436)

Interest expense	(135)	(135)
Financial expense, net	31	(111)

Loss before taxes	(3,686)	(3,682)

Income tax expense	(19)	(29)

Net loss	$(3,705)	$(3,711)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(13.73)	$(23.32)

Weighted average common stock outstanding:
Basic and diluted	269,848	159,105

Comprehensive loss:
Net loss available to common stockholders	(3,705)	(3,711)
Change in foreign currency translation adjustments	(13)	(49)
Comprehensive loss available to common stockholders	(3,718)	(3,760)

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2022	-	$-	-	$-	-	$-	-	$-	149,195	$2	$65,634	$(18)	$(62,385)	$3,233
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	293	-	-	293
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(49)	-	(49)
Exercise of options	-	-	-	-	-	-	-	-	496	-	7	-	-	7
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	18,543	-	-	-	-	-
Issuance of common stock	-	-	-	-	-	-	-	-	16,364	-	4,215	-	-	4,215
Rounding up of fractional shares duer to reverse stock split	-	-	-	-	-	-	-	-	1,430	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,711)	(3,711)
Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	186,028	$2	$70,149	$(67)	$(66,096)	$3,988
Stock-based compensation	-	-	-	-	-	-	-	-	-	-	356	-	-	356
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(13)	-	(13)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	125,818	1	-	-	-	1
Issuance of common stock upon exercise of pre-funded warrants	-	-	-	-	-	-	-	-	67,091	-	-	-	-	-
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	4	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(3,705)	(3,705)
Balance, December 31, 2024	-	$-	-	$-	-	$-	-	$-	378,941	$3	$70,505	$(80)	$(69,801)	$627

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(3,705)	$(3,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1	1
Stock-based compensation	356	293
Noncash interest expense	100	135
Change in fair value of equity investment	-	2
Gain/Loss on termination of investment	1	-
Changes in operating assets and liabilities:
Trade receivable	221	(309)
Other accounts receivable and prepaid expenses	(136)	558
Inventory	541	(557)
Trade payables	(91)	72
Other accounts payable and accrued expenses	242	(18)
Deferred revenue	(46)	(67)
Accrued severance pay, net	-	(1)
Net cash used in operating activities	(2,516)	(3,602)

Cash flows from investing activities:
Purchases of fixed assets	(3)	(1)
Net cash used in investing activities	(3)	(1)

Cash flows from financing activities:
Proceeds from sale of common stock, net	-	4,215
Proceeds from exercise of options	-	7
Proceeds from exercise of prefunded warrants	1	-
Net cash provided by financing activities	1	4,222

Effects of currency translation on cash	(13)	(49)

Net (decrease) increase in cash	(2,531)	570
Cash at beginning of period	3,283	2,713

Cash at end of period	$752	$3,283

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

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. In 2024, the Company’s cash used in operations was $2,516,000, cash used in investing activities of $3,000 from the purchase of property plant and equipment, and received net proceeds of $1,000 from the exercise of prefunded warrants, leaving a cash balance of $752,000 as of December 31, 2024. Because the Company does not have sufficient resources to fund our operation for the next twelve months from the date of this filing, management has substantial doubt of the Company’s ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation losses and gains as of the years ended December 31, 2024, and 2023 were $19,000 and $49,000, respectively.

Cash

The Company holds cash in various banking institutions. Such funds are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time. As of December 31, 2024, the company had cash in excess of the FDIC insured amount totaling $306,000.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. Trades receivables were $98,000 as of December 31, 2024, and are not anticipated to possess substantial credit risk or expected credit losses. The Company’s current policy is to not charge late fees or other penalties for late payments but may consider charging customers late fees in the future. Historically, the Company has not had significant write offs of trade receivables. All sales are non-refundable. As of December 31, 2024, the Company evaluated historical collections from vendors and collection policies and has estimated that current expected credit losses ( “CECL”) to be $0.

Advertising and Marketing Costs

Costs associated with advertising are charged to expenses as incurred. For the year ended December 31, 2024, and 2023, the advertising and marketing costs were $53,000 and $106,000, respectively.

Earnings per share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock option, warrants and exercise of preferred stock as of December 31, 2024, and 2023, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of December 31, 2024, and 2023, there was no allowance on inventory.

Property and equipment, net

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

Severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability on December 31, 2024, and 2023 was $216,000 and $217,000, respectively.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The adoption of Topic 280 did not have a material effect on the Company’s consolidated financial statements.

NOTE 4 - PREPAID EXPENSES AND OTHER RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	December 31,
	2024	2023

Prepaid expenses	$120,000	$47,000
Other receivables	170,000	107,000

	$290,000	$154,000

NOTE 5 – INVENTORY

Inventory consists of the following components:

	December 31,
	2024	2023

Raw materials	$391,000	$210,000
Finished goods	1,800,000	2,522,000

	$2,191,000	$2,732,000

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

Reverse stock splits

On February 8, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s common stock begin trading on a split-adjusted basis when the market opened on February 9, 2023 (the “2023 Reverse Stock Split”).

At the effective time of the 2023 Reverse Stock Split, every 20 shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Stockholders holding shares through a brokerage account had their shares automatically adjusted to reflect the 2023 Reverse Stock Split. The 2023 Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2023 Reverse Stock Split resulted in a stockholder owning a fractional share. Any fractional share of a stockholder resulting from the 2023 Reverse Stock Split was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of the Company’s common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof. On February 16, 2023, the Company rounded up fractional shares to its nearest whole number of 15,726 shares. On March 31, 2024, the Company rounded up fractional shares to its nearest whole number of 47 shares.

On March 13, 2025, the Company effected a 1-for-11 reverse stock split (the “2025 Reverse Stock Split” and together with the 2023 Reverse Stock Split, the “Reverse Stock Splits”).

As a result of the 2025 Reverse Stock Split, every 11 shares of issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the 2025 Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number. The 2025 Reverse Stock Split reduced the number of shares of common stock outstanding from 8,716,327 shares to approximately 792,394 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation, as amended remained unchanged at 40,000,000 shares.

All references in this Annual Report to the number of shares, price per share and weighted average number of shares of common stock outstanding prior to the Reverse Stock Splits have been adjusted to reflect the Reverse Stock Splits on a retroactive basis, unless otherwise noted.

Issuance of common stock for cash

Issuance of common stock for cash through private placement

On August 30, 2023, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor for the issuance and sale in a private placement (the “Private Placement”) of 16,363 shares (the “Common Shares”) of common stock, par value $0.001 per share (the “Common Stock”), pre-funded warrants (“Pre-Funded Warrants”) to purchase up to 247,907 shares of common stock, with an exercise price of $0.0001 per share, A-1 Warrants (the “A-1 Warrants”) to purchase up to 264,271 shares of Common Stock, with an exercise price of $16.17 per share, and A-2 Warrants (the “A-2 Warrants” and together with the A-1 Warrants, the “Warrants” ) to purchase up to 264,270 shares of Common Stock with an exercise price of $16.17 per share. The A-1 Warrants are exercisable immediately upon issuance and expire March 1, 2029. The A-2 Warrants are exercisable immediately upon issuance and expire October 1, 2024. The combined purchase price for one Common Share and the accompanying Warrants was $18.92, and the combined purchase price for one Pre-Funded Warrant and the accompanying Warrants was $18.92.

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

H.C. Wainwright & Co., LLC (“Wainwright”) served as the Company’s exclusive placement agent in connection with the Private Placement, pursuant to that certain engagement letter, dated as of July 5, 2023, as amended, between us and Wainwright (the “Engagement Letter”). As part of Wainwright’s compensation, we issued to Wainwright or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 19,820 shares of Common Stock at an exercise price equal to $23.65 per share. The Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

Stock-based compensation and options

On February 28, 2014, stockholders approved the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (the “2014 Plan”), which was adopted by the Board on February 19, 2014. As of December 31, 2022, under the 2014 Plan, 442,207 shares of our common stock were reserved for issuance. On February 9, 2023, the Company effected a one-for-twenty reverse stock split of common stock. Consequently, the number of shares of common stock of the Company reserved for issuance pursuant to awards under the 2014 Plan was reduced to 22,110 shares. As of December 31, 2023, there were 11,866 shares of common stock available to be issued under the plan.

On December 19, 2024, stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”), as a successor to the Nanovibronix 2014 Long-Term Incentive Plan, which was adopted by the Board on November 6, 2023. As of December 31, 2024, under the 2024 Plan, 600,000 shares of our common stock were reserved for issuance. On March 14, 2025, the Company effected a one-for-eleven reverse stock split of common stock. Consequently, the number of shares of common stock of the Company reserved for issuance pursuant to awards under the 2024 Plan was reduced to 54,545 shares. As of December 31, 2024, there were 9,486 shares of common stock available to be issued under the plan.

During the years ended December 31, 2024, and 2023, 0 and 5,426 employee options were exercised, 34,818 and 7,273 options were granted, 0 and 9,584 options were forfeited and 3 and 368 options were expired, respectively. The options granted during 2024 and 2023 vest at different schedules ranging from date granted to 9 years and were recorded at fair values of approximately $226,000 and $87,000, respectively. The maximum contractual term for granted options is 10 years. During the years ended December 31, 2024, and 2023, stock-based compensation expense of approximately $356,000 and $293,000 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2023	10,244	$13.10	8.41
Granted	34,818	7.47	9.78
Forfeited	-	-	-
Expired	(3)	39.20	-
Exercised	-	-	-
Outstanding – December 31, 2024	45,059	3.50	9.24
Exercisable – December 31, 2024	45,059	3.50	9.24

The outstanding options had no aggregate intrinsic value as of December 31, 2024, and 2023. The intrinsic value is calculated as the difference between the exercise price and the market value of the shares on the balance sheet date. The market values based on the closing bid price as of December 31, 2024, and 2023 was $6.49 and $12.65, respectively.

The fair value for options granted in 2024 and 2023 is estimated at the date of grant using a Black-Scholes-Merton options pricing model with the following underlying assumptions:

	2024	2023
Price at valuation	$ 6.71 – 9.90	$ 13.2 – 13.64
Exercise price	$ 6.71 – 9.90	$ 13.2 – 13.64
Risk free interest	4.14 – 4.42%	3.83 – 4.42%
Expected term (in years)	5	5
Volatility	128.4 – 132.8%	133.1 – 133.6%

The total stock-based expense recognized in the financial statements for services received from employees and non-employees is shown in the following table.

	Year Ended
	December 31,
	2024	2023

Research and development	$5,000	$6,000
Selling and marketing	17,000	28,000
General and administrative	334,000	259,000
Total	$356,000	$293,000

As of December 31, 2024, there was no unrecognized estimated compensation cost related to non-vested stock options granted prior to that date.

Warrants

On August 30, 2023, the Company granted (a) Pre-Funded Warrants to purchase up to 264,271 shares of Common Stock with an exercise price of $0.0001 per share, (b) A-1 Warrants to purchase up to 264,271 shares of Common Stock with an exercise price of $16.17 per share and (c) A-2 Warrants to purchase up to 264,271 shares of Common Stock with an exercise price of $16.17 per share, or a total of 776,448 warrants, in conjunction with the Private Placement disclosed above. The A-1 Warrants and A-2 Warrants are exercisable immediately upon issuance and expire on March 1, 2029 and October 1, 2024, respectively.

For the same Private Placement, the Company granted Placement Agent Warrants to Wainwright, or its designees, to purchase up to an aggregate of 19,820 shares of Common Stock at an exercise price equal to $23.65 per share. The Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

In estimating the warrants’ fair value, the Company used the following assumptions:

	2024	2023
Risk free interest	-%	3.49%
Dividend yield	-%	-%
Volatility	-%	147.6%
Contractual term (in years)	-	5

	Pre-RSS	Post - RSS
	Warrants	Warrants
Outstanding – December 31, 2022	2,389	2,389
Granted	8,758,954	796,269
Expired	-	-
Cancelled	(203,977)	(18,543)
Outstanding – December 31, 2023	8,633,229	780,115
Granted	-	-
Expired	(2,918,977)	(265,362)
Exercised	(2,122,000)	(192,910)
Cancelled	-	-
Outstanding – December 31, 2024	3,592,252	321,843

NOTE 7 – LEASES

The Company has operating lease agreements with terms up to 1-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.21 years, with a weighted-average discount rate of 10%.

The Company incurred $70,000 of lease expense for its operating leases for the year ended December 31, 2024.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2024:

2025	$60,000
2026	58,000
2027	10,000
Total undiscounted operating lease payments	128,000
Less: Imputed interest	13,000
Present value of operating lease liabilities	$115,000

NOTE 8 - LOSS PER SHARE APPLICABLE TO COMMON SHAREHOLDER

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. All outstanding share options and warrants for the years ended December 31, 2024, and 2023 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common share equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	December 31, 2024	December 31, 2023
Stock options - employee and non-employee	45,059	10,244
Warrants	326,568	784,839
Total	371,627	795,083

The diluted loss per share equals basic loss per share in the year ended December 31, 2024, and 2023 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 9 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and Brian Murphy, CEO, is the chief decision maker for the segment. The Company derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Year Ended December 31,
	2024	2023
United States	$2,450,000	$2,162,000
Europe	17,000	101,000
Australia	29,000	19,000
Israel	4,000	1,000
New Zealand	12,000	-
Other	46,000	-
Total	$2,558,000	$2,283,000

The Company’s long-lived assets are all located in Israel.

During the year end December 31, 2024, the Company generated approximately $800,000 in revenue from its largest direct medical distributor, Ultra Pain Products, LLC. This represents approximately 31% of the company’s total revenue for the year.

NOTE 10 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	2024	2023
Price at valuation	$0.01	$0.01
Exercise price	$0.19	$0.19
Risk free interest	3.88%	3.88%
Expected term (in years)	7	7
Volatility	147.8%	147.8%

The Company considers this to be Level 3 inputs and is valued at each reporting period. As of September 12, 2024, the company terminated the licensing agreement with Sanuwave and recognized $3,000 in gain/loss of termination of investment, offset by change in fair value through the date of termination of $1,000. The fair value of these warrants for the years ended December 31, 2024, and 2023 was $0 and $1,000, respectively. There was a net $3,000 and $2,000 change in fair value during the year ended December 31, 2024, and 2023, respectively.

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the years ended December 31, 2024, and 2023.

The following table presents changes in Level 3 asset and liability measured at fair value for the years ended December 31, 2024 and 2023:

Asset
Balance – December 31, 2022	$3,000
Fair value adjustments – Sanuwave warrants	(2,000)
Balance – December 31, 2023	$1,000
Fair value adjustments – Sanuwave warrants	(1,000)
Balance – December 31, 2024	$-

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of December 31, 2024
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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed. In February 2025, the Second Department informed counsel for the Company that the Second Department was beginning to process the appeal for calendaring.

As of December 31, 2024, and 2023, the Company accrued the amount of the arbitration award to Protrade of approximately $2.1 million and $2.0 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

NOTE 12 – RELATED PARTY TRANSACTION

The firm of FisherBroyles LLP handled all our Protrade litigation and appeals through December 31, 2024. For the year ended December 31, 2024, we have been not been billed and have not paid any legal fees from FisherBroyles .Ms. Cassirer id not provide any legal services or legal advice to the Company.

On January 1, 2024, Ms. Cassirer and the lawyers responsible for handling our Protrade litigation left the firm of FisherBroyles to join the firm of Pierson Ferdinand LLP. As of January1, 2024, the firm Pierson Ferdinand is the sole firm handling all our Protrade litigation and appeals. For the year ended December 31, 2024, Pierson Ferdinand was paid $69,000. As was the case in prior years, Ms. Cassirer does not provide any legal services or legal advice to the Company.

NOTE 13 – INCOME TAXES

As of December 31, 2024, the U.S. Company had federal and state net operating loss carry forward for tax purposes of approximately $41,300,000 and $5,400,000, respectively. $27,400,000 of the federal net operating loss can be carried forward indefinitely but can only offset up to 80% of taxable income in a given year, and $14,000,000 of the federal net operating loss can be used to fully offset taxable income in the period it is utilized but can only be carried forward for 20 years. Utilization of the U.S. net operating losses may be subject to substantial limitations in the event of a change of ownership under the provisions of the Internal Revenue Code of 1986. The Company has not performed an analysis, but the potential impact of any limitation would not be material to the financial statements due to the fact that the respective DTAs are fully offset by a valuation allowance. It should be noted that the federal deferred income tax expense at December 31, 2023 included a one-time adjustment to the net operating loss carryforward amounting to approximately $400,000 that will not affect the financial statements due to the full valuation allowance on the deferred tax assets.

Income tax expense is comprised of the following:

	Year ended December 31,
	2024	2023
Current Tax
Federal	$-	$-
State	-	-
Foreign	18,677	(25,000)
Total	$18,677	$(25,000)

Deferred Tax
Federal	$(815,484)	$(1,226,000)
State	(11,269)	(43,000)
Foreign	$(3,263)	2,000
Total	$(830,015)	$(1,267,000)
Less: Valuation Allowance	830,015	1,267,000
Total Tax	$18,677	$(25,000)

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

	Year ended December 31,
	2024	2023
Federal income tax benefit at statutory rate	21.00%	21.00%
State income taxes, net of federal benefit	0.31%	1.13%
Foreign rate differential	0.04%	-0.10%
Permanent Items	-0.04%	-0.63%
Change in valuation allowance	-21.51%	-33.54%
Return to provision adjustments	0.40%	12.20%
Forfeited options	0.00%	0.00%
Other	0.30%	-0.01%
Effective tax rate	-0.51%	0.06%

Foreign tax

Tax rates applicable to the income of the Israeli subsidiary:

The Israeli corporate tax rate in 2024 and 2023 is 23%.

The subsidiary has final tax assessments through 2017.

Loss before taxes:

	Year ended December 31,
	2024	2023

Domestic	$3,775,000	$3,785,000
Foreign	(89,000)	(103,000)
	$3,686,000	$3,682,000

Deferred income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforward	$9,032,000	$8,486,000
Capital loss carryforward	5,000	-
Arbitration accrual	414,000	414,000
Stock compensation and other	849,000	570,000
Deferred tax assets before valuation allowance	10,300,000	9,470,000
Valuation allowance	(10,300,000)	(9,470,000)
Net deferred tax asset	$-	$-

For the years ended December 31, 2024, and 2023, the net increase in valuation allowance of $830,000 and $1,267,000, respectively, was primarily driven by the increase in net operating loss carry forwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized.

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are able to be utilized. Based on consideration of these factors, the Company concluded that all of its recorded deferred tax assets are not more likely than not realizable and recorded a full valuation allowance at December 31, 2024, and 2023.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of December 31, 2024, and 2023, the Company does not have any liabilities recorded for uncertain tax positions and does not expect there to be any events which could potentially result in the need for a material liability to be recorded. There were no changes in the Company’s unrecognized tax benefits during the years ended December 31, 2024, and 2023. The Company did not recognize any interest or penalties during fiscal 2024 or 2023 related to unrecognized tax benefits.

U.S. federal and New York State income taxes are open for examination for years 2021-2024 and Israel tax returns are open for examination for years 2020-2024.

NOTE 14 - SUBSEQUENT EVENTS

January 2025 3(a)(9) Exchange

On January 7, 2025, NanoVibronix, Inc. entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor (the “Holder”) pursuant to which the Company agreed to issue an aggregate of (i) 456,478 shares of common stock, (ii) a warrant to purchase up to 158,562 shares of Common Stock (the “Warrant” and such shares issuable upon exercise of the Warrant, the “Warrant Shares”) and (iii) a pre-funded warrant to purchase up to 178,132 shares of common stock (the “Pre-Funded Warrant” and such shares of Common Stock issuable upon exercise of the Pre-Funded Warrant, the “Pre-Funded Warrant Shares”), in exchange for a certain outstanding Series A-1 Warrant held by the Holder to purchase up to 264,271 shares of common stock at an exercise price of $16.17 per share (the “Exchange”). The Company cancelled the Series A-1 Warrant reacquired in the Exchange and such Series A-1 Warrant will not be reissued. The Warrant has substantially the same terms as the Series A-1 Warrant, except that the Warrant Shares are subject to stockholder approval (the “January 2025 Stockholder Approval”) pursuant to the applicable rules and regulations of the Nasdaq Capital Market, exercisable for a term of five and one half years from the date the January 2025 Stockholder Approval is received and deemed effective under Delaware law, and has an exercise price of $6.82968 per share. During the months January and February 2025, the Holder exercised all 178,132 shares of its Pre-Funded Warrants converting the Warrants into 177,773 shares of common stock.

Merger with ENvue Medical Holdings, Corp.

On February 14, 2025, Nanovibronix, Inc., a Delaware corporation (the “Company”) entered into that certain Agreement and Plan of Merger (the “Merger Agreement”) with NVEH Merger Sub I, Inc., a Delaware corporation (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company (“Second Merger Sub”) and ENvue Medical Holdings, Corp. (“ENvue”). Pursuant to the terms of the Merger Agreement, the Company and ENvue effected (i) a merger of First Merger Sub with and into ENvue, with the First Merger Sub ceasing to exist and ENvue becoming a wholly-owned subsidiary the Company (the “First Effective Time”) and (ii) the merger of ENvue with and into Second Merger Sub (the “Second Merger” and such effective time, the “Second Effective Time” and, the Second Merger together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the Second Effective Time, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, the Company issued (i) 1,734,995 shares (the “Merger Shares”) of common stock to the holders of ENvue, which such number of shares represented no more than 19.9% (the “Exchange Cap”) of the outstanding shares of common stock immediately prior to the First Effective Time and (ii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”), as further described below, in excess of the Exchange Cap to the holders of ENvue in consideration for 100% of ENvue. Each share of Series X Preferred Stock will be convertible into 1,000 shares of common stock, subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of common stock to the stockholders of ENvue upon conversion of any and all shares of Series X Preferred Stock in accordance with the terms of the Series X Certificate of Designations. The Merger was consummated and completed on February 14, 2025.

After giving effect to the Merger, pursuant to the terms and conditions of the Merger Agreement: (i) the holders of the outstanding equity of ENvue immediately prior to the First Effective Time own 19.9% of the common stock of the Company and 85.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 1,000:1) immediately following the First Effective Time, which following Merger Stockholder Approval will allow the Series X Preferred Stock to convert to common stock of the Company which may result in the holders of ENvue to own 85% of the common stock of the Company, and (ii) the holders of the Company’s outstanding equity immediately prior to the First Effective Time own 80.1% of the common stock of the Company and 15.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 1,000:1) immediately following the First Effective Time, which following Merger Stockholder Approval which will allow the Series X Preferred Stock to convert to common stock of the Company which may result in our holders owning 15% of common stock of the Company.

Debenture Financing and Senior Convertible Debenture

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company sold in a private placement, a senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval (the “Debenture Stockholder Approval”) of the issuance of the shares of common stock upon the conversion of the debenture (the “Debenture Financing”) and (ii) the date that is nine months following the date of issuance of the Debenture (“Maturity Date”), having an aggregate principal amount of $500,000. In connection with the Debenture Financing, the Company also entered into Registration Rights Agreement (the “Registration Rights Agreement”) with the Investor, pursuant which the Company is required to prepare and file a resale registration statement with the SEC within 30 calendar days following the closing date of the Debenture Financing (the “Filing Deadline”). The Company shall use its commercially reasonable efforts to cause such registration statement to be declared effective by the SEC within 60 calendar days of the Filing Deadline (or within 90 calendar days if the SEC reviews the resale registration statement). The closing of the Debenture Financing occurred on February 14, 2025.

On March 26, 2025 we amended and restated the Debenture to increase the Principal Amount to $1,300,000 to provide for the funding by Alpha Capital Anstalt (the “Investor”) to our subsidiary ENvue Medical Holdings, Corp. (“ENvue”), a wholly owned subsidiary of the Company of (i) an aggregate of $250,000 by the Investor to ENvue on February 6, 2025, (ii) an aggregate of $250,000 by the Investor to ENvue on March 4, 2025, and (iii) and an aggregate of $300,000 by the Investor to ENvue on March 26, 2025.

On the Maturity Date, we shall pay the Investor in cash or, at the option of the Investor, in the form of conversion shares, or a combination thereof, the entire outstanding principal amount of the Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of the Investor, at the initial conversion price of $4.8906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $0.97812. The Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

2025 Reverse Stock Split

On March 13, 2025, the Company effected the 2025 Reverse Stock Split. As a result of the 2025 Reverse Stock Split, every 11 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the 2025 Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split was rounded up to the next whole number. The 2025 Reverse Stock Split reduced the number of shares of common stock outstanding from 8,716,327 shares to approximately 792,394 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation, as amended remained unchanged at 40,000,000 shares.

Index to Exhibits

Exhibit No.	Description

2.1#	Agreement and Plan of Merger, dated February 14, 2025, by and among NanoVibronix, Inc., NVEH Merger Sub I, Inc., NVEH Merger Sub II, LLC and ENvue Medical Holdings, Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014).

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017).

3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019).

3.7	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021).

3.8	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2021).

3.9	Certificate of Designation, Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022).

3.10	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Securities and Exchange Commission on February 8, 2023).

3.11	Certificate of Designations of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock, dated February 14, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

3.12	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of NanoVibronix, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

4.2	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019).

4.4	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

4.6	Form of Warrant Amendment (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2020).

4.7	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 26, 2020).

4.8	Form of Underwriter Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2020).

4.9	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.10	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

4.11	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2020).

4.12	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

4.13	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

4.14	Form of Warrant issued on January 7, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025).

4.15	Form of Pre-Funded Warrant issued on January 7, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025).

4.16	Form of Senior Convertible Debenture , issued on February 13, 2025(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

4.17*	Description of Securities.

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014).

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between Nano-Vibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014).

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014).

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.16+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.17+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.18+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.19+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.20+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.21+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.22+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.23	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.24	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.25+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017)

10.26+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).

10.27+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.28+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.29	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.30	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017).

10.31	Consulting Agreement dated as of February 21, 2019, between NanoVibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.32	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.33	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.34	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.35	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

10.36	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

10.37+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019).

10.38	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019).

10.39	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

10.40	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

10.41	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.42	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.43	Note with Cross River Bank (SBA-Payroll Protection Program loan) dated May 14, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2020).

10.44+	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.45+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.46+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.47+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.48+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.49+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.50+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.51	Form of Securities Purchase Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.52	Form of Registration Rights Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.53#	Amended and Restated Distribution Agreement for “Private Labeled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021).

10.54+	Second Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2019).

10.55+	Third Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2021).

10.56	Fourth Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022).

10.57	Form of Securities Purchase Agreement, dated November 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2022).

10.58	Form of Securities Purchase Agreement, dated August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

10.59	Form of Registration Rights Agreement, dated August 30, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

10.60+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Aurora Cassirer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.61+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.62+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.63+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Harold Jacob (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.64+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Maria Schroeder (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.65+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.66+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.67+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.68+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.69	Second Amendment to the Amended and Restated Distribution Agreement for “Private-Labled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2023).

10.70#	Standalone Services Agreement, dated March 22, 2024, by and between NanoVibronix, Inc. and Veranex, Inc. (incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K filed on April 8, 2024).

10.71

Research Agreement, dated October 1, 2023, by and between NanoVibronix Inc. and the Regents of the University of Michigan (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2024).

10.72+	Employment Agreement, dated as of September 20, 2024, by and between Brian Murphy and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024).

10.73+	Employment Agreement, dated as of September 20, 2024, by and between Stephen Brown and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024).

10.74+	NanoVibronix, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2024).

10.75	Form of Exchange Agreement, effective as of January 7, 2025 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025).

10.76	Form of Securities Purchase Agreement, dated as of February 13, 2025, by and between NanoVibronix, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

10.77	Form of Registration Rights Agreement, dated as of February 13, 2025, by and between NanoVibronix, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

10.78*	Amended and Restated Senior Convertible Debenture Due the Earlier of the Trigger Date and November 13, 2025

21.1*	List of Subsidiaries.

23.1*	Consent of Zwick CPA, PLLC, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (attached to the signature page hereto).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy, adopted by the Board of Directors on November 6, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

By:	/s/ Brian Murphy
Brian Murphy
Chief Executive Officer (Principal Executive Officer)
Date:	March 31, 2025

By:	/s/ Stephen Brown
Stephen Brown
Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 31, 2025

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

Signature	Title	Date

/s/ BRIAN MURPHY	Chief Executive Officer and Director	March 31, 2025
Brian Murphy	(principal executive officer)

/s/ STEPHEN BROWN	Chief Financial Officer	March 31, 2025
Stephen Brown	(principal financial and accounting officer)

/s/ CHRISTOPHER FASHEK	Chairman of the Board of Directors	March 31, 2025
Christopher Fashek

/s/ MARTIN GOLDSTEIN	Director	March 31, 2025
Martin Goldstein

/s/ DORON BESSER, M.D.	Director	March 31, 2025
Doron Besser, M.D.

/s/ THOMAS R. MIKA	Director	March 31, 2025
Thomas R. Mika

/s/ Aurora Cassirer	Director	March 31, 2025
Aurora Cassirer

/s/ ZEEV ROTSTEIN	Director	March 31, 2025
Zeev Rotstein, M.D.

