Form 10-Q
period 2025-03-31
NanoVibronix, Inc.
filed 2025-05-20
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of May 20, 2025, was 2,584,835 shares.

EXPLANATORY NOTE

ENvue Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among NanoVibronix, Inc. (the “Company”) NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and Predecessor ENvue, the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.”

The information in this Quarterly Report on Form 10-Q reflects the consummation of the ENvue Merger which, as discussed above, in the period covered hereunder.

March 2025 Reverse Stock Split

On March 12, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-11 reverse stock split of the shares of our common stock, par value $0.001 per share, either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on March 13, 2025 (the “2025 Reverse Stock Split”).

All common stock share and per share amounts in this Quarterly Report have been adjusted to give effect to the 2025 Reverse Stock Split unless otherwise stated.

NanoVibronix, Inc.

Quarter Ended March 31, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash	$601	$752
Trade receivables	358	98
Prepaid expenses and other accounts receivable	881	290
Inventory	2,019	2,191
Total current assets	3,859	3,331

Noncurrent assets:
Fixed assets, net	125	9
Other assets	-	-
Severance pay fund	171	173
Operating lease right-of-use assets, net	161	116
Intangible Assets	5,880	-
Goodwill	33,909	-
Total non-current assets	40,246	298
Total assets	$44,105	$3,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$149	$47
Other accounts payable and accrued expenses	4,147	2,608
Convertible debenture	1,255	-
Loans	2,497	-
Deferred revenue	4	15
Operating lease liabilities, current	148	52
Total current liabilities	8,200	2,722

Non-current liabilities:
Accrued severance pay	213	216
Operating lease liabilities, non-current	17	64
Total liabilities	8,430	3,002

Commitments and contingencies

Stockholders’ equity:
Series C Preferred stock of $0.001 par value - Authorized: 3,000,000 shares at both March 31, 2025, and December 31, 2024; Issued and outstanding: 0 shares at both March 31, 2025, and December 31, 2024, respectively	-	-

Series D Preferred stock of $0.001 par value - Authorized: 506 shares at both March 31, 2025, and December 31, 2024; Issued and outstanding: 0 shares at both March 31, 2025, and December 31, 2024, respectively	-	-

Series E Preferred stock of $0.001 par value - Authorized: 1,999,494 shares at both March 31, 2025, and December 31, 2024, respectively; Issued and outstanding: 0 shares at both March 31, 2025, and December 31, 2024, respectively	-	-

Series F Preferred stock of $0.001 par value - Authorized: 40,000 and 0 shares at March 31, 2025, and December 31, 2024, respectively; Issued and outstanding: 0 shares at both March 31, 2025, and December 31, 2024, respectively	-	-

Series X Preferred stock of $0.001 par value - Authorized: 57,720 and 0 shares at March 31, 2025, and December 31, 2024, respectively; Issued and outstanding: 57,720 shares at March 31, 2025, and 0 shares at December 31, 2024, respectively	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at March 31, 2025, and December 31, 2024, respectively; Issued and outstanding: 734,025 and 378,941 shares at March 31, 2025, and December 31, 2024, respectively	1	1
Additional paid in capital	108,051	70,507
Accumulated other comprehensive income	(81)	(80)
Accumulated deficit	(72,296)	(69,801)
Total stockholders’ equity	35,675	627
Total liabilities and stockholders’ equity	$44,105	$3,629

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024

Revenues	$1,025	$921
Cost of revenues	656	257
Gross profit	369	664

Operating expenses:
Research and development	530	121
Selling and marketing	349	165
General and administrative	1,342	946

Total operating expenses	2,221	1,232

Loss from operations	(1,852)	(568)

Interest expense	(53)	(34)
Financial expense, net	(10)	21
Change in fair value of convertible note	58	-
Warrant modification expense	(623)	-

Loss before taxes	(2,480)	(581)

Income tax benefit (expense)	(15)	(7)

Net loss	$(2,495)	$(588)

Basic and diluted net loss available for holders of common stock, Series C Preferred Stock and Series D Preferred Stock	$(3.98)	$(2.38)

Weighted average common stock outstanding:
Basic and diluted	626,150	246,980

Comprehensive loss:
Net loss available to common stockholders	(2,495)	(588)
Change in foreign currency translation adjustments	(1)	1
Comprehensive loss available to common stockholders	(2,496)	(587)

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statement of Stockholders’ Equity

	Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2023	-	$-	-	$-	-	$-	-	$-	2,046,307	-	70,151	(67)	(66,096	3,988

Stock-based compensation	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	-	-	(3)	-	(3)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	738,000	-	-	-	-	-
Exercise of options	-	-	-	-	-	-	-	-	-	-	107	-	-	107
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	46	-	-	-	-	-
Other comprehensive loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(588)	(588)
Balance, March 31, 2024	-	$-	-	$-	-	$-	-	$-	2,784,353	$-	$70,258	$(70)	$(66,684)	$3,504

Balance, December 31, 2024	-	$-	-	$-	-	$-	-	$-	378,941	$-	$70,507	$(80)	$(69,801)	$627

Envizion Merger	-	-	-	-	-	-	-	-	33,182	-	36,921	-	-	36,921
Currency translation adjustment	-	-	-	-	-	-	-	-	-		-	(1)	-	(1)
Exercise of pre-funded warrants	-	-	-	-	-	-	-	-	214,227	-	-	-	-	-
Warrant exchange agreement	-	-	-	-	-	-	-	-	41,498	-	623	-	-	623
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	-	-	66,177	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	(2,495)	(2,495)
Balance, March 31, 2025	-	$-	-	$-	-	$-	-	$-	734,025	$1	$108,051	$(81)	$(72,296)	$35,675

The accompanying notes are an integral part of these consolidated financial statements

NanoVibronix, Inc.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(2,495)	$(588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18	-
Stock-based compensation	-	107
Noncash interest expense	13	34
Change in fair value of note payable	(58)	-
Share exchange agreement	623
Changes in operating assets and liabilities:
Trade receivable	(228)	(42)
Other accounts receivable and prepaid expenses	(336)	(143)
Inventory	567	144
Trade payables	(21)	(101)
Other accounts payable and accrued expenses	586	21
Deferred revenue	(11)	(11)
Accrued severance pay, net	(1)	-
Net cash used in operating activities	(1,343)	(579)

Cash flows from investing activities:
Cash acquired in ENvue Merger	148	-
Purchases of fixed assets	(5)	(1)
Net cash used in investing activities	143	(1)

Cash flows from financing activities:
Proceeds from issuance of short term loan payable	1,050	-
Net cash provided by financing activities	1,050	-

Effects of currency translation on cash	(1)	(3)

Net (decrease) increase in cash	(151)	(583)
Cash at beginning of period	752	3,283
		-
Cash at end of period	$601	$2,700
Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

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

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among NanoVibronix, Inc. (the “Company”) NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and Predecessor ENvue, the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” See Note 4 – Merger.

ENvue Medical Holdings LLC (previously: Envizion Medical Holding Corp.) (hereinafter: “ENvue”) is a Delaware corporation incorporated June 5, 2024. ENvue has two wholly owned subsidiaries: ENvue Medical (USA) Inc. (previously: Envizion Medical (USA) Inc.) and ENvue Medical Ltd. (previously: Envizion Medical Israel Ltd.).

ENvue was incorporated and registered in Israel on October 1, 2017, and commenced its operations on November 1, 2017. ENvue is engaged in research, development, marketing, and sale of medical equipment in the field of enteral feeding and are in the initial stage of commercializing its products.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved. In three months ended March 31,2025, the Company’s cash used in operations was $1,343,000, cash provided in investing activities of $143,000 from the cash acquired in the ENvue Merger offset by the purchase of property plant and equipment, and received net proceeds of $1,050,000 from the proceeds from issuance of short term loan payable, leaving a cash balance of $601,000 as of March 31, 2025. Because the Company does not have sufficient resources to fund our operation for the next twelve months from the date of this filing, management has substantial doubt regarding the Company’s ability to continue as a going concern. The Company will need to raise additional capital to finance its losses and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024 as found in the Company’s Annual Report on Form 10-K, as amended, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

The balance sheet for December 31, 2024 was derived from the Company’s audited financial statements for the year ended December 31, 2024. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year due to seasonality and other factors. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including ENvue as of the date of the merger.

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

Foreign currency translation

Non-U.S. dollar denominated transactions and balances have been re-measured to U.S. dollars. All gains and losses from re-measurement of monetary balance sheet items denominated in non-U.S. dollar currencies are reflected in the statements of operations as other comprehensive income, as appropriate. The cumulative translation losses and gains as of the three months ended March 31, 2025, and 2024 were $1,000 and $3,000, respectively.

Cash

The Company holds cash in various banking institutions. Such funds are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. Cash balances could exceed insured amounts at any given time. As of March 31, 2025, the Company had cash in excess of the FDIC insured amount totaling $45,000.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. Trades receivables were $358,000 as of March 31, 2025, and are not anticipated to possess substantial credit risk or expected credit losses. The Company’s current policy is to not charge late fees or other penalties for late payments but may consider charging customers late fees in the future. Historically, the Company has not had significant write offs of trade receivables. All sales are non-refundable. As of March 31, 2025, the Company evaluated historical collections from vendors and collection policies and has estimated that CECL to be $0.

Advertising and Marketing Costs

Costs associated with advertising are charged to expenses as incurred. For the three months ended March 31, 2025, and 2024, the advertising and marketing costs were $8,000 and $15,000, respectively.

Earnings per share

Basic loss per share was computed using the weighted average number of common shares outstanding. Diluted loss per share includes the effect of diluted common stock equivalents. Potentially dilutive securities from the exercise of stock option, warrants and exercise of preferred stock as of March 31, 2025, and 2024, respectively, were excluded from the computation of diluted net loss per share because the effect of their inclusion would have been antidilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of March 31, 2025, and December 31, 2024, there was no allowance on inventory.

Intangible Assets and Goodwill

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives. Acquired intangible assets with an indefinite life are not amortized but are reviewed for impairment at least annually or more frequently whenever events or changes in circumstances indicate that the carrying amounts of those assets are below their estimated fair values. Impairment is tested under ASC 350, Intangibles - Goodwill and Other.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. The fair value of the reporting unit is evaluated on qualitative factors to determine if the reported value may be impaired. If the qualitative factors indicate a likelihood of impairment, we then evaluate carrying value of the reporting unit based on quantitative factors using the income approach. An impairment charge is recognized for the excess of the carrying value of goodwill for the reporting unit over its implied fair value (See note 4 – Merger).

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

Accrued severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability on March 31, 2025, and December 31, 2024, was $213,000 and $216,000, respectively.

Leases

The Company accounts for its leases in accordance with ASU 2016-02, “Leases” (Topic 842). This topic requires that a lessee recognize the assets and liabilities that arise from operating leases. The Company recognizes right-of-use assets and lease liabilities on the consolidated balance sheet for all leases with a term longer than 12 months and classifies them as operating leases. For leases with a term of 12 months or less, the Company elects not to recognize lease assets and lease liabilities on those leases. The right-of-use assets and lease liabilities have been measured by the present value of the Company’s remaining lease payments over the lease term using our incremental borrowing rates or implicit rates, when readily determined.

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

Revenue from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from coupons, discounts, chargebacks and distributor fees, processing fees, as well as allowances for returns and government rebates. The Company constrains revenue by giving consideration to factors that could otherwise lead to a probable reversal of revenue. Collectability of revenue is reasonably assured based on historical evidence of collectability between the Company and its customers. The Company does not provide any product warranties or guarantees. There are no obligations for product returns. Historically, returns have been immaterial and do not have a material impact on the Company’s financial position or results of operations.

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

Convertible Debenture

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its Debenture (as defined below), which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations. This election is made on an instrument-by-instrument basis as permitted under ASC 825. The portion of total changes in fair value of the Debenture attributable to changes in instrument-specific credit risk are determined through specific measurement of periodic changes in the discount rate assumption exclusive of base market changes and are presented as a component of comprehensive income in the accompanying Consolidated Statements of Operations and Comprehensive Loss. As a result of electing the fair value option, direct costs and fees related to the Debenture are expensed as incurred.

The Company estimates the fair value of the Debenture using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the Debenture, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the voluntary, mandatory and potential accelerated redemption scenarios. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using Bloomberg’s Default Risk function which uses our financial information to calculate a default risk specific to the Company. As of March 31, 2025, the Company has no unused lines of credit.

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

NOTE 4 – MERGER

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 33,182 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 124,408 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.0001 per share, and (iii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue. Each share of Series X Preferred Stock will be convertible into 90,9091 shares of our common stock, subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of our common stock to the stockholders of Predecessor ENvue upon conversion of any and all shares of Series X Preferred Stock in accordance with the terms of the Certificate of Designation for the Series X Non-Voting Convertible Preferred Stock (the “Series X Certificate of Designation”).

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

Subsequent to March 31, 2025, on May 12, 2025, the Company entered into an Amendment Agreement (the “Series X Amendment Agreement”) with the Requisite Series X Holders (as defined in the Series X Certificate of Designations). Pursuant to the Series X Amendment Agreement, the Requisite Series X Holders agreed to amend the Series X Certificate of Designations by filing a Certificate of Amendment (“Series X Certificate of Amendment”) to the Series X Certificate of Designations with the Secretary of State of the State of Delaware to (i) increase the number of authorized shares of Series X Preferred Stock (as defined below) from 57,720 shares to 62,220 shares and (ii) upon the closing of the Company’s proposed public offering pursuant to a registration statement on Form S-1, to reduce the conversion price of the Series X Preferred Stock to the conversion price of the Preferred Stock as such conversion price shall be set forth in the Certificate of Designations of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock.

On May 12, 2025, the Company filed the Series X Certificate of Amendment with the Secretary of State of the State of Delaware, thereby amending the Series X Certificate of Designations. The Series X Certificate of Amendment became effective with the Secretary of State of the State of Delaware upon filing.

Fair value of the acquisition

The following table summarizes the allocation of the purchase price as of the ENvue acquisition:

Purchase price:
Common Stock consideration	4,400,000
Series X Preferred Stock consideration	35,000,000
Total purchase price	39,400,000

Allocated tangible assets:
Net working capital	(940,000)
Inventory	395,000
Fixed assets, net	112,000
Right-of-use assets	58,000
Lease liability LT	(14,000)
Total allocated tangible assets	(389,000)

Purchase price allocated to intangible assets
Tradename and trademarks	560,000
Proprietary technology	3,500,000
Customer relationships	1,820,000
Goodwill (unallocated intangible value)	33,909,000

The excess purchase price has been recorded as “goodwill” included as part of “Intangible assets” in the amount of $33,909,000. The estimated useful life of the identifiable intangible assets is five to seven years. The goodwill is amortizable for tax purposes.

NOTE 5 – INVENTORY

Inventory consists of the following components:

	March 31, 2025	March 31, 2024

Raw materials	$522,000	$311,000
Finished goods	1,497,000	2,277,000
Total inventory	$2,019,000	$2,588,000

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

Reverse stock splits

On February 8, 2023, the Company effected a reverse stock split of its common stock at a ratio of 1 post-split share for every 20 pre-split shares. The Company’s common stock began trading on a split-adjusted basis when the market opened on February 9, 2023 (the “2023 Reverse Stock Split”).

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

As a result of the 2025 Reverse Stock Split, every 11 shares of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the 2025 Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The 2025 Reverse Stock Split reduced the number of shares of common stock outstanding from 8,716,327 shares to approximately 792,394 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation, as amended, remained unchanged at 40,000,000 shares. As a result of the split, the Company rounded up fractional shares to its nearest whole number of 66,177 shares.

All references in this Quarterly Report to the number of shares, price per share and weighted average number of shares of common stock outstanding prior to the Reverse Stock Splits have been adjusted to reflect the Reverse Stock Splits on a retroactive basis, unless otherwise noted.

Stock-based compensation and options

On December 19, 2024, stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”), as a successor to the Nanovibronix 2014 Long-Term Incentive Plan, which was adopted by the Board on November 6, 2023. As of December 31, 2024, under the 2024 Plan, 600,000 shares of our common stock were reserved for issuance. On March 14, 2025, the Company effected the 2025 Reverse Stock Split. Consequently, the number of shares of common stock of the Company reserved for issuance pursuant to awards under the 2024 Plan was reduced to 54,545 shares. As of March 31, 2025, there were 9,486 shares of common stock available to be issued under the plan.

During the three-month period ended March 31, 2025, and 2024, 0 and 0 employee options were exercised, 0 and 8,182 options were granted, 0 and 3 options were expired, respectively. The options granted during 2024 vest at different schedules ranging from date granted to 9 years and were recorded at fair values of approximately $226,000. The maximum contractual term for granted options is 10 years. During the three-month period ended March 31, 2025, and 2024, stock-based compensation expense of approximately $0 and $107,000 was recorded for options that vested, respectively.

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2023	10,244	$144	8.41
Granted	8,182	9.9	9.82
Exercised	-	-	-
Expired	(3)	431	0.16
Outstanding – March 31, 2024	18,423	$84	8.90

Outstanding – December 31, 2024	45,059	3.50	9.24
Granted	-	-	9.82
Exercised	-	-	-
Expired	-	-	0.16
Outstanding – March 31, 2025	45,059	$38.49	8.99

Warrants

On August 30, 2023, the Company granted (a) Pre-Funded Warrants to purchase up to 264,271 shares of Common Stock with an exercise price of $0.0001 per share, (b) Series A-1 Warrants to purchase up to 264,271 shares of Common Stock with an exercise price of $16.17 per share (the “Series A-1 Warrants”) and (c) Series A-2 Warrants to purchase up to 264,271 shares of Common Stock with an exercise price of $16.17 per share (the “Series A-2 Warrants”), or a total of 776,448 warrants, in conjunction with a private placement by and between the Company and an institutional investor, pursuant to a securities purchase agreement dated August 30, 2023 (the “Private Placement”). The Series A-1 Warrants and Series A-2 Warrants are exercisable immediately upon issuance and expire on March 1, 2029 and October 1, 2024, respectively.

In connection with the Private Placement, the Company granted placement agent warrants to H.C. Wainwright & Co., LLC, or its designees, as compensation in connection with the Private Placement, to purchase up to an aggregate of 19,820 shares of common stock at an exercise price equal to $23.65 per share (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

Warrants
Outstanding – December 31, 2023	784,839
Granted	-
Exercised	(67,090)
Canceled	-
Outstanding – March 31, 2024	717,748

Outstanding – December 31, 2024	326,568
Granted	336,694
Exercised	(214,587)
Exchanged	(264,271)
Outstanding – March 31, 2025	184,404

Warrant Exchange Agreement

On January 7, 2025, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor pursuant to which the Company agreed to issue an aggregate of (i) 41,498 shares of common stock (the “3(a)(9) Shares”), (ii) a warrant to purchase up to 158,562 shares of common stock (the “January 2025 Warrant”), and (iii) a pre-funded warrant to purchase up to 178,132 shares of common stock (the “January 2025 Pre-Funded Warrant”), in exchange for the Series A-1 Warrant held by the Holder to purchase up to 264,271 shares of common stock at an exercise price of $16.17 per share (the “Exchange”). The Company cancelled the Series A-1 Warrant reacquired in the Exchange and the Series A-1 Warrant will not be reissued. The January 2025 Warrant has substantially the same terms as the Series A-1 Warrant, except that the shares of common stock issuable upon exercise of the January 2025 Warrant were subject to stockholder approval pursuant to the applicable rules and regulations of the Nasdaq (which such stockholder approval was obtained on February 24, 2025, at a special meeting of stockholders), is exercisable for a term of five and one half years from the date such stockholder approval is received and deemed effective under Delaware law, and has an exercise price of $6.8296 per share.

Subsequent to the Exchange, the holder of the January 2025 Pre-Funded Warrant (i) exercised the January 2025 Pre-Funded Warrant in full on a cashless basis for an aggregate of 228,354 shares of common stock and (ii) exercised the January 2025 Warrant in full on a cashless basis for an aggregate of 91,507 shares of common stock.

The issuance in the Exchange of the 3(a)(9) Shares, the January 2025 Warrant, the January 2025 Pre-Funded Warrant and the shares of common stock issuable upon the exercise thereof pursuant to the Exchange Agreement was made in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act.

NOTE 7 – CONVERTIBLE DEBENTURE

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company sold in a private placement senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture) (“Maturity Date”), having an aggregate principal amount (the “Principal Amount”) of $500,000 (the “Debenture Transaction”). The closing of the Debenture Transaction occurred on February 14, 2025.

On March 26, 2025, the Company amended and restated the Debenture (the “A&R Debenture”) to increase the Principal Amount to $1,300,000 to provide for the funding by the Investor to ENvue (i) an aggregate of $250,000 by the Investor to ENvue on February 6, 2025, (ii) an aggregate of $250,000 by the Investor to ENvue on March 4, 2025, and (iii) and an aggregate of $300,000 by the Investor to ENvue on March 26, 2025.

On the Maturity Date, the Company shall pay the Investor in cash or, at the option of the Investor, in the form of conversion shares, or a combination thereof, the entire outstanding Principal Amount of the A&R Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the A&R Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of the Investor, at the initial conversion price of $4.8906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $0.97812. The A&R Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

The issuance of the Debenture and the A&R Debenture was made in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder for transactions not involving a public offering.

Due to certain embedded features within the A&R Debenture, the Company elected to account for the A&R Debenture and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded as a component of non-operating income (loss) in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the Debenture were expensed as incurred.

For the three months ended March 31, 2025, and 2024, the Company recorded a gain of $58,234 and $0, respectively, related to the change in fair value of the A&R Debenture which was recognized in other income (expense) in the consolidated statements of operations. Interest expense on the A&R Debenture totaled $13,289 and $0 for the three months ended March 31, 2025, and 2024, respectively, and is included within change in fair value of the debenture in the consolidated statement of operations.

The following table presents the change in the balance of the A&R Debenture for periods identified:

Three Months Ended March 31, 2025
Balance, beginning of period	$-
Debenture issued	1,313,097
Change in fair value of A&R Debenture	(58,234)
Balance, end of period	1,254,863

ENvue Consolidated Secured Note

On January 17, 2025, ENvue issued a Consolidated Secured Note (as amended, the “ENvue Note”) in the aggregate principal amount of $2,497,308, to Alpha Capital Anstalt, which such ENvue Note was funded in several tranches. The ENvue Note does not bear interest and is secured by Collateral (as defined in the ENvue Note). The aggregate principal amount owed under the ENvue Note shall be due and payable on the earlier of (i) the receipt of shareholder approval by the Company of the Parent Stockholder Matters (as defined in that certain Merger Agreement) and (ii) December 31, 2025.

NOTE 8 – LEASES

The Company has operating lease agreements with terms up to 1-3 years, including car and office space leases.

The Company’s weighted-average remaining lease term relating to its operating leases is 2.21 years, with a weighted-average discount rate of 10%.

The Company incurred $70,000 and $60,000 of lease expense for its operating leases for the three months ended March 31, 2025 and 2024, respectively.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of March 31, 2025:

2025	$50,284
2026	58,580
2027	10,392
Total undiscounted operating lease payments	119,256
Less: Imputed interest	10,803
Present value of operating lease liabilities	$108,453

NOTE 9 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding stock options and warrants for the three months ended March 31, 2025, and 2024 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2025	March 31, 2024
Stock options - employee and non-employee	45,059	18,423
Warrants	184,404	717,748
Total	229,463	736,171

The diluted loss per share equals basic loss per share in the three months ended March 31, 2025, and 2024 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 10 - GEOGRAPHIC INFORMATION AND MAJOR CUSTOMER DATA

Summary information about geographic areas:

The Company manages its business on the basis of one reportable segment and Brian Murphy, CEO, is the chief decision maker for the segment. The Company derives revenues from selling its products directly to patients as well as through distributor agreements. The following is a summary of revenues within geographic areas:

	Three Months Ended March 31,
	2025	2024
United States	$986,000	$905,000
Europe	9,000	-
Australia/New Zealand	19,000	4,000
Asia	-	-
Other	11,000	12,000
Total	$1,025,000	$921,000

The Company’s long-lived assets are all located in Israel.

For the three months ended March 31, 2025, the Company generated approximately $503,000 in revenue from its largest direct medical distributor, Ultra Pain Products, LLC. This represents approximately 49% of the company’s total revenue for the year.

NOTE 11 – OTHER ASSETS

On April 9, 2020, pursuant to a licensing agreement entered into in March 2020, the Company received 10-year warrants to purchase 127,000 shares of Sanuwave Health, Inc. at a price of $0.19 per share. The fair value for warrants received is estimated at the date of grant using a Black-Scholes-Merton pricing model with the following underlying assumptions:

	March 31, 2025	March 31, 2024
Price at valuation	$-	$0.02
Exercise price	$-	$0.19
Risk free interest	-	4.20%
Expected term (in years)	-	6
Volatility	-	125.4%

The Company considers this to be Level 3 inputs and is valued at each reporting period. As of September 12, 2024, the company terminated the licensing agreement with Sanuwave and recognized $3,000 in gain/loss of termination of investment, offset by change in fair value through the date of termination of $1,000. The fair value of these warrants for the three months ended March 31, 2025, and 2024 was $0 and $1,000, respectively. There was a net $0 and $1,000 change in fair value during the three months ended March 31, 2025, and 2024, respectively.

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the three months ended March 31, 2025, and 2024.

The following table presents changes in Level 3 asset and liability measured at fair value for the three months ended March 31, 2025 and 2024:

Asset
Balance – December 31, 2023	$1,000
Fair value adjustments – Sanuwave warrants	1,000
Balance – March 31, 2024	$2,000

Balance – December 31, 2024	-
Fair value adjustments – Sanuwave warrants	-
Balance – March 31, 2025	$-

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

Fair Value Measurements as of March 31, 2025
	Level I	Level II	Level III	Total
Asset:			-	-
Other assets	$-	$-	$-	$-

	Fair Value Measurements as of March 31, 2024
	Level I	Level II	Level III	Total
Asset:
Other assets	$-	$-	$1,000	$1,000

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed. In February 2025, the Second Department informed counsel for the Company that the Second Department was beginning to process the appeal for calendaring with oral arguments expected to start by the end of May 2025.

As of March 31, 2025 and 2024, the Company accrued the amount of the arbitration award to Protrade of approximately $2.2 million and $2.0 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

NOTE 13 – RELATED PARTY TRANSACTION

The firm FisherBroyles LLP handled all our Protrade litigation and appeals through December 31, 2024. For the year ended December 31, 2024, the Company was not billed and did not pay any legal fees to FisherBroyles. Ms. Cassirer did not provide any legal services or legal advice to the Company.

On January 1, 2024, Ms. Cassirer and the lawyers responsible for handling our Protrade litigation left the firm of FisherBroyles to join the firm of Pierson Ferdinand LLP. As of January1, 2024, the firm Pierson Ferdinand is the sole firm handling all our Protrade litigation and appeals. For the three months ended March 31, 2025, and 2024, Pierson Ferdinand was paid $58,000 and $0 respectively. As was the case in prior years, Ms. Cassirer does not provide any legal services or legal advice to the Company.

On April 1, 2025, Aurora Cassirer submitted her resignation as a member of the board of directors of the Company, which such resignation became effective immediately. Ms. Cassirer served as a member of the audit committee, corporate governance and nominating committee, and compensation committee. Ms. Cassirer’s resignation was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices, or any other matter.

On February 14, 2025, pursuant to the terms of the Merger Agreement and in connection with the Merger and the appointment of Doron Besser and Zeev Rotstein (together, the “Indemnitees”) to the Board of Directors, the Company and each of the Indemnitees entered into the Company’s standard form of indemnification agreement, which such indemnification agreements provide that the Company shall indemnify the Indemnitees to the fullest extent of permitted by applicable law in effect on the date hereof or as amended to increase the scope of permitted indemnification, against expenses, losses, liabilities, judgments, fines, penalties and amounts paid in settlement (including all interest, taxes, assessments and other charges in connection therewith) incurred by Indemnitee or on Indemnitee’s behalf in connection with any proceeding in any way connected with, resulting from or relating to Indemnitee’s corporate status.

NOTE 14 - SUBSEQUENT EVENTS

April 2025 Promissory Note and Guaranty

On April 11, 2025, ENvue issued a promissory note (the “April Note”) to Alpha Capital Anstalt (the “Lender”) in the principal amount of $360,000 (the “April Note Principal Amount”), together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025 (the “April Note Maturity Date”) and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bears interest at an annual rate equal to 8.0% and is payable “in kind” by adding such accrued interest to the April Note Principal Amount.

Pursuant to the terms of the April Note, commencing on the date of the issuance and sale of any shares common stock or Common Stock Equivalents (as defined in the April Note) by us, the Lender may require ENvue to redeem all or a portion of the April Note with the proceeds of such issuance and sale (the “Redemption Right”). The Redemption Right may be redeemed at any time after date of such issuance and sale by the Lender providing to ENvue written notice specifying the principal amount of the Note to be redeemed (the “Redemption Amount”), and the Redemption Amount shall be due and payable by ENvue on the second business day after the date of such notice.

The April Note additionally provides for certain customary events of default which upon occurrence, the Lender may, at its option, declare the entire April Note Principal Amount together with all accrued interest and all other amounts payable under the April Note immediately due and payable, provided however, that if a bankruptcy event occurs, the April Note Principal Amount and accrued interest on the April Note shall become immediately due and payable without any notice, declaration or other act on the part of the Lender.

In connection with ENvue’s issuance of the April Note, on April 11, 2025, we entered into that certain Guaranty (the “Guaranty”) in favor of the Lender, pursuant to which we have agreed to guarantee to the Lender the payment of all obligations and liabilities of ENvue under the April Note, including, without limitation, for principal, interest and any other amounts due and payable by ENvue under the April Note (the “Guaranteed Obligations”). Upon the occurrence of an Event of Default (as defined in the April Note), the Guaranteed Obligations shall be deemed immediately due and payable at the election of Lender and we shall pay on demand the Guaranteed Obligations to Lender.

Certificate of Amendment to Series X Certificate of Designations, Series X Amendment Agreement

On May 12, 2025, the Company entered into the Series X Amendment Agreement and filed the Series X Certificate of Amendment with the Secretary of State of the State of Delaware, which became effective upon filing. See Note 4 – Merger.

Underwritten Public Offering, Series G Convertible Preferred Stock

On May 15, 2025, the Company announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 400,000 shares of the Company’s Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.001 per share and a stated value equal to $25, and warrants to purchase up to 4,901,982 shares of common stock, par value $0.001 per share of the Company at an exercise price of $2.04 per share (the “May 2025 Warrants”). The combined public offering price of each share of Series G Preferred Stock together with an accompanying May 2025 Warrant is $25.00. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. The Company also issued to Dawson James Securities, Inc. warrants (the “May 2025 Representative’s Warrants”) to purchase up to 245,099 shares of common stock, which such May 2025 Representative’s Warrants have substantially the same terms as the May 2025 Warrants except that the May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

On May 15, 2025, prior to the closing of the 2025 Underwritten Offering, we filed the Certificate of Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (the “Series G Certificate of Designations”) with the Secretary of State of the State of Delaware, which became effective upon filing. Pursuant to the terms of the Series G Certificate of Designations, the holders of the Series G Preferred Stock are entitled to receive cumulative dividends at the rate per share of 9% per annum of the stated value per share until the fifth anniversary of the date of issuance of the Series G Preferred Stock, which such dividends may be paid, at the Company’s option, in up to an aggregate of 2,205,883 shares of common stock.

The gross proceeds of the 2025 Underwritten Offering were approximately $10 million before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. and its subsidiaries (collectively, the “Company”) as of March 31, 2025, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, and for the year then ended, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company and its subsidiaries.

Overview

We were organized as a Delaware corporation in October 2003. On February 14, 2025, we completed the Merger pursuant to the Merger Agreement, as further described below. Following the consummation of the Merger, NanoVibronix will conduct its operations through its two wholly-owned subsidiaries: (i) NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel (“Nano OpCo”) and (ii) ENvue Medical Holdings LLC, a Delaware limited liability company (together with its respective subsidiaries, “ENvue”). Nano OpCo focuses on non-invasive biological response-activating devices that target biofilm prevention, pain therapy, and wound healing and can be administered at home, without the assistance of medical professionals. ENvue is a medical device company engaged in the research, development, production, marketing, and sale of medical devices in the field of enteral feeding and are in the initial stage of commercializing our products.

Recent Developments

Underwritten Public Offering, Series G Convertible Preferred Stock

On May 16, 2025, we announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 400,000 shares of the Company’s Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.001 per share and a stated value equal to $25, and warrants to purchase up to 4,901,982 shares of common stock, par value $0.001 per share at an exercise price of $2.04 per share (the “May 2025 Warrants”). The combined public offering price of each share of Preferred Stock together with an accompanying Warrant was $25.00. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. The Company also issued to Dawson James Securities, Inc. warrants (the “May 2025 Representative’s Warrants”) to purchase up to 245,099 shares of common stock, which such May 2025 Representative’s Warrants have substantially the same terms as the May 2025 Warrants except that the May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

On May 15, 2025, prior to the closing of the 2025 Underwritten Offering, we filed the Certificate of Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (the “Series G Certificate of Designations”) with the Secretary of State of the State of Delaware, which became effective upon filing. Pursuant to the terms of the Series G Certificate of Designations, the holders of the Series G Preferred Stock are entitled to receive cumulative dividends at the rate per share of 9% per annum of the stated value per share until the fifth anniversary of the date of issuance of the Series G Preferred Stock, which such dividends may be paid, at our option, in up to an aggregate of 2,205,883 shares of common stock.

The gross proceeds of the 2025 Underwritten Offering were approximately $10 million before deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Certificate of Amendment to Series X Certificate of Designations, Series X Amendment Agreement

On May 12, 2025, we entered into an Amendment Agreement (the “Series X Amendment Agreement”) with the Requisite Series X Holders (as defined in the Certificate of Designations of the Series X Non-Voting Convertible Preferred Stock (the Series X Certificate of Designations”)). Pursuant to the Series X Amendment Agreement, the Requisite Series X Holders agreed to amend the Series X Certificate of Designations by filing a Certificate of Amendment (“Series X Certificate of Amendment”) to the Series X Certificate of Designations with the Secretary of State of the State of Delaware to (i) increase the number of authorized shares of Series X Preferred Stock (as defined below) from 57,720 shares to 62,220 shares and (ii) upon the closing of this offering, to reduce the conversion price of the Series X Preferred Stock to the conversion price of the Preferred Stock as such conversion price shall be set forth in the Certificate of Designations of the Preferences, Rights and Limitations of the Series G Convertible Preferred Stock.

On May 12, 2025, we filed the Series X Certificate of Amendment with the Secretary of State of the State of Delaware, thereby amending the Series X Certificate of Designations. The Series X Certificate of Amendment became effective with the Secretary of State of the State of Delaware upon filing.

April 2025 Promissory Note and Guaranty

On April 11, 2025, ENvue issued a promissory note (the “April Note”) to Alpha Capital Anstalt (the “Lender”) in the principal amount of $360,000 (the “April Note Principal Amount”), together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025 (the “April Note Maturity Date”) and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bears interest at an annual rate equal to 8.0% and is payable “in kind” by adding such accrued interest to the April Note Principal Amount.

Pursuant to the terms of the April Note, commencing on the date of the issuance and sale of any shares common stock or Common Stock Equivalents (as defined in the April Note) by us, the Lender may require ENvue to redeem all or a portion of the April Note with the proceeds of such issuance and sale (the “Redemption Right”). The Redemption Right may be redeemed at any time after date of such issuance and sale by the Lender providing to ENvue written notice specifying the principal amount of the Note to be redeemed (the “Redemption Amount”), and the Redemption Amount shall be due and payable by ENvue on the second business day after the date of such notice.

The April Note additionally provides for certain customary events of default which upon occurrence, the Lender may, at its option, declare the entire April Note Principal Amount together with all accrued interest and all other amounts payable under the April Note immediately due and payable, provided however, that if a bankruptcy event occurs, the April Note Principal Amount and accrued interest on the April Note shall become immediately due and payable without any notice, declaration or other act on the part of the Lender.

In connection with ENvue’s issuance of the April Note, on April 11, 2025, we entered into that certain Guaranty (the “Guaranty”) in favor of the Lender, pursuant to which we have agreed to guarantee to the Lender the payment of all obligations and liabilities of ENvue under the April Note, including, without limitation, for principal, interest and any other amounts due and payable by ENvue under the April Note (the “Guaranteed Obligations”). Upon the occurrence of an Event of Default (as defined in the April Note), the Guaranteed Obligations shall be deemed immediately due and payable at the election of Lender and we shall pay on demand the Guaranteed Obligations to Lender.

March 2025 Reverse Stock Split

On March 12, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-11 reverse stock split of the shares of our common stock, par value $0.001 per share, either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on March 13, 2025 (the “2025 Reverse Stock Split”). All common stock share and per share amounts in this Quarterly Report have been adjusted to give effect to the 2025 Reverse Stock Split unless otherwise stated.

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 33,182 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 124,408 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.0001 per share, and (iii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue. Each share of Series X Preferred Stock will be convertible into 90,9091 shares of our common stock, subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of our common stock to the stockholders of Predecessor ENvue upon conversion of any and all shares of Series X Preferred Stock in accordance with the terms of the Certificate of Designation for the Series X Non-Voting Convertible Preferred Stock.

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

February 2025 Private Placement

On February 13, 2025, we entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which we sold in a private placement senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture) (“Maturity Date”), having an aggregate principal amount (the “Principal Amount”) of $500,000 (the “Debenture Transaction”). The closing of the Debenture Transaction occurred on February 14, 2025.

On March 26, 2025, we amended and restated the Debenture (the “A&R Debenture”) to increase the Principal Amount to $1,300,000 to provide for the funding by the Investor to our subsidiary ENvue Medical Holdings LLC (“ENvue”), a wholly owned subsidiary of (i) an aggregate of $250,000 by the Investor to ENvue on February 6, 2025, (ii) an aggregate of $250,000 by the Investor to ENvue on March 4, 2025, and (iii) and an aggregate of $300,000 by the Investor to ENvue on March 26, 2025.

On the Maturity Date, we shall pay the Investor in cash or, at the option of the Investor, in the form of conversion shares, or a combination thereof, the entire outstanding Principal Amount of the A&R Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the A&R Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of the Investor, at the initial conversion price of $4.8906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $0.97812. The A&R Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

The issuance of the Debenture and the A&R Debenture was made in reliance on an exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder for transactions not involving a public offering.

ENvue Consolidated Secured Note

On January 17, 2025, ENvue issued a Consolidated Secured Note, (as amended, the “ENvue Note”) to Alpha Capital Anstalt in the aggregate principal amount of $2,497,308, which such note was funded in several tranches. The ENvue Note does not bear interest and is secured by Collateral (as defined in the ENvue Note). The aggregate principal amount owed under the ENvue Note shall be due and payable on the earlier of (i) the receipt of shareholder approval by us. of the Parent Stockholder Matters (as defined in that certain Merger Agreement) and (ii) December 31, 2025.

January 2025 3(a)(9) Exchange

On January 7, 2025, we entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor pursuant to which we agreed to issue an aggregate of (i) 41,498 shares of common stock (the “3(a)(9) Shares”), (ii) a warrant to purchase up to 158,562 shares of common stock (the “January 2025 Warrant”), and (iii) a pre-funded warrant to purchase up to 178,132 shares of common stock (the “January 2025 Pre-Funded Warrant”), in exchange for the Series A-1 Warrant held by the Holder to purchase up to 264,271 shares of common stock at an exercise price of $16.17 per share (the “Exchange”). We cancelled the Series A-1 Warrant reacquired in the Exchange and the Series A-1 Warrant will not be reissued. The January 2025 Warrant has substantially the same terms as the Series A-1 Warrant, except that the shares of common stock issuable upon exercise of the January 2025 Warrant were subject to stockholder approval pursuant to the applicable rules and regulations of the Nasdaq (which such stockholder approval was obtained on February 24, 2025, at a special meeting of stockholders), is exercisable for a term of five and one half years from the date such stockholder approval is received and deemed effective under Delaware law, and has an exercise price of $6.8296 per share.

Subsequent to the Exchange, the holder of the January 2025 Pre-Funded Warrant (i) exercised the January 2025 Pre-Funded Warrant in full on a cashless basis for an aggregate of 228,354 shares of common stock and (ii) exercised the January 2025 Warrant in full on a cashless basis for an aggregate of 91,507 shares of common stock.

The issuance in the Exchange of the 3(a)(9) Shares, the January 2025 Warrant, the January 2025 Pre-Funded Warrant and the shares of common stock issuable upon the exercise thereof pursuant to the Exchange Agreement was made in reliance on an exemption from registration under Section 3(a)(9) of the Securities Act.

Nasdaq Minimum Stockholder’s Bid Price Requirement and Minimum Stockholder’s Equity Requirement

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

On December 26, 2024, we received a decision letter (the “Decision Letter”) from the Panel granting a limited extension of time for us to demonstrate compliance with the Bid Price Rule and the Equity Rule for continued listing on Nasdaq, subject to the following conditions: (i) on or before February 27, 2025, we will have obtained stockholder approval to effect a reverse stock split; (ii) on or before March 31, 2025, we shall have effected a reverse stock split and, thereafter, maintain a $1.00 closing bid price of our common stock for a minimum of ten consecutive trading days; (iii) on or before March 31, 2025, we are required to demonstrate compliance with the Equity Rule by filing public disclosure with the SEC and demonstrate long-term compliance with the Equity Rule; and (iv) on or before March 31, 2025, we are required to demonstrate compliance with all continued listing requirements for Nasdaq. On February 24, 2025, we obtained approval from our stockholders to file a certificate of amendment to our Certificate of Incorporation to effectuate the Reverse Stock Split, among others, and on March 13, 2025, the Reverse Stock Split became effective.

On April 9, 2025, we received a letter (the “April Letter”) from the Staff notifying us that we had demonstrated compliance with the Bid Price Rule and the Equity Rule as required by the Panel pursuant to the Decision Letter.

Pursuant to the April Letter, we will be subject to a mandatory panel monitor for a period of one year from the date of the April Letter. If, within that one-year monitoring period, Staff finds us again out of compliance with the Equity Rule that was subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

Critical Accounting Policies and Significant Estimates

This management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reported period. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates if conditions differ from our assumptions. While our significant accounting policies are more fully described in Note 3 – Summary of Significant Accounting Policies in the “Notes to Financial Statements”, we believe the following accounting policies are critical to the process of making significant estimates in preparation of our financial statements.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items or technological obsolescence. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value. As of March 31, 2025, and 2024, there was no allowance on inventory.

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

Stock-based compensation

We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over one or two years from the grant date and generally have ten-year contractual terms. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 3 and 5 in the “Notes to Financial Statements”.

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

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 3, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024

Revenues. For the three months ended March 31, 2025, and 2024, our revenues were approximately $1,025,000 and $921,000, respectively, an increase of approximately 11%, or $104,000, between the periods. The increase was due primarily attributable to the Company’s recent merger with ENvue. The consolidated results now include ENvue’s revenue beginning on the date of ENvue Merger, which contributed to the overall growth during the period. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the three months ended March 31, 2025, the percentage of revenues attributable to our products was: PainShield MD – 56%, PainShield Plus – 19%, Monthly Kits - 10%. For the three months ended March 31, 2024, the percentage of revenues attributable to our products was: PainShield Plus – 10%, PainShield MD – 59%, Monthly Kits PP – 2% and Monthly Kits P – 28%. For the three months ended March 31, 2025, and 2024, the portion of our revenues that was derived from our largest direct medical equipment distributor, Ultra Pain Products LLC, were 49% and 38%, respectively, and customers introduced by our two largest sales representatives were 37% and 41%, respectively.

Gross Profit. For the three months ended March 31, 2025, and 2024, gross profit was approximately $369,000 and $664,000, respectively, a decrease of approximately 44% or $295,000. The decrease was mainly due to the increase in revenues in 2024. The decrease in the gross margin percentage was mainly due to lowering our wholesale sales price awarded to a certain customer from Ultra Pain Products, LLC.

Gross profit as a percentage of revenues were approximately 36% and 72% for the three months ended March 31, 2025, and 2024, respectively. The increase in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended March 31, 2025, and 2024, research and development expenses were approximately $530,000 and $121,000, respectively, an increase of approximately 338%, or $409,000 between the periods. The increase was due to the costs of our product development project which we started in April 2024 offset by the cost of our clinical trial test program with the University of Michigan which took place in 2023.

Research and development expenses as a percentage of total revenues were approximately 52% and 13% for the three months ended March 31, 2025, and 2024, respectively.

Our research and development expenses consist mainly of expenses related to subcontracting research and development and clinical trial activities, as well as payroll expenses to employees, and the associated facilities’ costs, who are involved with research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2025, and 2024, selling and marketing expenses were approximately $349,000 and $165,000, respectively, an increase of approximately 112%, or $184,000 between the periods. The increase was primarily due to the inclusion of ENvue’s operations following the ENvue Merger.

Selling and marketing expenses as a percentage of total revenues were approximately 34% and 18% for the three months ended March 31, 2025, and 2024, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2025, and 2024, general and administrative expenses were approximately $1,342,000 and $946,000, respectively, an increase of approximately 42%, or $396,000 between the periods. The increase was primarily due the costs of professional fees incurred related to our merger, as well as the inclusion of ENvue’s operations following the ENvue Merger.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 131% and 103% for the three months ended March 31, 2025, and 2024, respectively.

Interest expense. For the three months ended March 31, 2025, and 2024, our interest expenses were $53,000 and $34,000, respectively. This pertains to the interest on the A&R Debenture in the current period and the Company’s judgment liability in the prior period.

Income tax benefit (expense). For the three months ended March 31, 2025, our income tax expense was approximately $15,000 as compared to $7,000 in the three months ended March 31, 2024. The tax benefit (expense) is computed by multiplying income before taxes at our Israeli subsidiary by the appropriate tax rate.

Net Loss. Our net loss decreased by approximately 1,907,000 or 324%, to approximately $2,495,000 for the three months ended March 31, 2025, from approximately $588,000 during the same period in 2024. The decrease in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

Going Concern

We have incurred net losses of approximately $2,523,000 during the three months ended March 31, 2025, which primarily consisted of increased revenues and increased gross margins offset by our operating expenses. We also had negative cash flow from operating activities of $1,343,000 for the three months ended March 31, 2025. Although we received proceeds from issuance of short term loan payable amounting to $1,050,000 and had a cash balance of just over $601,000 as March 31, 2025, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of our ability to continue as a going concern. We will need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the three months ended March 31, 2025, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to developments caused by the coronavirus outbreak. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of March 31, 2025, and we are not aware of any material trends in capital resources that would impact our business.

As of March 31, 2025, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Major Change in Assets and Total Reportable Assets

As discussed in Note 4, the major changes in assets and total reportable assets are primarily attributable to the merger. These changes reflect the revaluation and consolidation of assets from the merger, which significantly impacted the overall asset base of the Company. The changes in assets are consistent with the terms and conditions outlined in the merger agreement and are considered a direct result of the transaction.

Summary of Cash Flow

General. As of March 31, 2025, we had cash of approximately $601,000, compared to approximately $752,000 as of December 31, 2024. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $1,343,000 for the three months ended March 31, 2025, and approximately $579,000 for the same period in 2024.

Cash provided in our investing activities was approximately $143,000 and cash used in investing activities was $1,000 for the three months ended March 31, 2025, and 2024, respectively. Cash provided in the three months ended March 31, 2025, is mainly from the cash acquired in the Merger offset by the purchase of property plant and equipment.

Cash provided by financing activities during the three months ended March 31, 2025, was approximately $1,050,000, which was primarily composed of the net proceeds from issuance of short-term loan payable. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. There was no cash provided by financing activities for the three months ended March 31, 2024.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variations based upon a wide variety of factors, including the ordering patterns of our distributors, timing of regulatory approvals, the implementation of various phases of our clinical trials and manufacturing efficiencies due to the learning curve of utilizing new materials and equipment as well issues that may continue to occur due to the development of the coronavirus outbreak. Our operating results could also be impacted by increased tariffs which may add additional costs to our manufacturing process, the hostilities in Israel, and the Middle East, including the interruption or curtailment of trade within Israel or between Israel and its trading partners, or the ability to ship our products overseas or a weakening of the Euro and strengthening of the New Israeli Shekel, or NIS, both against the U.S. dollar. Lastly, other economic conditions we cannot foresee may affect customer demand, such as individual country reimbursement policies pertaining to our products.

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the section entitled “Risk Factors”,

Other than as discussed above and elsewhere in this Quarterly Report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2024, filed with the SEC on March 31, 2025.

Remediation Efforts to Address Material Weakness

With the oversight of senior management and audit committee of the Board of Directors, we have taken the steps below and we plan to take additional measures to remediate the underlying causes of the material weakness in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2024, filed with the SEC on March 31, 2025:

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

Changes in Internal Control over Financial Reporting

Other than described above in Item 4, there has been no change in our internal control over financial reporting that occurred during the last fiscal quarter to which this Quarterly Report relates that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The information set forth in Note 11 – Commitments and Contingencies of the Notes to Consolidated Financial Statements of this Quarterly Report is incorporated by reference herein.

There are no other material proceedings in which any of our directors, officers, affiliates, any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

The following description of risk factors includes any material changes to, and supersedes the description of, the risk factors addressed below associated with our business, financial condition and results of operations previously disclosed in “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC on March 31, 2025. Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding other statements in this Form 10-Q. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report.

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

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our common shares on Nasdaq. For example, On April 10, 2024, we received the Letter from the Staff indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between February 27, 2024, and April 9, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to the Bid Price Rule. The Letter also indicated that we were provided with a compliance period of 180 calendar days, or until October 7, 2024, in which to regain compliance with the Bid Price Rule pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We did not regain compliance with the Bid Price Rule by October 7, 2024, and on October 8, 2024, Nasdaq notified us that our securities were subject to delisting from Nasdaq unless we timely requested a hearing before the Panel. We subsequently timely requested a hearing before the Panel, which was held on December 5, 2024.

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

On April 9, 2025, we received the April Letter from the Staff notifying us that we had demonstrated compliance with the Bid Price Rule and the Equity Rule as required by the Panel pursuant to the Decision Letter.

Pursuant to the April Letter, we will be subject to a mandatory panel monitor for a period of one year from the date of the April Letter. If, within that one-year monitoring period, Staff finds us again out of compliance with the Equity Rule that was subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

There is no assurance that we will maintain compliance with the minimum listing requirements with all applicable requirements for continued listing on Nasdaq. If our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

The Series X Certificate of Designations, as amended by the Series X Certificate of Amendment, contains certain provisions that may result in the reduction of the conversion price of the Series X Preferred Stock as a result of this offering. This feature may increase the number of shares of common stock being issuable upon conversion of the Series X Preferred Stock.

The Series X Certificate of Designations, as amended by the Series X Certificate of Amendment, contains certain provisions, which include, but are not limited to, provisions that require the lowering of the applicable conversion price of the Series X Preferred Stock to the conversion price of the Preferred Stock upon the closing of this offering. Upon the closing of this offering, we will be required, subject to certain limitations and adjustments as provided in the Certificate of Designations, to reduce the Series X Conversion Price to the conversion price of the Preferred Stock, which such adjustment will result in a greater number of shares of common stock being issuable upon conversion of the Series X Preferred Stock, which in turn will increase the dilutive effect of such conversions on existing holders of our common stock.

The Series G Certificate of Designations for the Series G Preferred Stock contains anti-dilution provisions that may result in the reduction of the conversion price for the Series G Preferred Stock in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion or exercise, as applicable.

The Series G Certificate of Designations for our Series G Preferred Stock contains anti-dilution provisions, which such provisions require the lowering of the conversion price to the purchase price of future offerings. If in the future we issue securities for less than the conversion price of our Series G Preferred Stock, we will be required to further reduce the relevant conversion price, which will result in a greater number of shares of common stock being issuable upon conversion, which in turn will have a greater dilutive effect on our shareholders, provided, however, that the conversion price shall in no event be less than the Floor Price (as defined in the Series G Certificate of Designations). As such, it is possible that we will not have sufficient available shares to satisfy the conversion of the Series G Preferred Stock if we enter into a future transaction that lowers the conversion price. If we do not have sufficient available shares for any Series G Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive. The potential for such issuances may depress the price of our common stock regardless of our business performance. We may find it more difficult to raise additional equity capital while the Series G Preferred Stock is outstanding.

The Series G Preferred Stock provides for the payment of dividends in cash or in shares of our common stock, and we may not be permitted to pay such dividends in cash, which will require us to have shares of common stock available to pay the dividends.

Each share of Series G Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 9% per annum of the state value per share, until the fifth anniversary of the date of issuance of the Preferred Stock. The dividends are payable, at our discretion, in cash, out of any funds legally available for such purpose, or in pay-in-kind shares of common stock calculated based on the conversion price, subject to adjustment as provided in the Series G Certificate of Designations and the Floor Price. The conversion price is subject to reduction if in the future we issue securities for less than the conversion price of our Series G Preferred Stock, provided, however, that the conversion price shall in no event be less than the Floor Price. As such, it is possible that we will not have sufficient available shares to pay the dividend in common stock, which would require the payment of the dividend in cash. We will not be permitted to pay the dividend in cash unless we are legally permitted to do so under Delaware law, which requires cash to be available from surplus or net profits neither of which we currently have available.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, by and between the Company and Dawson James Securities, Inc., dated as of May 14, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).
2.1	Agreement and Plan of Merger, dated as of February 14, 2025, by and among NanoVibronix, Inc., NVEH Merger Sub I, Inc., NVEH Merger Sub II, LLC and ENvue Medical Holdings, Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025.
3.1	Certificate of Designation of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).
3.2

Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.3	Certificate of Designation of the Preferences, Rights and Limitations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2025),
4.1	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025).
4.2	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025).
4.3	Form of Debenture (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).
4.4	Amended and Restated Senior Convertible Debenture Due the Earlier of the Trigger Date and November 13, 2025 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).
4.5	Form of Promissory Note, dated as of April 11, 2025, issued by ENvue Medical Holdings LLC to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025).
4.6	Form of Merger Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 22, 2025).
4.7	Form of Common Warrant issued on May 16, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).
4.8	Form of Representative’s Warrant issued on May 16, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).
10.1	Form of Exchange Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025).
10.2	Form of Securities Purchase Agreement, dated as of February 13, 2025, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).
10.3	Form of Registration Rights Agreement, dated as of February 13, 2025, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).
10.4	Consolidated Secured Note issued by ENvue Medical Holdings LLC to Alpha Capital Anstalt on January 17, 2025 (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2025).
10.5	Amendment to Consolidated Secured Note (incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2025).
10.6	Guaranty, dated as of April 11, 2025, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025).
10.7	Consolidated Secured Note issued by ENvue Medical Holdings LLC to Alpha Capital Anstalt on January 28, 2025 (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on May 12, 2025).
10.8

Form of Amendment Agreement, dated as of May 12, 2025, by and among the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

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

NANOVIBRONIX, INC.

Date:	May 20, 2025	By:	/s/ Brian Murphy
		Name:	Brian Murphy, Ph.D.
		Title:	Chief Executive Officer

Date:	May 20, 2025	By:	/s/ Stephen Brown
		Name:	Stephen Brown
		Title:	Chief Financial Officer

