Form 10-Q
period 2025-06-30
NanoVibronix, Inc.
filed 2025-08-19
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of August 19, 2025, was 796,950 shares.

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

Reverse Stock Splits

On March 12, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-11 reverse stock split of the shares of our common stock, par value $0.001 per share, either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on March 13, 2025 (the “March 2025 Reverse Stock Split”).

On August 8, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of our common stock, either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on August 11, 2025 (the “August 2025 Reverse Stock Split” and together with the March 2025 Reverse Stock Split, the “Reverse Stock Splits”).

All common stock share and per share amounts in this Quarterly Report have been adjusted to give effect to the Reverse Stock Splits unless otherwise stated.

NanoVibronix, Inc.

Quarter Ended June 30, 2025

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$4,030	$752
Restricted cash	30	-
Trade receivables	115	98
Prepaid expenses and other accounts receivable	511	290
Inventory	2,206	2,191
Total current assets	6,892	3,331

Noncurrent assets:
Property and equipment, net	112	9
Severance pay fund	186	173
Operating lease right-of-use assets	145	116
Intangible Assets	5,516	-
Goodwill	38,631	-
Total non-current assets	44,590	298
Total assets	$51,482	$3,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$270	$47
Other accounts payable and accrued expenses	4,217	2,608
Loans	1,975	-
Deferred revenue	-	15
Operating lease liabilities, current	81	52
Total current liabilities	6,543	2,722

Non-current liabilities:
Warrant liability	4,161	-
Accrued severance pay	232	216
Operating lease liabilities, non-current	69	64
Total liabilities	11,005	3,002

Commitments and contingencies

Stockholders’ equity (*):
Series G Preferred stock of $0.001 par value - Authorized: 400,000 and 0 shares at June 30, 2025 and December 31, 2024, respectively; Issued and outstanding: 633 and 0 shares at June 30, 2025 and December 31, 2024	-	-

Series X Preferred stock of $0.001 par value - Authorized: 62,220 and 0 shares at June 30, 2025, and December 31, 2024, respectively; Issued and outstanding: 6,135 shares at June 30, 2025, and 0 shares at December 31, 2024, respectively	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at June 30, 2025, and December 31, 2024, respectively; Issued and outstanding: 787,359 and 37,894 shares at June 30, 2025, and December 31, 2024, respectively	8	1
Additional paid in capital	116,542	70,507
Accumulated other comprehensive income	(85)	(80)
Accumulated deficit	(75,988)	(69,801)
Total stockholders’ equity	40,477	627
Total liabilities and stockholders’ equity	$51,482	$3,629

(*)	Adjusted to reflect the reverse stock splits (see note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$494	$817	$1,519	$1,738
Cost of revenues	529	389	1,185	646
Gross profit (loss)	(35)	428	334	1,092

Operating expenses:
Research and development	972	187	1,502	308
Selling and marketing	717	199	1,066	364
General and administrative	2,252	716	3,594	1,662

Total operating expenses	3,941	1,102	6,162	2,334

Loss from operations	(3,976)	(674)	(5,828)	(1,242)

Interest expense	(144)	(34)	(197)	(68)
Financial income, net	211	24	259	45

Loss before taxes on income	(3,909)	(684)	(5,766)	(1,265)

Income tax expense	(62)	(4)	(77)	(11)

Net loss	$(3,971)	$(688)	$(5,843)	$(1,276)

Preferred Stock dividends
Dividend on Convertible Preferred Series X	(344)	-	(344)	-
Deemed Contribution	3,815	-	3,815	-

Net loss available to common stockholders	$(500)	$(688)	$(2,372)	$(1,276)

Basic and diluted net loss per Common Stock (*)	$(1.03)	$(27.18)	$(8.84)	$(53.00)

Weighted average Common Stock outstanding (*):
Basic and diluted (*)	484,566	25,312	268,389	24,074

Comprehensive loss:
Net loss	(3,971)	(688)	(5,843)	(1,276)
Change in foreign currency translation adjustments	(2)	(4)	(3)	(8)
Less income tax effect	-	1	-	2
Comprehensive loss available to common stockholders	(3,973)	(691)	(5,846)	(1,282)

(*)	Adjusted to reflect the reverse stock split (see note 6)

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Amounts in thousands except share and per share data)

	Series G Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares (*)	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2025	-	$-	5,772	$-	73,403	$1	$107,428	$(81)	$(71,673)	$35,675
Envue Merger	-	-	363	-	-	-	4,943	-	-	4,943
Dividend on Convertible Preferred Series X	-	-	-	-	-	-	344	-	(344)	-
Exercise of warrants	-	-	-	-	5,000	-	102	-	-	102
Exercise of pre-funded warrants	-	-	-	-	9,150	-	-	-	-	-
Issuance of Series G Preferred Stock	40,000	-	-	-	-	-	3,732	-	-	3,732
Conversion of Series G Preferred Stock into Common Stock	(39,367)	-	-	-	699,828	7	(7)	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	-	-	(3,971)	(3,971)
Balance, June 30, 2025	633	-	6,135	-	787,381	$8	$116,542	$(85)	$(75,988)	$40,477

Balance, December 31, 2024	-	$-	-	$-	37,894	$0	70,507	$(80)	$(69,801)	$627
Envue Merger	-	-	6,135	-	3,318	0	41,864	-	-	41,864
Dividend on Convertible Preferred Series X	-	-	-	-	-	-	344	-	(344)	-
Exercise of warrants	-	-	-	-	5,000	-	102	-	-	102
Exercise of pre-funded warrants	-	-	-	-	30,573	0	-	-	-	-
Warrant exchange agreement	-	-	-	-	4,150	0	-	-	-	-
Issuance of Series G Preferred Stock	40,000	-	-	-	-	-	3,732	-	-	3,732
Conversion of Series G Preferred Stock into Common Stock	(39,367)	-	-	-	699,828	7	(7)			-
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	6,618	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	(5,843)	(5,843)
Balance, June 30, 2025	633	$-	6,135	$-	787,381	$8	116,542	$(85)	$(75,988)	$40,477

	Series G Preferred Stock		Series X Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares (*)	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2024	-	$-	-	$-	25,316	$2	$70,256	$(70)	$(66,684)	$3,504
Stock-based compensation	-	-	-	-	-	-	28	-	-	28
Currency translation adjustment	-	-	-	-	-	-	-	(3)	-	(3)
Net loss	-	-	-	-	-	-	-	-	(688)	(688)
Balance, June 30, 2024	-	-	-	-	25,316	2	70,284	(73)	(67,372)	2,841

Balance, December 31, 2023	-	$-	-	$-	18,603	$2	$70,149	$(67)	$(66,096)	$3,988
Stock-based compensation	-	-	-	-	-	-	135	-	-	135
Currency translation adjustment	-	-	-	-	-	-	-	(6)	-	(6)
Issuance of common stock	-	-	-	-	6,709	-	-	-	-	-
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	4	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(1,276)	(1,276)
Balance, June 30, 2024	-	-	-	-	25,316	2	70,284	(73)	(67,372)	2,841

(*)	adjusted to reflect the reverse stock split (see note 6).

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,843)	$(1,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382	1
Stock-based compensation	-	107
Noncash interest expense	134	67
Issuance cost allocated to warrant liability	1,088	-
Change in fair value of warrant liability	(1,410)	-
Changes in operating assets and liabilities:
Trade receivable	15	(171)
Other accounts receivable and prepaid expenses	(216)	(142)
Inventory	380	301
Trade payables	99	(46)
Other accounts payable and accrued expenses	656	51
Deferred revenue	(15)	(23)
Change in operating lease liabilities, net	1	-
Accrued severance pay, net	3	(1)
Net cash used in operating activities	(4,726)	(1,132)

Cash flows from investing activities:
Cash acquired in ENvue Merger	148	-
Purchases of property and equipment	(9)	(3)
Net cash provided by (used in) investing activities	139	(3)

Cash flows from financing activities:
Proceeds from the issuance of preferred stock and warrants, net	8,215	-
Proceeds from issuance of convertible note payable from related party	1,300	-
Payments of note payable to related party	(1,300)	-
Payments of short-term loans to related party	(777)
Proceeds from issuance of short-term loan payable	360	-
Proceeds from exercise of options and warrants	102	28
Net cash provided by financing activities	7,900	28

Effects of currency translation on cash, cash equivalents and restricted cash	(5)	(6)

Net (decrease) increase in cash, cash equivalents and restricted cash	3,308	(1,113)
Cash, cash equivalents and restricted cash at beginning of period	752	3,283

Cash, cash equivalents and restricted cash at end of period	$4,060	$2,170
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$4,030	$2,170
Restricted cash at end of period	30	-
Total cash, cash equivalents and restricted cash	$4,060	$2,170
Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$-

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

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

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

As of June 30, 2025, The Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $75,988. For the six-month period ended June 30, 2025, the Company used approximately $4,726 of cash in operations. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required to fund its operation.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of issuance of these interim condensed consolidated financial statements. The accompanying condensed interim consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, as found in the Company’s Annual Report on Form 10-K, as amended, initially filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025.

The balance sheet for December 31, 2024, was derived from the Company’s audited financial statements for the year ended December 31, 2024. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including ENvue as of the date of the merger. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Foreign currency translation

The currency of the primary economic environment in which the operations of the Company and certain subsidiaries are conducted is the U.S. dollar; thus, the dollar is the functional currency of the Company and certain subsidiaries.

The Company and certain subsidiaries’ transactions and balances denominated in dollars are presented at their original amounts. Non-dollar transactions and balances have been remeasured to dollars in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

For certain subsidiaries whose functional currency has been determined to be a non-dollar currency, assets and liabilities are translated at period-end exchange rates and statement of operations items are translated at average exchange rates prevailing during the period. Such translation adjustments are recorded as a separate component of accumulated other comprehensive income (loss) in shareholders’ equity.

Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less, at the date of purchase.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, trade receivables, and other accounts receivable. The Company holds cash in various banking institutions. Such funds are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Cash balances could exceed insured amounts at any given time. As of June 30, 2025, the Company had cash in excess of the FDIC insured amount totaling $3,362.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received As of June 30, 2025, the credit losses allowance was immaterial.

Earnings per share

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Series X Preferred shares would be entitled to dividends that would be distributed to the holders of Common Stock, based on the conversion ratio, assuming conversion of all Convertible Series X Preferred shares into shares of Common Stock. The Company does not allocate losses to these participating securities as they do not share in the Company’s losses.

The Company’s basic net loss per share is calculated by dividing net loss attributable to common and preferred stockholders by the weighted-average number of shares, which include prefunded warrants, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of Common Stock are anti-dilutive.

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

Goodwill

Goodwill has been recorded as a result of the acquisition. Goodwill represents the excess of the purchase price in a business combination over the fair value of identifiable tangible and intangible assets acquired. Goodwill is not amortized but rather is subject to an impairment test.

ASC No. 350, “Intangibles - Goodwill and other” (“ASC No. 350”) requires goodwill to be tested for impairment at the reporting unit level at least annually or between annual tests in certain circumstances and written down when impaired.

ASC No. 350 allows an entity to first assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If the qualitative assessment does not result in a more likely than not indication of impairment, no further impairment testing is required. If it does result in a more likely than not indication of impairment, the quantitative goodwill impairment test is performed. Alternatively, ASC No. 350 permits an entity to bypass the qualitative assessment for any reporting unit and proceed directly to perform the quantitative goodwill impairment test. The Company performs the quantitative goodwill impairment test during the fourth quarter of each fiscal year, or more frequently if impairment indicators are present and compares the fair value of the reporting unit with its carrying value.

During the six months ended June 30, 2025 and 2024, no impairment was recorded.

Intangible Assets

The estimated fair values of acquired intangibles are generally determined based upon future economic benefits such as earnings and cash flows. Acquired identifiable intangible assets are recorded at fair value and are amortized over their estimated useful lives, which is 5 – 7 years.

The estimated useful lives of the Company’s intangible assets are as follows:

Intangible Assets	Years
Tradename and trademarks	5
Technology	7
Customer list	5

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

The estimated useful lives of the Company’s property and equipment are as follows:

Years
Computers and peripheral equipment	3
Office furniture and equipment	5-7
Leasehold improvements	The shorter of term of the lease or the useful life of the asset

Impairment of Long-Lived Assets

The long-lived assets of the Company, including finite-lived intangible assets, are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets.

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three and six months ended June 30, 2025 and 2024, no impairment was recorded.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in Financial expenses or income in the unaudited interim condensed consolidated statements of operations.

The Company issued warrants in connection with the Series G Preferred financing, which were recorded as liabilities. The rest of the Company’s outstanding warrants are equity classified.

Accrued severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability on June 30, 2025, and December 31, 2024, was $232 and $216, respectively.

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

Revenue recognition

Revenues from product and services are recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that create(s) enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer.

The Company’s performance obligation is generally the sale and delivery of its products. Revenues from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from discounts as well as allowances for returns. Revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer.

Regarding its ENvue sales, the Company regularly sells its Systems and Nasoenteral tubes on a stand-alone basis and therefore concludes these products are separate performance obligations. Revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer. Revenue from training services is recognized over time, while the Company provides the services, which are usually completed in under a week.

The Company also concluded that training services are capable of being distinct and separately identifiable and therefore should be accounted for as a separate performance obligation. When a contract includes one of these products or services, the entire transaction price is allocated to that product or service. When a contract includes a combination of products and services, the transaction price is allocated to each performance obligation on a stand-alone selling price basis. The stand-alone selling prices are generally determined based on the prices at which the Company separately sells the products and services. The Company’s contracts with its ENvue customers generally do not include rights of return.

For customers of both NanoVibronix and ENvue, payments are typically due between 30 and 60 days.

The Company applied the practical expedient in ASC 606 and did not evaluate payment terms of one year or less for the existence of a significant financing component. The related revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes). The Company elected to not disclose information about the remaining performance obligations that have original expected durations of one year or less.

In some of its contracts, the Company provides assurance type warranty services to its customers, in accordance with legal provisions or industry standards to ensure the quality of the products. As such, the Company recognizes a provision for warranties in its financial statements as applicable. As of June 30, 2025, the Company’s provision for warranty amounted to $64.

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

Stock-based compensation

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements. The expected option term represents the period that the Company’s stock options are expected to be outstanding. The Company currently uses the simplified method and will continue to do so until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The expected dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future. The Company recognizes forfeitures of awards as they occur.

Convertible Debenture

As permitted under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 825, Financial Instruments (“ASC 825”), the Company elects to account for its Debenture (as defined below), which meets the required criteria, at fair value at inception and at each subsequent reporting date. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations, except for adjustments related to instrument specific credit risk, which are recorded as other comprehensive income. This election is made on an instrument-by-instrument basis as permitted under ASC 825. As a result of electing the fair value option, direct costs and fees related to the Debenture are expensed as incurred.

The Company estimates the fair value of the Debenture using a Monte Carlo simulation model, which uses as inputs the fair value of our common stock and estimates for the equity volatility and volume volatility of our common stock, the time to expiration of the Debenture, the risk-free interest rate for a period that approximates the time to expiration, and probability of default. Therefore, we estimate our expected future volatility based on the actual volatility of our common stock and historical volatility of our common stock utilizing a lookback period consistent with the time to expiration. The time to expiration is based on the contractual maturity date, giving consideration to the voluntary, mandatory and potential accelerated redemption scenarios. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of measurement for time periods approximately equal to the time to expiration. Probability of default is estimated using our financial information to calculate a default risk specific to the Company.

The Company’s convertible debenture was repaid in May, during the three- and six-month period ended June 30, 2025, the Company recorded fair value adjustment in the amounts of $9 and $23, respectively.

Variable interest entities

The Company evaluates its variable interests in variable interest entities, or VIEs, and consolidates VIEs when the Company is the primary beneficiary. The Company determines whether it is the primary beneficiary of a VIE based on its assessment of whether the Company possesses both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses that could be significant to the VIE or the right to receive benefits that could be significant to the VIE. The Company reevaluates the accounting for its VIEs upon the occurrence of events that could change the primary beneficiary conclusion.

Business combination

The Company applies the provisions of ASC 805, “Business Combination” and allocates the fair value of purchase consideration to the tangible assets acquired, liabilities assumed, and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Goodwill generated from a business combination is primarily attributable to synergies.

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired technology and acquired customer relationships from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred (see also Note 4).

Recently issued accounting standards

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company for annual periods beginning January 1, 2025. The Company is currently evaluating the impact on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

NOTE 4 – MERGER

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 3,318 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 12,526 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (iii) 5,772 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue.

Given that both companies operate in the medical device sector and demonstrate natural synergies and strategic alignment in their operations, the merger was undertaken to combine and enhance their respective strengths. The Company concluded the merger resulted in the Company obtaining a controlling financial interest in VIE in accordance with ASC 810, Consolidation. The Company determined that ENvue was considered to be a VIE as it did not have sufficient equity to finance its activities without additional subordinated financial support. The Company acquired all of the outstanding shares of ENvue and, therefore, is the sole equity holder and primary beneficiary. The Company has the obligation to the absorb losses and right to receive the benefits of ENvue, and the power to direct the activities that most significantly affect the economic performance of ENvue. Therefore, the Company is the primary beneficiary. Further, the Company concluded that ENvue qualified as a business and accounted for the transaction as the acquisition of a business in accordance with ASC 805. As the primary beneficiary, the Company was the acquirer in the transaction. In the second quarter of 2025, during the measurement period, the Company revised certain aspects of the purchase price allocation. As a result, goodwill and additional paid-in capital increased to reflect updated information available within the measurement period, in accordance with ASC 805, Business Combinations.

For additional details regarding the Series X Preferred Stock, refer to note 6 – stockholders’ equity.

The acquisition date fair value of the consideration transferred amounted to $41,864, which included a combination of the Company ordinary shares, Series X Preferred Stock and Pre-Funded Warrants. Issuance costs of Series X Preferred Stock were immaterial.

Acquisition-related expenses of approximately $461 were expensed by the Company in general and administrative expenses in its condensed consolidated statements of comprehensive loss for the six months ended June 30, 2025.

The transaction was accounted for as a business combination in accordance with ASC No. 805, “Business Combinations.” The total purchase price was preliminarily allocated using information currently available to the Company and may be subject to change as additional information is received during the respective measurement period, up to one year from the acquisition date. Preliminary allocation of the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date is as follows:

Purchase price:
Common Stock and Pre-Funded Warrants consideration	179
Series X Preferred Stock consideration	41,685
Total purchase price	41,864

Allocated tangible assets:
Net working capital	(3,198)
Inventory	395
Property and equipment	112
Right-of-use assets	58
Lease liability	(14)
Total allocated tangible assets	(2,647)

Purchase price allocated to intangible assets
Tradename and trademarks	560
Proprietary technology	3,500
Customer relationships	1,820
Goodwill (unallocated intangible value)	38,631

The excess purchase price has been recorded as “goodwill” in the amount of $38,631. The estimated useful life of the identifiable intangible assets is five to seven years. Goodwill is not expected to be tax deductible.

Supplemental Unaudited Pro Forma Information

Following are the supplemental consolidated financial results of the Company, NanoVibronix and ENvue on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2025 (i.e., January 1, 2025).

Six Months Ended
June 30, 2025
Net revenue	$1,574
Net loss	$(6,386)

The unaudited pro forma financial information below combines the historical results of the Company with the historical results of ENvue for the six months ended June 30, 2025, as if the Merger had occurred on January 1, 2025.

The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Merger been completed at the beginning of fiscal year 2025, nor is it indicative of the future operating results of the combined company. The pro forma results includes and adjustment related to purchase accounting, primarily amortization of acquisition-related intangible assets.

NOTE 5 – INVENTORY

Inventory consists of the following components:

June 30, 2025

Raw materials	$1,772
Finished goods	434
Total inventory	$2,206

Inventory write-down charged to the cost of sales amounted to $159 for the six months ended June 30, 2025, respectively, to reduce inventory to its net realizable value and for any excess or obsolete inventory.

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

At the effective time of the 2023 Reverse Stock Split, every 20 shares of the Company’s issued and outstanding common stock were converted automatically into one issued and outstanding share of common stock without any change in the par value per share. Stockholders holding shares through a brokerage account had their shares automatically adjusted to reflect the 2023 Reverse Stock Split. The 2023 Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the 2023 Reverse Stock Split resulted in a stockholder owning a fractional share. Any fractional share of a stockholder resulting from the 2023 Reverse Stock Split was rounded up to the nearest whole number of shares. Proportional adjustments were made to the number of shares of the Company’s common stock issuable upon exercise or conversion of the Company’s equity awards, warrants and other convertible securities, as well as the applicable exercise or conversion price thereof. On February 16, 2023, the Company rounded up fractional shares to its nearest whole number of 1,573 shares. On March 31, 2024, the Company rounded up fractional shares to its nearest whole number of 4 shares.

On March 13, 2025, the Company effected a 1-for-11 reverse stock split (the “March 2025 Reverse Stock Split”). On August 11, 2025, the Company effected a 1-for-10 reverse stock split (the “August 2025 Reverse Stock Split” and together with the 2023 Reverse Stock Split and the March 2025 Reverse Stock Split, the “Reverse Stock Splits”).

As a result of the March 2025 Reverse Stock Split and the August 2025 Reverse Stock Split, every 11 and 10 shares, respectively, of issued and outstanding common stock were automatically combined into one issued and outstanding share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Splits. Any fractional shares that would otherwise have resulted from the Reverse Stock Splits were rounded up to the next whole number. The March 2025 Reverse Stock Split reduced the number of shares of common stock outstanding from 871,633 shares to approximately 79,239 shares, subject to adjustment for the rounding up of fractional shares and the August 2025 Reverse Stock Split reduced the number of shares of common stock outstanding from 871,633 shares to approximately 79,239 shares, subject to adjustment for the rounding up of fractional shares. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation, as amended, remained unchanged at 40,000,000 shares. As a result of the split, the Company rounded up fractional shares to its nearest whole number of 6,618 shares.

All references in this Quarterly Report to the number of shares, price per share and weighted average number of shares of common stock outstanding prior to the Reverse Stock Splits have been adjusted to reflect the Reverse Stock Splits on a retroactive basis, unless otherwise noted.

Underwritten Public Offering, Series G Convertible Preferred Stock

On May 15, 2025, the Company announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 40,000 shares of the Company’s Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.01 per share, and liability classified warrants to purchase up to 490,198 shares of common stock, par value $0.01 per share of the Company at an exercise price of $20.40 per share (the “May 2025 Warrants”). The combined public offering price of each share of Series G Preferred Stock together with an accompanying May 2025 Warrant was $250.00. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. The Company also issued liability classified warrants (the “May 2025 Representative’s Warrants”) to purchase up to 24,510 shares of common stock, as issuance costs with substantially the same terms as the May 2025 Warrants except that the May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

On May 15, 2025, prior to the closing of the 2025 Underwritten Offering, the Company filed the Certificate of Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (the “Series G Certificate of Designations”) with the Secretary of State of the State of Delaware, which became effective upon filing. Pursuant to the terms of the Series G Certificate of Designations, the holders of the Series G Preferred Stock are entitled to receive cumulative dividends at the rate per share of 9% per annum of the stated value per share until the fifth anniversary of the date of issuance of the Series G Preferred Stock, which such dividends may be paid, at the Company’s option, in up to an aggregate of 220,588 shares of common stock. In addition, in accordance with the Series G Certificate of Designations, accrued and unpaid dividends are payable upon the conversion of the Series G Preferred Stock prior to the fifth anniversary of issuance, upon any liquidation, dissolution, or winding up of the Company, and in connection with certain fundamental transactions. The five year 9% per annum dividend will be paid upon conversion of the Series G Preferred Stock irrespective of the timing of conversion such that upon conversion, the conversion price will incorporate the five-year 9% dividend.

The aggregate net proceeds of the 2025 Underwritten Offering were approximately $8.2 million, after deducting approximately $1.8 million of underwriting discounts, commissions and other offering costs and expenses.

Series X Non-Voting Convertible Preferred Stock

On February 14, 2025, in connection with the Merger (see Note 4), the Company issued 5,772 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) to the holders of Predecessor ENvue.

The Merger was consummated and completed on February 14, 2025.

After giving effect to the Merger, pursuant to the terms and conditions of the Merger Agreement: (i) the holders of the outstanding equity of Predecessor ENvue immediately prior to the effective time of the First Merger (“First Effective Time”) own 19.9% of the common stock of the Company and 85.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 100:1) immediately following the First Effective Time, which following stockholder approval will allow the Series X Preferred Stock to convert to common stock of the Company which may result in the holders of Predecessor ENvue to own 85% of the common stock of the Company, and (ii) the holders of our outstanding equity immediately prior to the First Effective Time own 80.1% of the common stock of the Company and 15.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 100:1) immediately following the First Effective Time, which following stockholder approval which will allow the Series X Preferred Stock to convert to common stock of the Company which may result in our holders owning 15% of common stock of the Company.

Each share of Series X Preferred Stock has a stated value of $1 and ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. The Series X Preferred Stock is not subject to mandatory redemption and may not be redeemed at the option of the Company or the holder. As of June 30, 2025, 5,772 shares of Series X Preferred Stock were issued and outstanding.

Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series X Preferred Stock, based on the Stated Value, at a rate of eight percent (8%) per annum, commencing on the three (3) month anniversary of the Original Issue Date (as defined in the Series X Certificate of Designations) until the date the Company obtains the Stockholder Approval. Such dividends can be paid in the form of cash or additional issuances of shares of Series X Preferred Stock based on the Stated Value, with such type of payment determined in the sole discretion of the Company, and accrue and be compounded daily on the basis of a 360-day year and twelve (12) 30-day months and shall be paid the earlier of: (i) promptly after conversion of the Series X Preferred Stock or (ii) quarterly starting on the six (6) month anniversary of the Original Issue Date. For the three and six-month period ended June 30, 2025, the Company recorded $344 of dividend attributable to Series X Preferred stockholders.

On May 12, 2025, the Company filed the Series X Certificate of Amendment with the Secretary of State of the State of Delaware, thereby amending the Series X Certificate of Designations. The Series X Certificate of Amendment became effective with the Secretary of State of the State of Delaware upon filing. The amendment decreased the Series X Preferred Stock conversion price from $66.69 to $20.40.

The Company concluded that the modification of the Series X Preferred stock should be accounted for as an extinguishment. As such, the difference between the fair value of the modified Series X Preferred Stock and their carrying amount was accounted for as a deemed contribution in the amount of $3,815.

Conversion of Series G Convertible Preferred Stock

Between May 16, 2025, and June 13, 2025, a majority of the Series G Preferred Stockholders exercised their optional conversion right, converting 39,367 shares of Series G Preferred Stock into 482,439 shares of Common Stock and an additional 217,099 shares of Common Stock for the make-whole dividend. As of June 30, 2025, there were 633 outstanding shares of Series G Preferred Stock.

Share-based compensation

On December 19, 2024, stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”), as a successor to the Nanovibronix 2014 Long-Term Incentive Plan, which was adopted by the Board on November 6, 2023. As of December 31, 2024, under the 2024 Plan, 60,000 shares of our common stock were reserved for issuance. On March 14, 2025, the Company effected the 2025 Reverse Stock Split. Consequently, the number of shares of common stock of the Company reserved for issuance pursuant to awards under the 2024 Plan was reduced to 5,455 shares. As of June 30, 2025, there were 1,043 shares of common stock available to be issued under the plan.

During the three- and six-month periods ended June 30, 2025, no employee options were exercised, no options were granted and 95 options expired. During the three- and six-month periods ended June 30, 2024, no employee options were exercised, 818 and 0 options were granted and 0 and 4 options expired, respectively.

The options granted during the six months ended June 30, 2024, vested immediately and were recorded at fair values of approximately $71. The contractual term for granted options is 10 years. During the three- and six-month periods ended June 30, 2024, stock-based compensation expense related to these options were approximately $28 and $135, respectively.

A summary of options activity is as follows:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2024	4,506	35.00	9.24
Granted	-	-	9.82
Exercised	-	-	-
Expired	-	-	0.16
Outstanding – March 31, 2025	4,506	$384.90	8.99
Granted	-	-	-
Exercised	-	-	-
Expired	(95)	514.00	-
Outstanding – June 30, 2025	4,411	272.00	8.75

Warrants

On August 30, 2023, the Company issued (a) Pre-Funded Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $0.001 per share, (b) Series A-1 Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $161.70 per share (the “Series A-1 Warrants”) and (c) Series A-2 Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $161.70 per share (the “Series A-2 Warrants”), or a total of 77,644 warrants, in conjunction with a private placement by and between the Company and an institutional investor, pursuant to a securities purchase agreement dated August 30, 2023 (the “Private Placement”). The Series A-1 Warrants and Series A-2 Warrants are exercisable immediately upon issuance and expire on March 1, 2029 and October 1, 2024, respectively.

In connection with the Private Placement, the Company issued placement agent warrants to H.C. Wainwright & Co., LLC, or its designees, as compensation in connection with the Private Placement, to purchase up to an aggregate of 1,982 shares of common stock at an exercise price equal to $236.50 per share (the “Placement Agent Warrants”). The Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

Warrant Exchange Agreement

On January 7, 2025, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor pursuant to which the Company agreed to issue an aggregate of (i) 4,149 shares of common stock (the “3(a)(9) Shares”), (ii) a warrant to purchase up to 15,856 shares of common stock (the “January 2025 Warrant”), and (iii) a pre-funded warrant to purchase up to 17,813 shares of common stock (the “January 2025 Pre-Funded Warrant”), in exchange for the Series A-1 Warrant held by the Holder to purchase up to 26,427 shares of common stock at an exercise price of $161.70 per share (the “Exchange”). The Company cancelled the Series A-1 Warrant reacquired in the Exchange and the Series A-1 Warrant will not be reissued. The January 2025 Warrant has substantially the same terms as the Series A-1 Warrant, except that the shares of common stock issuable upon exercise of the January 2025 Warrant were subject to stockholder approval pursuant to the applicable rules and regulations of the Nasdaq (which such stockholder approval was obtained on February 24, 2025, at a special meeting of stockholders), is exercisable for a term of five and one half years from the date such stockholder approval is received and deemed effective under Delaware law, and has an exercise price of $68.296 per share.

Subsequent to the Exchange, the holder of the January 2025 Pre-Funded Warrant (i) exercised the January 2025 Pre-Funded Warrant in full on a cashless basis for an aggregate of 22,835 shares of common stock and (ii) exercised the January 2025 Warrant in full on a cashless basis for an aggregate of 9,151 shares of common stock.

As of June 30, 2025, a total of 526,534 warrants were outstanding, including 12,526 of pre-funded warrants.

NOTE 7 – WARRANT LIABILITY

Based on an evaluation, pursuant to ASC 815-40, the May 2025 Warrants (see note 6) do not meet all the equity classification criteria and therefore were determined to be classified as liabilities measured at fair value through earnings. The Company utilized the Black Scholes Model to calculate the value of the May 2025 Warrants issued during the three months ended June 30, 2025. The fair value of the May 2025 Warrants and Representative’s Warrants of $5,306 and $265, respectively, was estimated at the date of issuance using the following assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 145.65%; and a risk-free interest rate of 4.06%.

During the three and six months ended June 30, 2025, the Company recognized $1,410 for the change in fair value of the warrant liability in financial income (expense) on the consolidated statement of operations. The aggregate fair value of the Warrants of $4,161 was estimated on June 30, 2025 utilizing the Black Scholes Model and using the following assumptions: stock price $0.93, exercise price $2.04, dividend yield 0%; remaining term of 4.88 years; equity volatility of 150.86%; and a risk-free interest rate of 3.79%.

Changes in the warrant liability balance

Below is the change in the warrant liability balance for the six months ended June 30, 2025:

Balance as of December 31, 2024	$-
Issuance	5,571
Change in fair value	(1,410)
Balance as of June 30, 2025	$4,161

See note 13 for assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

NOTE 8 – CONVERTIBLE DEBENTURE

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with an institutional investor (the “Investor”), pursuant to which the Company sold in a private placement senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture) (“Maturity Date”), having an aggregate principal amount (the “Principal Amount”) of $500 (the “Debenture Transaction”). The closing of the Debenture Transaction occurred on February 14, 2025.

On March 26, 2025, the Company amended and restated the Debenture (the “A&R Debenture”) to increase the Principal Amount to $1,300 to provide for the funding by the Investor to ENvue (i) an aggregate of $250 by the Investor to ENvue on February 6, 2025, (ii) an aggregate of $250 by the Investor to ENvue on March 4, 2025, and (iii) and an aggregate of $300 by the Investor to ENvue on March 26, 2025.

On the Maturity Date, the Company shall pay the Investor in cash or, at the option of the Investor, in the form of conversion shares, or a combination thereof, the entire outstanding Principal Amount of the A&R Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the A&R Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of the Investor, at the initial conversion price of $48.906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $9.7812. The A&R Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

Due to certain embedded features within the A&R Debenture, the Company elected to account for the A&R Debenture and all the embedded features at fair value at inception. Subsequent changes in fair value are recorded in financial income (expense), net in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the Debenture were expensed as incurred.

For the three and six months ended June 30, 2025, the Company recorded a loss of $9 and $23, respectively, related to the change in fair value of the A&R Debenture which was recognized in other income (expense) in the consolidated statements of operations. On May 19, 2025, the Company repaid the A&R Debenture in full.

The following table presents the change in the balance of the A&R Debenture for periods identified:

Six Months Ended June 30, 2025
Balance, beginning of period	$-
Debenture issued	1,300
Mark to market	22
Payments on debenture	(1,322)
Balance, end of period	-

NOTE 9 – LOANS

ENvue Consolidated Secured Note

On January 17, 2025, ENvue issued a Consolidated Secured Note (as amended, the “Alpha Note”) in the aggregate principal amount of $2,497 to Alpha Capital Anstalt (“Alpha”), which such Alpha Note was funded in several tranches. The Alpha Note does not bear interest and is secured by Collateral (as defined in the ENvue Note). The aggregate principal amount owed under the Alpha Note shall be due and payable on the earlier of (i) the receipt of shareholder approval by the Company of the Parent Stockholder Matters (as defined in that certain Merger Agreement) and (ii) December 31, 2025. As part of the acquisition accounting, the Company recorded the loan at its fair value of $2,258. The difference between the face value and the fair value will be recognized as interest expense over the life of the note.

During the period ended June 30, 2025, the Company paid $417 toward redeeming the Alpha Note, leaving a balance of $1,975. For the six months ended June 30, 2025, the Company recognized $135 of interest expense related to the note.

April 2025 Promissory Note and Guaranty

On April 11, 2025, ENvue issued a promissory note (the “April Note”) to Alpha (the “Lender”) in the principal amount of $360 (the “April Note Principal Amount”), together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025 (the “April Note Maturity Date”) and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bears interest at an annual rate equal to 8.0% and is payable “in kind” by adding such accrued interest to the April Note Principal Amount.

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

On May 19, 2025, the Company paid the April Note in full with proceeds from the 2025 Underwritten Offering, pursuant to the terms of the April Note.

NOTE 10 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding stock options and warrants for the six months ended June 30, 2025, and 2024 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table sets forth the computation of the net loss per share for the period presented:

	Three Month Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(3,971)	$(688)	$(5,843)	$(1,276)
Dividend on Convertible Preferred Series X	(344)	-	(344)	-
Deemed contribution (See note 6)	3,815	-	3,815	-
Net loss available to common stockholders	$(500)	$(688)	$(2,372)	$(1,276)

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2025	June 30, 2024
Stock options - employee and non-employee	4,411	1,842
Warrants	514,006	71,729
Total	518,417	73,571

The diluted loss per share equals basic loss per share in the three and six months ended June 30, 2025, and 2024 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

NOTE 11 – SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and that is regularly provided to the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources to an individual segment and in assessing performance. The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented by operating segment in making operating decisions, allocating resources, and evaluating financial performance.

The Company conducted the business through two primary operating segments: NanoVibronix and ENvue. NanoVibronix derives revenues from selling its products directly to patients as well as through distributor agreements. ENvue derives revenues from selling its Systems and Nasoenteral tubes. Non-allocated administrative and other expenses are reflected in Corporate.

The Company’s chief executive officer is its chief operating decision maker (CODM), who allocates resources to and assesses the performance of each operating segment using information about the operating segment’s loss from operations.

Goodwill and Assets

	NanoVibronix	ENvue	Corporate	Total
As of June 30, 2025
Goodwill	-	38,631	-	38,631
Assets	$2,411	$49,071	$-	$51,482

As of December 31, 2024
Goodwill	-	-	-
Assets	$3,629	$-	$-	$3,629

Segment operating results

Six months ended June 30, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$1,367	$152	$-	$1,519
Cost of revenues	875	310	-	1,185
Research and development	1,184	318	-	1,502
Selling and marketing	325	741	-	1,066
General and administrative	1,231	802	1,561	3,594
Loss from operations	(2,248)	(2,019)	(1,561)	(5,828)

Six months ended June 30, 2024:	NanoVibronix	ENvue	Corporate	Total
Revenues	$1,738	$-	$-	$1,738
Cost of revenues	646	-	-	646
Research and development	308	-	-	308
Selling and marketing	364	-	-	364
General and administrative	1,662	-	-	1,662
Loss from operations	(1,242)	-	-	(1,242)

Three months ended June 30, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$445	$49	$-	$494
Cost of revenues	295	234	-	529
Research and development	772	200	-	972
Selling and marketing	180	537	-	717
General and administrative	807	610	835	2,252
Loss from operations	(1,609)	(1,532)	(835)	(3,976)

Three months ended June 30, 2024:	NanoVibronix	ENvue	Corporate	Total
Revenues	$817	$-	$-	$817
Cost of revenues	389	-	-	389
Research and development	187	-	-	187
Selling and marketing	199	-	-	199
General and administrative	716	-	-	716
Loss from operations	(674)	-	-	(674)

Geographic Information and Major Customer Data

The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
United States	$462	$794	$1,448	$1,698
Europe	8	-	17	-
Australia/New Zealand	20	8	39	13
Other	4	15	15	27
Total	$494	$817	$1,519	$1,738

For the three and six months ended June 30, 2025, the Company generated approximately $26 and $523, respectively, in revenue from its largest direct medical distributor, Ultra Pain Products, LLC. This represents approximately 2% and 34%, respectively, of the company’s total revenue in each of the respective periods . For both the three and six months ended June 30, 2024, the Company’s largest customer comprised approximately 52% and 41% of total revenues in each of the respective periods.

NOTE 12 – FAIR VALUE

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the six months ended June 30, 2025, and 2024.

The following table presents changes in Level 3 asset and liability measured at fair value for the six months ended June 30, 2025 and 2024:

Warrants Liability
Balance – March 31, 2025	$-
Issuance – warrant liability	5,571
Fair Value adjustments – warrant liability	(1,410)
Balance – June 30, 2025	$4,161

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2025
	Level I	Level II	Level III	Total
Warrant liability	$-	$-	$4,161	$4,161

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

On March 15, 2022, the arbitrator issued a final award which determined that (i) the Company had the right to terminate the Exclusive Distribution Agreement; (ii) the Company did not breach the duty of good faith and fair dealing with regard to the Exclusive Distribution Agreement; and (iii) the Company did not breach any confidentiality obligations to Protrade. Nevertheless, the arbitrator determined that the Company did not comply with the obligation to supply Protrade with a year’s supply of patches, and awarded Protrade $1,500, which consists of $1,432 for “lost profits” and $68 as reimbursement of arbitration costs, on the grounds that the Company allegedly failed to supply Protrade with certain patches utilized by users of DV0057 Painshield MD device. The arbitrator based the decision on the testimony of Protrade’s president who asserted that a user would use in excess of 33 patches per each device. The Company believes that the number of patches per device alleged by Protrade is grossly inflated, and that these claims were not properly raised before the arbitrator. Accordingly, on April 13, 2022, the Company submitted an application for the correction of the award which the arbitrator denied on June 22, 2022.

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

On July 10, 2023, the Company filed its appeal with the Appellate Division, Second Department. That appeal is now fully briefed. In February 2025, the Second Department informed counsel for the Company that the Second Department was beginning to process the appeal for calendaring with oral arguments to start by the end of May 2025.

On May 30, 2025, the oral arguments were presented to the Appellate Court. A decision is expected at undetermined date later this year.

As of June 30, 2025, the Company accrued the amount of the arbitration award to Protrade of approximately $2.2 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

NOTE 14 – RELATED PARTY TRANSACTION

Aurora Cassirer served as a member of the Company’s board of directors until her resignation effective April 1, 2025. During her tenure, Ms. Cassirer also served on the audit committee, the corporate governance and nominating committee, and the compensation committee. Her resignation was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices, or any other matter. Ms. Cassirer is an attorney but did not provide any legal services or legal advice to the Company during the period that she was a member of the board.

The firm FisherBroyles LLP handled all of the Company’s Protrade litigation and appeals through December 31, 2024. For the year ended December 31, 2024, the Company was not billed and did not pay any legal fees to FisherBroyles. On January 1, 2024, Ms. Cassirer and the lawyers responsible for handling the Company’s Protrade litigation left FisherBroyles to join the firm Pierson Ferdinand LLP, which since that date has currently been the sole firm handling all of the Company’s Protrade litigation and appeals. For the six months ended June 30, 2025 and 2024, Pierson Ferdinand was paid $58 and $0, respectively, while Ms. Cassirer was a member of the board. As in prior years, Ms. Cassirer has not provided any legal services or legal advice to the Company.

On January 17, 2025, ENvue issued a Consolidated Secured Note (as amended, the “Alpha Note”) in the aggregate principal amount of $2,497, to Alpha Capital Anstalt (“Alpha”), which such Alpha Note was funded in several tranches, see note 9.

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with Alpha, pursuant to which the Company sold in a private placement senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture) (“Maturity Date”), having an aggregate principal amount (the “Principal Amount”) of $500 (the “Debenture Transaction”). The closing of the Debenture Transaction occurred on February 14, 2025—see note 8.

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

On April 11, 2025, ENvue issued a promissory note (the “April Note”) to Alpha in the principal amount of $360 (the “April Note Principal Amount”), together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025 (the “April Note Maturity Date”) and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bears interest at an annual rate equal to 8.0% and is payable “in kind” by adding such accrued interest to the April Note Principal Amount—see note 9.

NOTE 15 – AN IMMATERIAL ERROR IN PRIOR-PERIOD FINANCIAL STATEMENTS

In preparing the condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company identified an error in the accounting for a warrant modification originally reported in the condensed consolidated financial statements for the three months ended March 31, 2025. The Company had incorrectly recorded $623 as warrant modification expense within “Other Expense” rather than within equity.

The Company evaluated the materiality of the error and concluded that the correction would not be material to the financial position or results of operations for the three months ended March 31, 2025.

The Impact of the error on the Company’s condensed consolidated financial statements for the three months ended March 31, 2025, was an excess loss in the amount of $623, an excess of additional paid in capital $632 and an excess of loss per ordinary share of $0.02.

NOTE 16 - SUBSEQUENT EVENTS

1.	On July 18, 2025, Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a certain institutional investor (the “Investor”), pursuant to which it agreed to sell to the Investors (i) an aggregate of 889 shares of the Company’s newly-designated Series H Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1 per share (the “Stated Value”), initially convertible into up to 880,099 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an initial conversion price of $10.10 per share (the “Preferred Stock”) and (ii) warrants to acquire up to an aggregate of 467,836 shares of Common Stock (the “Warrants”) at an exercise price of $22.50 (the “Private Placement” and such closing, the “Initial Closing”).

Pursuant to the terms of the Purchase Agreement, the Company has also agreed to issue 222 shares of Preferred Stock with a total stated value of $2,222 in a second closing, subject to the satisfaction of customary closing conditions.

2.	On August 8, 2025, the Company filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of our common stock, par value $0.001 per share, either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on August 11, 2025 (the “August 2025 Reverse Stock Split”). All common stock share and per share amounts in this Quarterly Report have been adjusted to give effect to the Reverse Stock Splits unless otherwise stated.

3.	Subsequent to the end of the second quarter of 2025, on July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted. OBBBA amends U.S. tax law including provisions related to bonus depreciation, research and development and foreign derived intangible income. The Company is currently evaluating the impact of the OBBBA on its condensed consolidated financial statements.

The Company identified certain inaccuracies in its 510(k) application for the PainShield MD Plus product and on August 19, 2025 submitted a request to the U.S. Food and Drug Administration (FDA) to withdraw the clearance. While the Company is unaware of any safety issues related to the PainShield MD Plus product, it has decided to halt future sales. An appropriate inventory allowance was recorded for the impact of halt in sales in the amount of $159.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2025, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, and for the year then ended, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on June 30, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company and its subsidiaries.

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

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 3,318 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 12,526 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (iii) 5,772 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue. Each share of Series X Preferred Stock will be convertible into 100 shares of our common stock, subject to and contingent upon the affirmative vote of a majority of the shares of common stock present or represented and entitled to vote at a meeting of stockholders of Company to approve, for purposes of the Nasdaq Listing Rules, the issuance of shares of our common stock to the stockholders of Predecessor ENvue upon conversion of any and all shares of Series X Preferred Stock in accordance with the terms of the Certificate of Designation for the Series X Non-Voting Convertible Preferred Stock.

The Merger was consummated and completed on February 14, 2025.

Recent Developments

August 2025 Reverse Stock Split

On August 8, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of our common stock, par value $0.001 per share, either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on August 11, 2025 (the “August 2025 Reverse Stock Split”). All common stock share and per share amounts in this Quarterly Report have been adjusted to give effect to the August 2025 Reverse Stock Split and the 1-for-11 reverse stock split of our common stock effectuated in March 2025, unless otherwise stated.

Private Placement of Series H Preferred Stock

On July 18, 2025, we entered into a Securities Purchase Agreement (the “Series H Purchase Agreement”) with a certain institutional investor (the “Series H Investor”), pursuant to which it agreed to sell to the Series H Investor (i) an aggregate of 889 shares of our newly-designated Series H Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $10,000 per share (the “Stated Value”), initially convertible into up to 880,099 shares of our common stock, at an initial conversion price of $10.10 per share (the “Series H Preferred Stock”) pursuant to the Certificate of Preferences, Rights and Limitations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”) and (ii) warrants to acquire up to an aggregate of 467,836 shares of common stock (the “Series H Warrants”) at an exercise price of $22.50 (such closing, the “July 2025 Initial Closing”).

Pursuant to the terms of the Series H Purchase Agreement, we have also agreed to issue 222 shares of Series H Preferred Stock with a total stated value of $2,222 in a second closing, subject to the satisfaction of customary closing conditions. Additionally, pursuant to the terms of the Series H Purchase Agreement, we have agreed that during the period ending 36 months from the effective date of the registration statement (the “Resale Registration Statement”) registering the resale of the shares of common stock underlying the Series H Preferred Stock and the Series H Warrants, the Series H Investor shall have the right, but no obligation, upon notice to us from time to time, to purchase up to an aggregate of $44,000 stated value (representing 4,400 shares of Series H Preferred Stock and $39,600 of subscription amount) of additional Series H Preferred Stock, which shall have identical terms to the Series H Preferred Stock issued at the Series H Initial Closing, except that the initial conversion price of such additional shares of Series H Preferred Stock shall be equal to 85% of the arithmetic average of the three (3) lowest VWAPs during the ten trading days prior to the date of the Series H Investor’s exercise of such right.

The Series H Initial Closing occurred on July 22, 2025 (the “Closing Date”). The aggregate gross proceeds from the Series H Initial Closing were $8 million, prior to deducting placement agent fees and other offering expenses payable by us.

Among other covenants, the Series H Purchase Agreement requires us to hold a meeting of our stockholders at the earliest practicable date to seek approval (the “Stockholder Approval”) under Nasdaq Stock Market Rule 5635(d) for the issuance of shares of common stock in excess of 19.99% of our issued and outstanding shares of common stock at prices below the “Minimum Price” (as defined in Rule 5635 of the Rules of the Nasdaq Stock Market) on the date of the Series H Purchase Agreement pursuant to the terms of the Series H Preferred Stock and the applicable Series H Warrants and shall hold a meeting every four months thereafter if Stockholder Approval to seek Stockholder Approval until the earlier of the date Stockholder Approval is obtained or the Preferred Stock is no longer outstanding. Additionally, pursuant to the terms of the Series H Purchase Agreement, we have also agreed to file the Resale Registration Statement as soon as reasonably practicable.

Underwritten Public Offering, Series G Convertible Preferred Stock

On May 16, 2025, we announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 40,000 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.01 per share and a stated value equal to $250, and warrants to purchase up to 490,198 shares of common stock, par value $0.01 per share at an exercise price of $20.40 per share (the “May 2025 Warrants”). The combined public offering price of each share of Series G Preferred Stock together with an accompanying May 2025 Warrant was $250.00. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. We also issued to Dawson James Securities, Inc. warrants (the “May 2025 Representative’s Warrants”) to purchase up to 24,510 shares of common stock, which such May 2025 Representative’s Warrants have substantially the same terms as the May 2025 Warrants except that the May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

On May 15, 2025, prior to the closing of the 2025 Underwritten Offering, we filed the Certificate of Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (the “Series G Certificate of Designations”) with the Secretary of State of the State of Delaware, which became effective upon filing. Pursuant to the terms of the Series G Certificate of Designations, the holders of the Series G Preferred Stock are entitled to receive cumulative dividends at the rate per share of 9% per annum of the stated value per share until the fifth anniversary of the date of issuance of the Series G Preferred Stock, which such dividends may be paid, at our option, in up to an aggregate of 220,588 shares of common stock. The Series G holder may convert at any time and receive the full amount of dividends.

The aggregate net proceeds of the 2025 Underwritten Offering were approximately $8.2 million, after deducting approximately $1.8 million of underwriting discounts, commissions and other offering costs and expenses.

Certificate of Amendment to Series X Certificate of Designations, Series X Amendment Agreement

On May 12, 2025, we entered into an Amendment Agreement (the “Series X Amendment Agreement”) with the Requisite Series X Holders (as defined in the Certificate of Designations of the Series X Non-Voting Convertible Preferred Stock (as amended, the “Series X Certificate of Designations”)). Pursuant to the Series X Amendment Agreement, the Requisite Series X Holders agreed to amend the Series X Certificate of Designations by filing a Certificate of Amendment (“Series X Certificate of Amendment”) to the Series X Certificate of Designations with the Secretary of State of the State of Delaware to (i) increase the number of authorized shares of Series X Preferred Stock (as defined below) from 5,772 shares to 6,222 shares and (ii) upon the closing of the 2025 Underwritten Offering, to reduce the conversion price of the Series X Preferred Stock to $20.40, the conversion price of the Series G Preferred Stock.

On May 12, 2025, we filed the Series X Certificate of Amendment with the Secretary of State of the State of Delaware, thereby amending the Series X Certificate of Designations. The Series X Certificate of Amendment became effective with the Secretary of State of the State of Delaware upon filing.

April 2025 Promissory Note and Guaranty

On April 11, 2025, ENvue issued a promissory note (the “April Note”) to Alpha Capital Anstalt (the “Lender”) in the principal amount of $360 thousands (the “April Note Principal Amount”), together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025 (the “April Note Maturity Date”) and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bears interest at an annual rate equal to 8.0% and is payable “in kind” by adding such accrued interest to the April Note Principal Amount.

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

In connection with ENvue’s issuance of the April Note, on April 11, 2025, we entered into that certain Guaranty (the “Guaranty”) in favor of the Lender, pursuant to which we have agreed to guarantee to the Lender the payment of all obligations and liabilities of ENvue under the April Note, including, without limitation, for principal, interest and any other amounts due and payable by ENvue under the April Note (the “Guaranteed Obligations”). Upon the occurrence of an Event of Default (as defined in the April Note), the Guaranteed Obligations shall be deemed immediately due and payable at the election of Lender and we shall pay on demand the Guaranteed Obligations to Lender. The April Note was repaid in full during the second quarter of 2025.

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

Pursuant to the April Letter, we are subject to a mandatory panel monitor for a period of one year from the date of the April Letter. If, within that one-year monitoring period, Staff finds us again out of compliance with the Equity Rule that was subject of the exception, notwithstanding Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

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

Impairment of long-lived assets

Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statements of Operations.

Goodwill impairment

Management also evaluates goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable. Any impairment loss is recognized in the Consolidated Statements of Operations.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in Financial expenses or income in the unaudited interim condensed consolidated statements of operations.

Revenue recognition

Revenues from product and services are recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized; (1) Identifying the contract(s) with a customer that create(s) enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer.

The Company’s performance obligation is generally the sale and delivery of its products. Revenues from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from discounts as well as allowances for returns. Revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer.

Regarding its ENvue sales, the Company regularly sells its Systems and Nasoenteral tubes on a stand-alone basis and therefore concludes these products are separate performance obligations. Revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer. Revenue from training services is recognized over time, while the Company provides the services, which are usually completed in under a week. Revenue from training services is recognized over time, while the Company provides the services, which are usually completed in under a week.

The Company also concluded that training services are capable of being distinct and separately identifiable and therefore should be accounted for as a separate performance obligation. When a contract includes one of these products or services, the entire transaction price is allocated to that product or service. When a contract includes a combination of products and services, the transaction price is allocated to each performance obligation on a stand-alone selling price basis. The stand-alone selling prices are generally determined based on the prices at which the Company separately sells the products and services.

The Company’s contracts with its ENvue customers generally do not include rights of return.

For customers of both NanoVibronix and ENvue, payments are typically due between 30 and 60 days.

The Company applied the practical expedient in ASC 606 and did not evaluate payment terms of one year or less for the existence of a significant financing component. The related revenue is recognized net of any taxes collected from customers which are subsequently remitted to governmental entities (e.g., sales tax and other indirect taxes). The Company elected to not disclose information about the remaining performance obligations that have original expected durations of one year or less.

In some of its contracts, the Company provides assurance type warranty services to its customers, in accordance with legal provisions or industry standards to ensure the quality of the products. As such, the Company recognizes a provision for warranties in its financial statements as applicable. As of June 30, 2025, the Company’s provision for warranty amounted to $64.

Stock-based compensation

We rely on the Black-Scholes option pricing model for estimating the fair value of stock-based awards granted, and expected volatility is based on the historical volatilities of peer company’s common stock. Stock options generally vest over one or two years from the grant date and generally have ten-year contractual terms. The Company recognizes forfeitures of awards as they occur. Information about the assumptions used in the calculation of stock-based compensation expense is set forth in Notes 3 and 5 in the “Notes to Financial Statements”.

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

Recently issued accounting standards

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company for annual periods beginning January 1, 2025. The Company is currently evaluating the impact on its financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027 and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which provides a practical expedient for estimating expected credit losses for current accounts receivable and current contract assets. ASU 2025-05 will be effective for annual periods beginning after December 15, 2025 and interim periods within those annual reporting periods and should be applied prospectively. The Company is currently evaluating the impact of ASU 2025-05 on its consolidated financial statements and related disclosures.

For a summary of recent accounting pronouncements applicable to our consolidated financial statements see Note 3, “Summary of Significant Accounting Policies” to the Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024

Revenues. For the three months ended June 30, 2025, and 2024, our revenues were approximately $494 thousand and $817 thousand, respectively, a decrease of approximately 40%, or $323 thousand, between the periods. The decrease was due primarily attributable to reduced sales to Nanovibronix’s largest distributor in 2025. The consolidated results now include ENvue’s revenue beginning on the date of ENvue Merger (February 14th, 2025), which mitigated some of the reduction in revenues. Our revenues may fluctuate as we add new consumers or when existing distributors or consumers make large purchases of our products during one period and no purchases during another period. Therefore, any growth or decrease in revenues by quarter may not be linear or consistent. We do not anticipate that our revenues will be impacted by inflation or changing prices in the foreseeable future.

For the three months ended June 30, 2025, and 2024, the portion of our revenues that was derived from our largest direct medical equipment distributor, Ultra Pain Products LLC, were 4% and 38%, respectively, and customers introduced by our two largest sales representatives were 82% and 41%, respectively.

Gross Profit. For the three months ended June 30, 2025, and 2024, gross profit was approximately negative $35 thousand and positive $428 thousand, respectively, a decrease of approximately 108% or $463 thousand. The decrease of the gross profit as well as the underlying gross margin percentage was mainly due to the write off of $159 thousand of inventory and the amortization of technology of $186 thousand.

Gross profit as a percentage of revenues were approximately negative 7% and positive 52% for the three months ended June 30, 2025, and 2024, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended June 30, 2025, and 2024, research and development expenses were approximately $972 thousand and $187 thousand, respectively, an increase of approximately 420%, or $785 thousand between the periods. The increase was mainly due to the costs of our clinical trial test program with the University of Michigan of approximately $624 thousand and the inclusion of ENvue’s operations following the ENvue Merger.

Research and development expenses as a percentage of total revenues were approximately 197% and 23% for the three months ended June 30, 2025, and 2024, respectively.

Our research and development expenses consist mainly of expenses related to subcontracting research and development and clinical trial activities, as well as payroll expenses to employees, and the associated facilities’ costs, who are involved with research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2025, and 2024, selling and marketing expenses were approximately $717 thousand and $199 thousand, respectively, an increase of approximately 260%, or $518 thousand between the periods. The increase was primarily due to the inclusion of ENvue’s operations following the ENvue Merger.

Selling and marketing expenses as a percentage of total revenues were approximately 145% and 24% for the three months ended June 30, 2025, and 2024, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2025, and 2024, general and administrative expenses were approximately $2,252 thousand and $716 thousand, respectively, an increase of approximately 215%, or $1,536 thousand between the periods. The increase was primarily due the costs of professional fees incurred related to our Merger. Furthermore, the inclusion of ENvue’s operations following the ENvue Merger which increased the general and administrative expenses by approximately $748 thousand.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 456% and 88% for the three months ended June 30, 2025, and 2024, respectively.

Financial income, net. For the three months ended June 30, 2025 and 2024, financial income, net was approximately $211 thousand compared to $24 thousand, respectively, an increase of approximately $187 thousand between the periods mainly due to the change in fair value of warrant liability of $1,410 thousand, offset by $1.1 million in professional fees related to the warrant liability and the inclusion of ENvue’s operations following the ENvue Merger added $11 thousand of financial expense.

Interest expense. For the three months ended June 30, 2025, and 2024, our interest expenses were $144 thousand and $34 thousand, respectively. This primarily pertains to the amortization of debt discount on the Alpha loans (see note 9).

Income tax expense. For the three months ended June 30, 2025, our income tax expense was approximately $62 thousand as compared to $4 thousand in the three months ended June 30, 2024.

Net Loss. Our net loss for the three months ended June 30, 2025, increased by approximately $3,283 thousand, or 477%, reaching approximately $3,971 thousand, compared to a net loss of approximately $688 thousand for the same period in 2024. This increase in net loss was primarily due to the factors described above.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024

Revenues. For the six months ended June 30, 2025 and 2024, our revenues were approximately $1,519 thousand and $1,738 thousand respectively, a decrease of approximately 13%, or $219 thousand between the periods. The decrease reflects high revenues in 2024 from certain channels, including sales to Veteran Administration facilities, patients covered under workman’s compensation programs referred to by specific sales representatives, and purchases through UPPI. These revenues did not recur at the same level in 2025. Our revenues may vary from period to period, as new customers are added and existing distributors or consumers may make significant purchases in one quarter and no purchases in the following quarter. Accordingly, revenue trends should not be expected to follow a linear or consistent pattern.

Gross Profit. For the six months ended June 30, 2025 and 2024, gross profit was approximately $334 thousand and $1,092 thousand, respectively, a decrease of approximately 69% or $758. The decrease was mainly due to the write off of $159 thousand of inventory and the addition of ENvue products which were sold at lower gross margins than Nanovibronix products in 2024.

Gross profit as a percentage of revenues was approximately 22% and 63% for the six months ended June 30, 2025 and 2024, respectively. The decrease of the gross margin percentage was mainly due to the write off of $159 thousand of inventory and the amortization of technology of $186 thousand.

Research and Development Expenses. For the six months ended June 30, 2025 and 2024, research and development expenses were approximately $1,502 thousand and $308 thousand, respectively, an increase of approximately 388%, or $1,194 thousand, between the periods. The increase was mainly due to the costs of our clinical trial test program with the University of Michigan of approximately $624 thousand and the inclusion of expenses from ENvue’s operations following the ENvue Merger of approximately $318 thousand.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 99% and 18% for the six months ended June 30, 2025 and 2024, respectively.

Selling and Marketing Expenses. For the six months ended June 30, 2025 and 2024, selling and marketing expenses were approximately $1,066 thousand and $364 thousand, respectively, a decrease of approximately 193%, or $702 thousand, between the periods. The increase was primarily due to the inclusion of approximately $741 thousand in expenses from ENvue’s operations following the ENvue Merger.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were relatively steady totaling approximately 70% and 21% for the six months ended June 30, 2025 and 2024, respectively.

General and Administrative Expenses. For the six months ended June 30, 2025 and 2024, general and administrative expenses were approximately $3,594 thousand and $1,662 thousand, respectively, an increase of approximately 116%, or $1,932 thousand, between the periods. The increase was primarily due to professional fees incurred in connection with our Merger. Additionally, the inclusion of ENvue’s operations following the ENvue Merger led to an increase of approximately $939 thousand in general and administrative expenses.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 237% and 96% for the six months ended June 30, 2025 and 2024, respectively.

Financial income, net. For the six months ended June 30, 2025 and 2024, financial income, net was approximately $259 thousand compared to an expense of $45 thousand, respectively, an increase of approximately $214 thousand between the periods mainly due to the change in fair value of warrant liability of $1,410 thousand, offset by $1.1 million in professional fees related to the warrant liability and the inclusion of ENvue’s operations following the ENvue Merger added $13 thousand of financial expense.

Interest expense. For the six months ended June 30, 2025 and 2024, interest expense was $197 thousand and $68 thousand, respectively. This primarily pertains to the amortization of debt discount on the Alpha loans (see note 9 to the consolidated condensed interim financial statements).

Income tax expenses. For the six months ended June 30, 2025 and 2024, tax expenses were $77 thousand and $11 thousand, respectively.

Net loss. Our net loss for the six months ended June 30, 2025, decreased by approximately $4,567 thousand, or 358%, totaling approximately $5,843 thousand, compared to a net loss of approximately $1,276 thousand for the same period in 2024. This decrease in net loss was primarily due to the factors described above.

Liquidity and Capital Resources

Going Concern

As of June 30, 2025, the Company incurred recurring losses and negative cash flows from operations and had an accumulated deficit of $75,988. For the six months ended June 30, 2025, the Company used approximately $4,726 of cash in operating activities. During the same period, the Company received approximately $8,215 in net proceeds from the issuance of Series G Convertible Preferred Stock, $360 from the issuance of a short-term loan payable, $1,300 in proceeds from issuance of notes payable to a related party, and $102 from the exercise of options, and made payments on loans totaling $2,077. As a result, the Company reported a cash balance of approximately $4,060 as of June 30, 2025. Subsequent to period end, on July 18, 2025, the Company received gross proceeds of $8,000 from the sale of Series H Convertible Preferred Stock.

Because the Company does not have sufficient resources to fund our operation for the next twelve months from the date of the issuance of these unaudited interim condensed consolidated financial statements, management has substantial doubt regarding the Company’s ability to continue as a going concern. During the six months ended June 30, 2025, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of June 30, 2025, and we are not aware of any material trends in capital resources that would impact our business.

As of June 30, 2025, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Summary of Cash Flow

General. As of June 30, 2025, we had cash of approximately $4,060, compared to approximately $752 as of December 31, 2024. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $4,726 for the six months ended June 30, 2025, and approximately $1,132 for the same period in 2024.

Cash provided in our investing activities was approximately $139 and cash used in investing activities was $3 for the six months ended June 30, 2025, and 2024, respectively. Cash provided in the six months ended June 30, 2025, is mainly from the cash acquired in the Merger.

Cash provided by financing activities during the six months ended June 30, 2025, was approximately $7,900, primarily resulting from net proceeds of $8,215 from the sale of Series G Preferred Stock, $1,300 in proceeds from issuance of notes payable to a related party, $360 from the issuance of a short-term loan payable, and $102 in proceeds from exercise of options, partially offset by payments of $1,300 on a related party note payable and $777 on a short-term loan to a related party. The Company’s future capital requirements and the adequacy of available funds will depend on a variety of factors, including the successful commercialization of its products, the development of future product offerings, and the impact of technological advancements and competitive market dynamics.

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

Known Trends, Events and Uncertainties

Following a review, we have identified certain inaccuracies in our 510(k) application for the PainShield MD Plus product, and have submitted a request to FDA to withdraw the clearance. The company is unaware of any safety issue related to PainShield MD Plus, but intends to halt future sales of the product.

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the section entitled “Risk Factors” of this Quarterly Report. Other than as discussed above and elsewhere in this Quarterly Report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2024, filed with the SEC on March 31, 2025.

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

Risks Related to our Preferred Stock

The Series X Certificate of Designations, as amended by the Series X Certificate of Amendment, the Series G Certificate of Designations and the Series H Certificate of Designations contain certain provisions that may result in the reduction of the conversion price of the Series X Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock as a result of future offerings and issuances of our equity securities. These feature may increase the number of shares of common stock being issuable upon conversion of the Series X Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock.

The Series X Certificate of Designations, as amended by the Series X Certificate of Amendment, the Series G Certificate of Designations and the Series H Certificate of Designations each contain certain provisions, which include, but are not limited to, provisions that require the lowering of the applicable conversion price of such shares of preferred stock, which in turn, would will result in a greater number of shares of common stock being issuable upon conversion of the Series X Preferred Stock, the Series G Preferred Stock and the Series H Preferred Stock, which in turn will increase the dilutive effect of such conversions on existing holders of our common stock.

The Series G Certificate of Designations for the Series G Preferred Stock and the Series H Certificate of Designations contain anti-dilution provisions that may result in the reduction of the conversion price for the Series G Preferred Stock and the Series H Preferred Stock in the future. This feature may result in an indeterminate number of shares of common stock being issued upon conversion or exercise, as applicable.

The Series G Certificate of Designations for our Series G Preferred Stock and the Series H Certificate of Designations for our Series H Preferred Stock contain anti-dilution provisions, which such provisions require the lowering of the conversion price to the purchase price of future offerings. If in the future we issue securities for less than the conversion price of our Series G Preferred Stock or the Series H Preferred Stock, we will be required to further reduce the relevant conversion price, which will result in a greater number of shares of common stock being issuable upon conversion, which in turn will have a greater dilutive effect on our shareholders, provided, however, that the conversion price shall in no event be less than the applicable Floor Price (as defined in the Series G Certificate of Designations and the Series H Preferred Stock). As such, it is possible that we will not have sufficient available shares to satisfy the conversion of the Series G Preferred Stock and the Series H Preferred Stock if we enter into a future transaction that lowers the conversion price. If we do not have sufficient available shares for any Series G Preferred Stock or Series H Preferred Stock conversions, we will be required to increase our authorized shares, which may not be possible and will be time consuming and expensive. The potential for such issuances may depress the price of our common stock regardless of our business performance. We may find it more difficult to raise additional equity capital while the Series G Preferred Stock and the Series H Stock are outstanding.

The Series G Preferred Stock provides for the payment of dividends in cash or in shares of our common stock, and we may not be permitted to pay such dividends in cash, and the Series H Preferred Stock provides for the payment of dividends in shares of our common stock, each which will require us to have shares of common stock available to pay the dividends.

Each share of Series G Preferred Stock will be entitled to receive cumulative dividends at the rate per share of 9% per annum of the state value per share, until the fifth anniversary of the date of issuance of the Preferred Stock. The holder of Series G Preferred Stock will receive the same pay-in-kind (PIK) dividend amount regardless of when they choose to convert. Each share of Series H Preferred Stock will be entitled to receive cumulative dividends at a rate of 9% per annum, payable on each conversion date (as defined in the Series H Certificate of Designations). As related to the Series G Preferred Stock, such dividends are payable, at our discretion, in cash, out of any funds legally available for such purpose, or in pay-in-kind shares of common stock calculated based on the conversion price, subject to adjustment as provided in the Series G Certificate of Designations and the Floor Price. As related to the Series H Preferred Stock, such dividends are payable in shares of common stock. The conversion price of each of the Series G Preferred Stock and Series H Preferred Stock is subject to reduction if in the future we issue securities for less than the conversion price of our Series G Preferred Stock and the Series H Preferred Stock, as applicable, provided, however, that the conversion price shall in no event be less than the applicable Floor Price. As such, it is possible that we will not have sufficient available shares to pay the dividends in common stock, which, in the case of the Series G Preferred Stock, would require the payment of the dividend in cash. As related to the Series G Preferred Stock, we will not be permitted to pay the dividend in cash unless we are legally permitted to do so under Delaware law, which requires cash to be available from surplus or net profits neither of which we currently have available. AS related to the Series H Preferred Stock, if we are unable to pay the dividend in shares of our common stock shall accrue and entail a late fee, which must be paid in cash, at the rate of 15% per annum, or the lesser rate permitted by applicable law and as further set forth in the Series H Certificate of Designations, which could materially affect our financial condition and operations.

Risk Related to the August 2025 Reverse Stock Split

The August 2025 Reverse Stock Split may not increase the price of our common stock over the long-term and our common stock may be delisted.

The principal purpose of the August 2025 Reverse Stock Split was to increase the trading price of our common stock to maintain the minimum stock price standards of Nasdaq. However, the effect of a reverse stock split on the market price of our common stock cannot be predicted with any certainty, and we cannot assure you that a reverse stock split will accomplish this objective for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of common stock will proportionally increase the market price of our common stock, we cannot assure you that a reverse stock split will increase the market price of our common stock by a multiple of any reverse stock split ratio, or result in any permanent or sustained increase in the market price of our common stock sufficient to maintain compliance with the continued listing requirements of the Nasdaq Capital Market. The market price of our common stock may be affected by other factors which may be unrelated to the number of shares outstanding, including our business and financial performance, general market conditions, and prospects for future success.

There can be no assurance that we will ultimately maintain compliance with all applicable requirements for continued listing on Nasdaq and maintain the listing of our common stock.

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

The August 2025 Reverse Stock Split may decrease the liquidity of our common stock.

The August 2025 Reverse Stock Split reduced the total number of outstanding shares of common stock, which may lead to reduced trading and a smaller number of market makers for our common stock, particularly if the price per share of our common stock does not increase as a result of a reverse stock split.

The August 2025 Reverse Stock Split may result in some stockholders owning “odd lots” that may be more difficult to sell or require greater transaction costs per share to sell.

The August 2025 Reverse Stock Split had the effect of increasing the number of stockholders who own “odd lots” of less than 100 shares of common stock. A purchase or sale of less than 100 shares of common stock (an “odd lot” transaction) may result in incrementally higher trading costs through certain brokers, particularly “full service” brokers. Therefore, those stockholders who own fewer than 100 shares of common stock following a reverse stock split may be required to pay higher transaction costs if they sell their common stock.

The August 2025 Reverse Stock Split may lead to a decrease in our overall market capitalization.

A reverse stock split, including the August 2025 Reverse Stock Split, may be viewed negatively by the market and, consequently, could lead to a decrease in our overall market capitalization. If the per share market price of our common stock does not increase in proportion to the reverse stock split ratio, or following such increase does not maintain or exceed such price, then our value, as measured by our market capitalization, will be reduced. Additionally, any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of common stock outstanding following a reverse stock split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, by and between the Company and Dawson James Securities, Inc., dated as of May 14, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).
3.2	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).
3.3	Certificate of Designation of the Preferences, Rights and Limitations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2025),
3.4	Certificate of Correction to Certificate of Designation of the Preferences, Rights and Limitations of Series G Convertible Preferred Stock, dated July 8, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 9, 2025).
3,5	Certificate of Designation of the Preferences, Rights and Limitations of Series H Convertible Preferred Stock, filed July 18, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 22, 2025).
4.1	Form of Promissory Note, dated as of April 11, 2025, issued by ENvue Medical Holdings, Corp. to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on April 11, 2025).
4.2	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2025).
4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2025).
4.4	Form of Warrant dated July 22, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2025).
10.1	Guaranty, dated as of April 11, 2025, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.2	Form of Amendment Agreement dated as of May 12, 2025, by and between the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2025).
10.3	Form of Securities Purchase Agreement, dated as of July 18, 2025, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2025).
10.4	Employment Agreement, dated as of February 12, 2025, by and between Rita Silberberg and ENvue Medical Israel Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date:	August 19, 2025	By:	/s/ Doron Besser, M.D.
		Name:	Doron Besser, M.D.
		Title:	Chief Executive Officer

Date:	August 19, 2025	By:	/s/ Stephen Brown
		Name:	Stephen Brown
		Title:	Chief Financial Officer

