Form 10-Q
period 2025-09-30
NanoVibronix, Inc.
filed 2025-11-14
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of November 14, 2025, was 1,088,176 shares.

EXPLANATORY NOTE

ENvue Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among NanoVibronix, Inc. (the “Company”), NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and Predecessor ENvue Medical Holdings LLC (previously: Envizion Medical Holding Corp. hereinafter: “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.”

The information in this Quarterly Report on Form 10-Q (the “Quarterly Report”) reflects the consummation of the ENvue Merger.

Reverse Stock Splits

On March 12, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-11 reverse stock split of the shares of our common stock, par value $0.001 per share (the “Common Stock”), either issued and outstanding or held by us as treasury stock, effective as of 4:05 p.m. (Delaware time) on March 13, 2025 (the “March 2025 Reverse Stock Split”).

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

Quarter Ended September 30, 2025

(Unaudited)

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NanoVibronix, Inc.

Condensed Consolidated Balance Sheets (Unaudited)

(Amounts in thousands except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$6,950	$752
Restricted cash	30	-
Trade receivables	252	98
Prepaid expenses and other accounts receivable	540	290
Inventory	2,243	2,191
Total current assets	10,015	3,331

Noncurrent assets:
Property and equipment, net	124	9
Long-term trade receivables	23	-
Severance pay fund	190	173
Operating lease right-of-use assets	125	116
Intangible assets	5,275	-
Goodwill	38,631	-
Total non-current assets	44,368	298
Total assets	$54,383	$3,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$492	$47
Other accounts payable and accrued expenses	4,267	2,608
Loans	1,043	-
Tranche financing liability	2,000	-
Warranty liability	3,730	-
Deferred revenue	-	15
Operating lease liabilities, current	112	52
Total current liabilities	11,644	2,722

Non-current liabilities:
Accrued severance pay	260	216
Operating lease liabilities, non-current	15	64
Total liabilities	11,919	3,002

Commitments and contingencies

Stockholders’ equity (*):
Series G Preferred stock of $0.001 par value - Authorized: 400,000 and 0 shares at September 30, 2025 and December 31, 2024, respectively; Issued and outstanding: 820 and 0 shares at September 30, 2025 and December 31, 2024	-	-
Series X Preferred stock of $0.001 par value - Authorized: 62,220 and 0 shares at September 30, 2025 and December 31, 2024, respectively; Issued and outstanding: 53,100 and 0 shares at September 30, 2025 and December 31, 2024	-	-
Series H Preferred stock of $0.001 par value - Authorized: 11,000 and 0 shares at September 30, 2025 and December 31, 2024, respectively; Issued and outstanding: 8,889 and 0 shares at September 30, 2025 and December 31, 2024	-	-
Common stock of $0.001 par value - Authorized: 40,000,000 shares at September 30, 2025 and December 31, 2024, respectively; Issued and outstanding: 1,011,086 and 37,894 shares at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	119,408	70,507
Accumulated other comprehensive income	(87)	(80)
Accumulated deficit	(76,858)	(69,801)
Total stockholders’ equity	42,464	627
Total liabilities and stockholders’ equity	$54,383	$3,629

(*)	Adjusted to reflect the reverse stock splits (see note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	Three Month Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$722	$376	$2,241	$2,114
Cost of revenues	533	243	1,718	889
Gross profit	189	133	523	1,225

Operating expenses:
Research and development	221	249	1,723	557
Selling and marketing	812	181	1,878	545
General and administrative	1,403	673	4,997	2,335

Total operating expenses	2,436	1,103	8,598	3,437

Loss from operations	(2,247)	(970)	(8,075)	(2,212)

Interest expense	(53)	(33)	(250)	(101)
Financial income, net	2,845	8	3,104	53

Income (loss) before taxes on income	545	(995)	(5,221)	(2,260)

Income tax expenses	(35)	(3)	(112)	(14)

Net income (loss)	$510	$(998)	$(5,333)	$(2,274)

Preferred Stock dividends
8% dividend on Convertible Preferred Series X	(758)	-	(1,102)	-
9% dividend on Convertible Preferred Series H	(223)	-	(223)	-
Deemed dividend for down round on Series H	(399)	-	(399)	-
Deemed contribution on repurchase of Preferred Series X	90	-	90	-
Deemed contribution	-	-	3,815	-

Net loss available to common stockholders	(780)	(998)	(3,152)	(2,274)

Basic and diluted net loss available for holders of common stock (*)	$(0.91)	$(3.56)	$(6.69)	$(8.38)

Weighted average common shares outstanding:
Basic and diluted (*)	858,434	280,318	470,940	271,284

Comprehensive loss:
Net income (loss)	$510	$(998)	$(5,333)	$(2,274)
Change in foreign currency translation adjustments	(2)	(3)	(7)	(8)
Comprehensive income (loss) available to common stockholders	$508	$(1,001)	$(5,340)	$(2,282)

(*)	Adjusted to reflect the reverse stock splits (see note 6).

The accompanying notes are an integral part of these condensed consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)
(Amounts in thousands except share and per share data)

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Income	Deficit	Equity
Balance, June 30, 2025	6,332	$-	61,346	$-	-	$-	787,381	$1	$116,549	$(85)	$(75,988)	$40,477

Issuance of Common Stock for private placement	-	-	-	-	-	-	74,114	-	1,878	-	-	1,878
Exercise of pre-funded warrants	-	-	-	-	-	-	140,000	-	-	-	-	-
Conversion of Series G Preferred Stock into Common Stock	(5,512)	-	-	-	-	-	9,591	-	-	-	-	-
Repurchase of Series X Preferred Stock	-	-	(8,246)	-		-	-	-	(5,000)	-	-	(5,000)
Dividend on Convertible Preferred Series X	-	-	-	-	-	-	-	-	758	-	(758)	-
Dividend on Convertible Preferred Series H	-	-	-	-	-	-	-	-	223	-	(223)	-
Issuance of Series H Preferred Stock	-	-	-	-	8,889	-	-	-	4,601	-	-	4,601
Deemed dividend for down round on Series H	-	-	-	-	-	-	-	-	399	-	(399)	-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(2)	-	(2)
Net income	-	-	-	-	-	-	-	-	-	-	510	510
Balance, September 30, 2025	820	$-	53,100	$-	8,889	$-	1,011,086	$1	$119,408	$(87)	$(76,858)	$42,464

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Income	Deficit	Equity

Balance, December 31, 2024	-	$-	-	$-	-	$-	37,894	$1	70,507	$(80)	$(69,801)	$627
ENvue Merger	-	-	61,346	-	-	-	3,318	-	41,864	-	-	41,864
Exercise of warrants	-	-	-	-	-	-	5,000	-	102	-	-	102
Exercise of pre-funded warrants	-	-	-	-	-	-	170,573	-	-	-	-	-
Warrant exchange agreement	-	-	-	-	-	-	4,150	-	-	-	-	-
Issuance of Series G Preferred Stock	400,000	-	-	-	-	-	-	-	3,732	-	-	3,732
Conversion of Series G Preferred Stock into Common Stock	(399,180)	-	-	-	-	-	709,419	-	-	-	-	-
Repurchase of Series X Preferred Stock	-	-	(8,246)	-	-	-	-	-	(5,000)	-	-	(5,000)
Dividend on Convertible Preferred Series X	-	-	-	-	-	-	-	-	1,102	-	(1,102)	-
Issuance of Series H Preferred Stock	-	-	-	-	8,889	-	-	-	4,601	-	-	4,601
Dividend on Convertible Preferred Series H	-	-	-	-	-	-	-	-	223	-	(223)	-
Issuance of Common Stock for private placement	-	-	-	-	-	-	74,114	-	1,878	-	-	1,878
Deemed dividend for down round on Series H	-	-	-	-	-	-	-	-	399	-	(399)	-
Issuance of fractional shares due to reverse stock split	-	-	-	-	-	-	6,618	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(7)	-	(7)
Net loss	-	-	-	-	-	-	-	-	-	-	(5,333)	(5,333)
Balance, September 30, 2025	820	$-	53,100	$-	8,889	$-	1,011,086	$1	119,408	$(87)	$(76,858)	$42,464

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	-	$-	-	$-	18,603	$0	$70,151	$(67)	$(66,096)	$3,988
Stock-based compensation	-	-	-	-	-	-	-	-	165	-	-	165
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(8)	-	(8)
Exercise of pre-funded warrants	-	-	-	-	-	-	9,045	1	-	-	-	1
Net loss	-	-	-	-	-	-	-	-	-	-	(2,274)	(2,274)
Balance, September 30, 2024	-	$-	-	$-	-	$-	27,648	1	70,316	(75)	(68,370)	1,872

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid - in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares (*)	Amount (*)	Capital (*)	Income	Deficit	Equity
Balance, June 30, 2024	-	-	-	-	-	-	25,312	0	70,286	(73)	(67,372)	2,841
Stock-based compensation	-	-	-	-	-	-	-	-	30	-	-	30
Exercise of pre-funded Warrants	-	-	-	-	-	-	2,336	1	-	-	-	1
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(2)	-	(2)
Net loss	-	-	-	-	-	-	-	-	-	-	(998)	(998)
Balance, September 30, 2024	-	-	-	-	-	-	27,648	1	70,316	(75)	(68,370)	1,872

(*)	Adjusted to reflect the reverse stock splits (see note 6).

The accompanying notes are an integral part of these condensed unaudited consolidated financial statements

NanoVibronix, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(5,333)	$(2,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	639	1
Stock-based compensation	-	165
Noncash interest expense	202	100
Gain/Loss on termination of investment	-	1
Change in fair value of warrant liability	(4,613)	-
Issuance cost allocated to warrant liability	1,420	-
Changes in operating assets and liabilities:
Trade receivable	(122)	(261)
Other accounts receivable and prepaid expenses	(245)	(88)
Inventory	343	482
Trade payables	320	(113)
Other accounts payable and accrued expenses	683	54
Deferred revenue	(15)	(34)
Operating lease liabilities, net	(2)	-
Accrued severance pay, net	27	(1)
Net cash used in operating activities	$(6,696)	(1,968)

Cash flows from investing activities:
Cash acquired in ENvue Merger	148	-
Purchase of property and equipment	(37)	(3)
Net cash used in investing activities	$111	(3)

Cash flows from financing activities:
Proceeds from the issuance of commons stock, preferred stock and warrants, net	17,135	-
Repurchase of Series X Preferred Stock	(5,000)	-
Proceeds from tranche financing	2,000	-
Proceeds from issuance of notes payable to a related party	1,300	-
Payments of note payable to related party	(1,300)	-
Payments of short-term loan to related party	(1,777)	-
Proceeds from issuance of short-term loan payable	360	-
Proceeds from exercise of options and warrants	102	1
Net cash provided by financing activities	$12,820	1

Effects of currency translation on cash and cash equivalents	(7)	(8)

Net increase in cash, cash equivalents and restricted cash	6,228	(1,978)
Cash, cash equivalents and restricted cash at beginning of period	752	3,283

Cash, cash equivalents and restricted cash at end of period	$6,980	$1,305

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$6,950	$1,305
Restricted cash at end of period	30	-
Total cash, cash equivalents and restricted cash	$6,980	$1,305
Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$-
Cash paid for taxes	$20	$4

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

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among NanoVibronix, Inc. (the “Company”), NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and Predecessor ENvue, the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” See Note 4 – Merger.

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

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

As of September 30, 2025, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $76,858. For the nine-month period ended September 30, 2025, the Company used approximately $6,696 of cash in operations. The Company expects to incur future net losses and its transition to profitability is dependent upon, among other things, the achievement of a level of revenues adequate to support the cost structure. Until the Company achieves profitability or generates positive cash flows, it will continue to be dependent on raising additional funds to fund its operations. The Company intends to fund its future operations through cash on hand, additional private and/or public offerings of debt or equity securities or a combination of the foregoing. There are no assurances, however, that the Company will be able to obtain an adequate level of financial resources that are required to fund its operation.

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

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including ENvue as of the date of the ENvue Merger. Intercompany accounts and transactions have been eliminated upon consolidation.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, trade receivables, and other accounts receivable. The Company holds cash in various banking institutions. Such funds are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Cash balances could exceed insured amounts at any given time. Generally, these investments may be redeemed upon demand and the Company believes that the financial institutions that hold the Company's cash deposits are financially sound and, accordingly, bear minimal risk. As of September 30, 2025, the Company had cash in excess of the FDIC insured amount totaling $6,525.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. As of September 30, 2025, the credit losses allowance was immaterial.

Earnings per share

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Series X Preferred Shares and Series H Preferred shares would be entitled to dividends that would be distributed to the holders of Common Stock, based on the conversion ratio, assuming conversion of all Convertible Series X Preferred Shares and Series H Preferred shares into shares of Common Stock. The Company does not allocate losses to these participating securities as they do not share in the Company’s losses.

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

During the nine months ended September 30, 2025 and 2024, no impairment was recorded.

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

If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the three and nine months ended September 30, 2025 and 2024, no impairment was recorded.

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

The Company issued warrants in connection with the Series G Preferred financing and Series H Preferred financing, which were recorded as liabilities. The rest of the Company’s outstanding warrants are equity classified.

Accrued severance pay

The Company’s liability for severance pay is for its Israeli employees and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability on September 30, 2025, and December 31, 2024, was $260 and $216, respectively.

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

The Company may sell its insertion systems to customers through bundled lease arrangements which typically include insertion systems and nasoenteral tubes. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease components included in the bundled arrangement. The primary accounting provision the Company uses to classify transactions as sales-type or operating leases is whether the lease transfers ownership of the underlying asset to the lessee by the end of the lease term. Systems included in arrangements meeting this condition are accounted for as sales-type leases and revenue is recognized at lease commencement. When leases are determined to be operating leases, revenue is recognized over the term of the lease. For the nine-month period ended September 30, 2025, there were no operating leases.

Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business—see revenue recognition policy.

Interest income for the nine-month period ended September 30, 2025 was immaterial.

At the commencement date of sales-type leases for the nine-month period ended September 30, 2025, the Company recognized $43 of revenue. At the commencement date of sales-type leases nine-month period ended September 30, 2025, the Company recognized $36 cost of revenue. The Company’s short -term net investment in a lease receivable as of September 30, 2025 was $20 and is presented within trade receivables in the interim consolidated balance sheets. The Company’s long -term net investment in a lease receivable as of September 30, 2025 was $23 and is presented within long-term trade receivables in the interim consolidated balance sheets.

Revenue recognition

Revenues from product and services are recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized: (1) Identifying the contract(s) with a customer that create(s) enforceable rights and obligations; (2) Identifying the performance obligations in the contract, such as promising to transfer goods or services to a customer; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct good or services promised in the contract; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring a promised good or service to a customer.

The Company generates revenue from sales of products and services. Revenues from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from discounts as well as allowances for returns. Revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer.

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

Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business—see lease policy.

The payments are typically due between 30 and 60 days.

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

In some of its contracts, the Company provides assurance type warranty services to its customers, in accordance with legal provisions or industry standards to ensure the quality of the products. As such, the Company recognizes a provision for warranties in its financial statements as applicable. As of September 30, 2025, the Company’s provision for warranty amounted to $75.

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

The Company’s convertible debenture was repaid in May 2025. During the nine-month period ended September 30, 2025, the Company recorded fair value adjustment of $23.

Variable interest entities

The Company evaluates its variable interests in variable interest entities (“VIEs”), and consolidates VIEs when the Company is the primary beneficiary. The Company determines whether it is the primary beneficiary of a VIE based on its assessment of whether the Company possesses both (i) the power to direct the activities that most significantly affect the VIE’s economic performance and (ii) the obligation to absorb losses that could be significant to the VIE or the right to receive benefits that could be significant to the VIE. The Company reevaluates the accounting for its VIEs upon the occurrence of events that could change the primary beneficiary conclusion.

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

NOTE 4 – MERGER

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (as amended, restated, amended and restated, supplemented or modified from time to time, the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company (the “First Merger”, and effective time of such First Merger, the “First Effective Time”) and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 3,318 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 12,526 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (iii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue.

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

Acquisition-related expenses of approximately $461 were expensed by the Company in general and administrative expenses in its condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2025.

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

Purchase price:
Common Stock and Pre-Funded Warrants consideration	$179
Series X Preferred Stock consideration	41,685
Total purchase price	$41,864

Allocated tangible assets:
Net working capital	$(3,198)
Inventory	395
Property and equipment	112
Right-of-use assets	58
Lease liability	(14)
Total allocated tangible assets	$(2,647)

Purchase price allocated to intangible assets
Tradename and trademarks	$560
Proprietary technology	3,500
Customer relationships	1,820
Goodwill (unallocated intangible value)	$38,631

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

Nine Months Ended
September 30, 2025
Net revenue	$2,296
Net loss	$(5,113)

The unaudited pro forma financial information below combines the historical results of the Company with the historical results of ENvue for the nine months ended September 30, 2025, as if the Merger had occurred on January 1, 2025.

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

NOTE 5 – INVENTORY

Inventory consists of the following components:

	September 30, 2025	December 31, 2025
Raw materials	$1,702	$391
Finished goods	541	1,800
Total inventory	$2,243	$2,191

Inventory write-down charged to the cost of sales amounted to $119 for the nine months ended September 30, 2025, respectively, to reduce inventory to its net realizable value and for any excess or obsolete inventory.

The Company identified certain inaccuracies in its 510(k) application for the PainShield MD Plus product and on August 19, 2025 submitted a request to the U.S. Food and Drug Administration (FDA) to withdraw the clearance. While the Company is unaware of any safety issues related to the PainShield MD Plus product, it has decided to halt future sales. An appropriate inventory allowance was recorded for the impact of halt in sales in the amount of $119.

NOTE 6 - STOCKHOLDERS’ EQUITY

Common Stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

Reverse stock splits

On March 13, 2025, the Company effected a 1-for-11 reverse stock split (the “March 2025 Reverse Stock Split”). On August 11, 2025, the Company effected a 1-for-10 reverse stock split (the “August 2025 Reverse Stock Split” and together with the March 2025 Reverse Stock Split, the “Reverse Stock Splits”).

As a result of the March 2025 Reverse Stock Split, every eleven (11) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share.

As a result of the August 2025 Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock were automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Splits. In connection with the August 2025 Reverse Stock Split, the Company issued an aggregate of 6,618 additional shares to round up fractional shares to whole shares.

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

Underwritten Public Offering, Series G Convertible Preferred Stock

On May 15, 2025, the Company announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 400,000 shares of the Company’s Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.001 per share, and liability classified warrants to purchase up to 490,198 shares of common stock, par value $0.001 per share of the Company at an exercise price of $20.40 per share (the “May 2025 Warrants”). The combined public offering price of each share of Series G Preferred Stock together with an accompanying May 2025 Warrant was $25. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. The Company also issued liability classified warrants (the “May 2025 Representative’s Warrants”) to purchase up to 24,510 shares of common stock, as issuance costs with substantially the same terms as the May 2025 Warrants except that the May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

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

Conversion of Series G Convertible Preferred Stock

Between May 16, 2025, and July 1, 2025, a majority of the Series G Preferred Stockholders exercised their optional conversion right, converting 399,180 shares of Series G Preferred Stock into 488,987 shares of Common Stock and an additional 220,432 shares of Common Stock for the make-whole dividend. As of September 30, 2025, there were 820 outstanding shares of Series G Preferred Stock.

Series X Non-Voting Convertible Preferred Stock

On February 14, 2025, in connection with the Merger (see Note 4), the Company issued 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) to the holders of Predecessor ENvue. In addition, the Company issued 3,626 shares of Series X Preferred Stock to a consulting firm for services rendered in facilitating the Merger, resulting in a total of 61,346 shares of Series X Preferred Stock outstanding after the Merger.

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

Each share of Series X Preferred Stock has a stated value of $606.38 and ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. The Series X Preferred Stock is not subject to mandatory redemption and may not be redeemed at the option of the Company or the holder.

Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series X Preferred Stock, based on the Stated Value, at a rate of eight percent (8%) per annum, commencing on the three (3) month anniversary of the Original Issue Date (as defined in the Series X Certificate of Designations) until the date the Company obtains the Stockholder Approval. Such dividends can be paid in the form of cash or additional issuances of shares of Series X Preferred Stock based on the Stated Value, with such type of payment determined in the sole discretion of the Company, and accrue and be compounded daily on the basis of a 360-day year and twelve (12) 30-day months and shall be paid the earlier of: (i) promptly after conversion of the Series X Preferred Stock or (ii) quarterly starting on the six (6) month anniversary of the Original Issue Date. For the three and nine-month period ended September 30, 2025, the Company recorded $344 and $1,102 of dividends attributable to Series X Preferred stockholders, respectively.

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

In conjunction with the July Purchase Agreement (as defined below), on July 22, 2025, the Company repurchased 8,246 outstanding shares of its Series X Preferred Stock from one investor for $5 million from the use of proceeds from the July 2025 Private Placement. As of September 30, 2025, 53,100 shares of Series X Preferred Stock were issued and outstanding.

Private Placement, Series H Convertible Preferred Stock

On July 18, 2025, the Company entered into a Securities Purchase Agreement (the “July 2025 Purchase Agreement”) with a certain institutional investor (the “July 2025 Investor”), pursuant to which it agreed to sell to the Investor (i) an aggregate of 8,889 shares of the Company’s newly-designated Series H Convertible Preferred Stock (“Series H Preferred Stock”), and (ii) warrants to acquire up to an aggregate of 467,836 shares of common stock (the “July 2025 Warrants”) at an exercise price of $22.50 (the “July 2025 Private Placement” and such closing, the “Initial Closing”).

Pursuant to the terms of the July 2025 Purchase Agreement, the Company also agreed to issue 2,222 shares of Series H Preferred Stock and warrants to purchase up to 116,960 shares of common stock at an exercise price of $22.50 in a second closing (the “Second Closing”), subject to the satisfaction of customary closing conditions. Additionally, pursuant to the terms of the July 2025 Purchase Agreement, the Company has agreed that during the period ending 36 months from the effective date of the registration statement (the “Resale Registration Statement”) registering the resale of the shares of common stock underlying the Series H Preferred Stock and the July 2025 Warrants, the July 2025 Investor shall have the right to purchase up to 44,000 additional shares of Series H Preferred Stock, which shall have identical terms to the Series H Preferred Stock issued at the Initial Closing, except that the initial conversion price of such additional shares of Series H Preferred Stock shall be equal to 85% of the arithmetic average of the three (3) lowest VWAPs during the ten trading days prior to the date of such investor’s exercise of such right.

The Initial Closing and occurred on July 22, 2025, and the Second Closing occurred October 30, 2025. The aggregate net proceeds from the July 2025 Private Placement were $9 million, after deducting placement agent fees and other offering expenses payable by the Company of $958. The Series H Preferred Stock and the option to purchase additional 44,000 shares of Series H Preferred Stock were classified as equity, while the warrants and the obligation to issue additional warrants and Series H Preferred Stock were classified as liability. The Company allocated the financing proceeds to the freestanding financial instruments. Thus, the Company allocated $4,601 to equity, $2,772 to warrant liability and $2,000 to the tranche financing liability.

Holders of the Series H Preferred Stock shall be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 9% per annum, payable on each conversion date of the Series H Preferred Stock in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the conversion price then in effect. The stated value of the Series H Preferred Stock is $1,000 per share. The Company recorded $223 of dividends attributable to Series H Preferred stockholders for the three and nine-month periods ended September 30, 2025.

As a result of the September 2025 registered direct offering (see below), the conversion price of the Series H Preferred Stock was reduced to $7.01, resulting in a deemed dividend of $399.

September 2025 Registered Direct Offering

On September 16, 2025, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company issued and sold (i) 74,114 shares of common stock and (ii) prefunded warrants to purchase up to 217,090 shares of common stock (the “September 2025 Pre-Funded Warrants”) pursuant to an effective shelf registration statement on Form S-3 (the “September 2025 Offering”). The offering price was $7.01 per share of common stock and $7.009 per September 2025 Pre-Funded Warrant, which is the price of each share of common stock sold in the September 2025 Offering, minus the $0.001 exercise price per September 2025 Pre-Funded Warrant. The net proceeds from the September 2025 Offering were approximately $1.88 million, after deducting placement agent fees and other offering expenses of $163.

Share-based compensation

On December 19, 2024, stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”), as a successor to the Nanovibronix 2014 Long-Term Incentive Plan, which was adopted by the Board on November 6, 2023. As of December 31, 2024, under the 2024 Plan, 60,000 shares of our common stock were reserved for issuance. On March 14, 2025, the Company effected the 2025 Reverse Stock Split. Consequently, the number of shares of common stock of the Company reserved for issuance pursuant to awards under the 2024 Plan was reduced to 5,455 shares. As of September 30, 2025, there were 1,043 shares of common stock available to be issued under the plan.

During the three- and nine-month periods ended September 30, 2025, no employee options were exercised, no options were granted and 95 options expired.

The options granted during the nine months ended September 30, 2024, vested immediately and were recorded at fair values of approximately $71. The contractual term for granted options is 10 years. During the three- and nine-month periods ended September 30, 2024, stock-based compensation expense related to these options were approximately $28 and $135, respectively.

A summary of options activity is as follows:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2024	4,506	35.00	9.24
Granted	-	-	-
Exercised	-	-	-
Expired	(95)	514.00	-
Outstanding – September 30, 2025	4,411	272.00	8.75

Warrants

On August 30, 2023, the Company issued (a) Pre-Funded Warrants to purchase up to 16,227 shares of Common Stock with an exercise price of $0.001 per share, (b) Series A-1 Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $161.70 per share (the “Series A-1 Warrants”) and (c) Series A-2 Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $161.70 per share (the “Series A-2 Warrants”), or a total of 77,644 warrants, in conjunction with a private placement by and between the Company and an institutional investor, pursuant to a securities purchase agreement dated August 30, 2023 (the “August 2023 Private Placement”). The Series A-1 Warrants are exercisable immediately upon issuance and expire on March 1, 2029. The Series A-2 Warrants have expired on October 1, 2024

In connection with the August 2023 Private Placement, the Company issued placement agent warrants to H.C. Wainwright & Co., LLC, or its designees, as compensation in connection with the Private Placement, to purchase up to an aggregate of 1,982 shares of common stock at an exercise price equal to $236.50 per share (the “August 2023 Placement Agent Warrants”). The August 2023 Placement Agent Warrants are exercisable immediately upon issuance and expire March 1, 2029.

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

As of September 30, 2025, a total of 1,071,463 warrants were outstanding, including 89,616 of pre-funded warrants.

NOTE 7 – WARRANT LIABILITY

Based on an evaluation, pursuant to ASC 815-40, the May 2025 Warrants and July 2025 Warrants (see note 6) do not meet all the equity classification criteria and therefore were determined to be classified as liabilities measured at fair value through earnings. The Company utilized the Black Scholes Model to calculate the value of the May 2025 Warrants and July 2025 Warrants issued during the three months ended September 30, 2025.

The fair value of the May 2025 Warrants and Representative’s Warrants of $5,306 and $265, respectively, was estimated at the date of issuance using the following assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 145.65%; and a risk-free interest rate of 4.06%.

The fair value of the July 2025 Warrants of $2,772 was estimated at the date of issuance using the following assumptions: dividend yield 0%; expected term of 1.5 years; equity volatility of 170.97%; and a risk-free interest rate of 3.94%.

The Company recognized changes in the fair value of the warrant liability of $3,203 and $4,613 during the three and nine months ended September 30, 2025, respectively, as financial income on the consolidated statement of operations. The aggregate fair value of the Warrants of $3,730 was estimated on September 30, 2025 utilizing the Black Scholes Model and using the following assumptions: stock price $5.64, exercise price $20.40 – $22.50, dividend yield 0%; remaining term of 1.50 – 4.63 years; equity volatility of 149.90% - 178.58%; and a risk-free interest rate of 3.74% - 3.94%.

Changes in the warrant liability balance

Below is the change in the warrant liability balance for the nine months ended September 30, 2025:

Balance as of December 31, 2024	$-
Issuance	8,343
Change in fair value	(4,613)
Balance as of September 30, 2025	$3,730

See note 12 for assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

NOTE 8 – CONVERTIBLE DEBENTURE

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with an institutional investor (the “February 2025 Investor”), pursuant to which the Company sold in a private placement senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture) (“Maturity Date”), having an aggregate principal amount (the “Principal Amount”) of $500 (the “Debenture Transaction”). The closing of the Debenture Transaction occurred on February 14, 2025.

On March 26, 2025, the Company amended and restated the Debenture (the “A&R Debenture”) to increase the Principal Amount to $1,300 to provide for the funding by the February 2025 Investor to ENvue (i) an aggregate of $250 by the February 2025 Investor to ENvue on February 6, 2025, (ii) an aggregate of $250 by the Investor to ENvue on March 4, 2025, and (iii) and an aggregate of $300 by the Investor to ENvue on March 26, 2025.

On the Maturity Date, the Company shall pay the February 2025 Investor in cash or, at the option of the February 2025 Investor, in the form of conversion shares, or a combination thereof, the entire outstanding Principal Amount of the A&R Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the A&R Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of the Investor, at the initial conversion price of $48.906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $9.7812. The A&R Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

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

For the three and nine months ended September 30, 2025, the Company recorded a loss of $9 and $23, respectively, related to the change in fair value of the A&R Debenture which was recognized in other income (expense) in the consolidated statements of operations. On May 19, 2025, the Company repaid the A&R Debenture in full.

The following table presents the change in the balance of the A&R Debenture for periods identified:

Nine Months Ended September 30, 2025
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

For the nine months ended September 30, 2025, the Company recognized $202 of amortized interest expense related to the note. During the period ended September 30, 2025, the Company paid $1,417 toward redeeming the Alpha Note, leaving a balance of $1,043.

Nine Months Ended
September 30, 2025
Balance, beginning of period	$2,258
Amortized discount	202
Payments on note	(1,417)
Balance, end of period	$1,043

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

On May 19, 2025, the Company paid the April Note in full using proceeds from the 2025 Underwritten Offering, pursuant to the terms of the April Note.

NOTE 10 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding stock options and warrants for the three and nine months ended September 30, 2025, and 2024 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented, except for prefunded warrants.

The following table sets forth the computation of the net loss per share for the period presented:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$510	$(998)	$(5,333)	$(2,274)
Dividend on Series X Convertible Preferred	(758)	-	(1,102)	-
Dividend on Series H Convertible Preferred	(223)	-	(223)	-
Deemed dividend for down round on Series H (See note 6)	(399)	-	(399)	-
Deemed contribution on repurchase of Preferred Series X	90	-	90	-
Deemed contribution (See note 6)	-	-	3,815	-
Net loss available to common stockholders	$(780)	$(998)	$(3,152)	$(2,274)

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	September 30, 2025	September 30, 2024
Stock options – employee and non-employee	$4,411	$202,650
Warrants	1,071,463	7,623,229
Total	$1,075,874	$7,828,879

The diluted loss per share equals basic loss per share in the three and nine months ended September 30, 2025, and 2024 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

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

The Company conducted the business through two primary operating segments: NanoVibronix and ENvue. NanoVibronix derives revenues from selling its products directly to patients as well as through distributor agreements. ENvue derives revenues from selling its Systems and Nasoenteral tubes and related services. Non-allocated administrative and other expenses are reflected in Corporate.

The Company’s chief executive officer is its chief operating decision maker (CODM), who allocates resources to and assesses the performance of each operating segment using information about the operating segment’s loss from operations.

Goodwill and Assets

	NanoVibronix	ENvue	Corporate	Total
Balance sheet at September 30, 2025:
Goodwill	$-	$38,631	$-	$38,631
Assets	$2,413	$51,970	$-	$54,383

Balance sheet at December 31, 2024:
Goodwill	-	-	-	-
Assets	$3,629	$-	$-	$3,629

Segment operating results

Nine months ended September 30, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$1,738	$503	$-	$2,241
Cost of revenues	1,062	656	-	1,718
Research and development	1,227	496	-	1,723
Selling and marketing	756	1,122	-	1,878
General and administrative	1,550	1,379	2,068	4,997
Total operating loss	$(2,857)	$(3,150)	$(2,068)	$(8,075)

Nine months ended September 30, 2024:	NanoVibronix	ENvue	Corporate	Total
Revenues	$2,114	$-	$-	$2,114
Cost of revenues	889	-	-	889
Research and development	557	-	-	557
Selling and marketing	545	-	-	545
General and administrative	2,335	-	-	2,335
Total operating loss	$(2,212)	$-	$-	$(2,212)

Three months ended September 30, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$371	$351	$-	$722
Cost of revenues	187	346	-	533
Research and development	44	177	-	221
Selling and marketing	431	381	-	812
General and administrative	323	577	503	1,403
Total operating loss	$(614)	$(1,131)	$(503)	$(2,247)

Three months ended September 30, 2024:	NanoVibronix	ENvue	Corporate	Total
Revenues	$376	$-	$-	$376
Cost of revenues	243	-	-	243
Research and development	249	-	-	249
Selling and marketing	181	-	-	181
General and administrative	673	-	-	673
Total operating loss	$(970)	$-	$-	$(970)

Geographic Information and Major Customer Data

The following is a summary of revenues within geographic areas:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States	$694	$349	$2,133	$2,047
Europe	8	8	25	8
Australia/New Zealand	20	7	59	21
Other	-	12	24	38
Total	$722	$376	$2,241	$2,114

For the three and nine months ended September 30, 2025, the Company generated approximately $219 and $616, respectively, in revenue from its largest customer, representing about 59% and 35% of total revenue for those periods. For the same periods in 2024, the Company’s largest customer accounted for approximately 24% and 38% of total revenue, respectively.

NOTE 12 – FAIR VALUE

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the nine months ended September 30, 2025, and 2024.

The following table presents changes in Level 3 asset and liability measured at fair value for the nine months ended September 30, 2025:

Warrants Liability
Balance – December 31, 2024	$-
Issuance – warrant liability	8,343
Fair Value adjustments – warrant liability	(4,613)
Balance – September 30, 2025	$3,730

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of September 30, 2025
	Level I	Level II	Level III	Total
Warrant liability	$-	-	3,730	3,730

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

As of September 30, 2025, the Company accrued the amount of the arbitration award to Protrade of approximately $2.2 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

NOTE 14 – RELATED PARTY TRANSACTION

Aurora Cassirer served as a member of the Company’s board of directors until her resignation effective April 1, 2025. During her tenure, Ms. Cassirer also served on the Audit Committee, the Nominating and Corporate Governance Committee, and the Compensation Committee. Her resignation was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices, or any other matter. Ms. Cassirer is an attorney but did not provide any legal services or legal advice to the Company during the period that she was a member of the board.

The firm FisherBroyles LLP handled all of the Company’s Protrade litigation and appeals through December 31, 2024. For the year ended December 31, 2024, the Company was not billed and did not pay any legal fees to FisherBroyles. On January 1, 2024, Ms. Cassirer and the lawyers responsible for handling the Company’s Protrade litigation left FisherBroyles to join the firm Pierson Ferdinand LLP, which since that date has currently been the sole firm handling all of the Company’s Protrade litigation and appeals. For the nine months ended September 30, 2025, and 2024, Pierson Ferdinand was paid $58 and $0, respectively, while Ms. Cassirer was a member of the board. As in prior years, Ms. Cassirer has not provided any legal services or legal advice to the Company.

On January 17, 2025, ENvue issued the Alpha Note in the aggregate principal amount of $2,497, to Alpha, which such Alpha Note was funded in several tranches, see note 9.

On February 13, 2025, the Company entered into a PIPE Purchase Agreement with Alpha, pursuant to which the Company sold in a private placement Debenture due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture), having the Principal Amount of $500. The closing of the Debenture Transaction occurred on February 14, 2025—see note 8.

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

On April 11, 2025, ENvue issued the April Note to Alpha in the principal amount of $360, together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025, and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bears interest at an annual rate equal to 8.0% and is payable “in kind” by adding such accrued interest to the April Note Principal Amount—see note 9.

On July 18, 2025, the Company entered into the July 2025 Purchase Agreement pursuant to which it agreed to sell to the July 2025 Investor (i) an aggregate of 8,889 shares of the Company’s newly-designated Series H Preferred Stock, initially convertible into up to 880,099 shares of common stock at an adjusted conversion price of $7.01 per share and the July 2025 Warrants to acquire up to an aggregate of 467,836 shares of common stock at an exercise price of $22.50.

Pursuant to the terms of the July 2025 Purchase Agreement, the Company has also issued 2,222 shares of Series H Preferred Stock with a total stated value of $2,222 and warrants to purchase up to 116,960 shares of common stock at an exercise price of $22.50 in a second closing—see note 6.

On September 16, 2025, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 74,114 shares of the Company’s common stock, and (ii) the September 2025 Pre-Funded Warrants to purchase up to 217,090 shares of common stock in the September 2025 Offering —see note 6.

NOTE 15 - SUBSEQUENT EVENTS

On October 30, 2025, the Second Closing of the July 2025 Private Placement was consummated—see note 6.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of NanoVibronix, Inc. and its subsidiaries (collectively, the “Company”) as of September 30, 2025, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2024, and for the year then ended, which are included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on September 30, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company and its subsidiaries.

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

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 3,318 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 12,526 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (iii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”).

Recent Developments

September 2025 Registered Direct Offering

On September 16, 2025, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 74,114 shares common stock and (ii) prefunded warrants to purchase up to 217,090 shares of common stock (the “September 2025 Pre-Funded Warrants”) in a registered direct offering pursuant to an effective shelf registration statement on Form S-3 (the “September 2025 Offering”). The offering price was $7.01 per share of common stock and $7.01 per September 2025 Pre-Funded Warrant, which is the price of each share of common stock sold in the September 2025 Offering, minus the $0.001 exercise price per September 2025 Pre-Funded Warrant. The net proceeds from the September 2025 Offering were approximately $1.88 million, after deducting placement agent fees and other offering expenses of $163.

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

Private Placement of Series H Preferred Stock

On July 18, 2025, we entered into a Securities Purchase Agreement (the “Series H Purchase Agreement”) with a certain institutional investor (the “Series H Investor”), pursuant to which it agreed to sell to the Series H Investor (i) an aggregate of 8,889 shares of our newly-designated Series H Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share (the “Stated Value”), initially convertible into up to 880,099 shares of our common stock, at an adjusted conversion price of $7.01 per share (the “Series H Preferred Stock”) pursuant to the Certificate of Preferences, Rights and Limitations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”) and (ii) warrants to acquire up to an aggregate of 467,836 shares of common stock (the “Series H Warrants”) at an exercise price of $22.50 (such closing, the “Series H Initial Closing”).

Pursuant to the terms of the Series H Purchase Agreement, we have also agreed to issue 2,222 shares of Series H Preferred Stock with a total stated value of $2,222 thousand and warrants to purchase up to 116,960 shares of common stock at an exercise price of $22.50 in a second closing which such second closing was consummated on October 30, 2025 (the “Second Closing”). Additionally, pursuant to the terms of the Series H Purchase Agreement, we have agreed that during the period ending 36 months from the effective date of the registration statement (the “Resale Registration Statement”) registering the resale of the shares of common stock underlying the Series H Preferred Stock and the Series H Warrants, the Series H Investor shall have the right, but no obligation, upon notice to us from time to time, to purchase up to an aggregate of $44,000 thousand stated value (representing 44,000 shares of Series H Preferred Stock and $39,600 thousand of subscription amount) of additional Series H Preferred Stock, which shall have identical terms to the Series H Preferred Stock issued at the Series H Initial Closing, except that the initial conversion price of such additional shares of Series H Preferred Stock shall be equal to 85% of the arithmetic average of the three (3) lowest VWAPs during the ten trading days prior to the date of the Series H Investor’s exercise of such right.

The Series H Initial Closing occurred on July 22, 2025. The aggregate gross proceeds from the Series H Initial Closing were $8 million, prior to deducting placement agent fees and other offering expenses payable by us.

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

The payments are typically due between 30 and 60 days.

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

In some of its contracts, the Company provides assurance type warranty services to its customers, in accordance with legal provisions or industry standards to ensure the quality of the products. As such, the Company recognizes a provision for warranties in its financial statements as applicable. As of September 30, 2025, the Company’s provision for warranty amounted to $64.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Consolidated Statements of Operations as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

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

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Revenues. For the three months ended September 30, 2025, and 2024, our revenues were approximately $722 thousand and $376 thousand, respectively, an increase of approximately 92%, or $346 thousand, between the periods. The increase in revenue is primarily attributable to the addition of sales from ENvue products, partially offset by a decline in sales of Nanovibronix products to its largest customer during the quarter.

For the three months ended September 30, 2025, and 2024, the portion of our revenues derived from our largest direct medical equipment distributor, Ultra Pain Products LLC, was 0% and 24%, respectively, and customers introduced by our largest sales representative was 30% and 29, respectively.

Gross Profit. For the three months ended September 30, 2025, and 2024, gross profit was approximately $189 thousand and $133 thousand, respectively, an increase of approximately 42% or $56 thousand. The increase in the gross profit was mainly due to the addition of the ENvue sales.

Gross profit as a percentage of revenues were approximately 26% and 35% for the three months ended September 30, 2025, and 2024, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the write off of $204 thousand of inventory and the amortization of technology of $123 thousand.

Research and Development Expenses. For the three months ended September 30, 2025, and 2024, research and development expenses were approximately $221 thousand and $249 thousand, respectively, a decrease of approximately 11%, or $28 thousand between the periods. This reduction was primarily due to the suspension of certain research and development activities during the period.

Research and development expenses as a percentage of total revenues were approximately 31% and 66% for the three months ended September 30, 2025, and 2024, respectively.

Our research and development expenses consist mainly of expenses related to subcontracting research and development and clinical trial activities, as well as payroll expenses to employees involved in research and development activities, and the associated facilities costs.

Selling and Marketing Expenses. For the three months ended September 30, 2025, and 2024, selling and marketing expenses were approximately $812 thousand and $181 thousand, respectively, an increase of approximately 349%, or $631 thousand between the periods. The increase was primarily due to the inclusion of ENvue’s operations following the ENvue Merger.

Selling and marketing expenses as a percentage of total revenues were approximately 112% and 48% for the three months ended September 30, 2025, and 2024, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended September 30, 2025, and 2024, general and administrative expenses were approximately $1,403 thousand and $673 thousand, respectively, an increase of approximately 108%, or $730 thousand between the periods. The increase was primarily due to the inclusion of ENvue’s operations following the ENvue Merger.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 194% and 179% for the three months ended September 30, 2025, and 2024, respectively.

Financial income, net. For the three months ended September 30, 2025, and 2024, financial income, net was approximately $2,845 thousand compared to $8 thousand, respectively, an increase of approximately $2,837 thousand between the periods mainly due to the change in fair value of warrant liability of $3,203 thousand, partially offset by $332 thousand in issuance costs related to the warrant liability.

Interest expense. For the three months ended September 30, 2025, and 2024, our interest expenses were $53 thousand and $33 thousand, respectively.

Income tax expenses. For the three months ended September 30, 2025, our income tax expenses were approximately $35 thousand as compared to $3 thousand in the three months ended September 30, 2024.

Net Income (Loss). Our net income for the three months ended September 30, 2025, increased by approximately $1,508 thousand, or 151%, to approximately $510 thousand, compared to a net loss of approximately $998 thousand for the same period in 2024. This increase was primarily due to the factors described above.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Revenues. For the nine months ended September 30, 2025, and 2024, our revenues were approximately $2,241 thousand and $2,114 thousand respectively, an increase of approximately 6%, or $127 thousand between the periods. The increase in revenue is primarily attributable to the addition of sales from ENvue products, partially offset by a decline in sales of Nanovibronix products to its largest customer during the quarter.

Gross Profit. For the nine months ended September 30, 2025, and 2024, gross profit was approximately $523 thousand and $1,225 thousand, respectively, a decrease of approximately 57% or $702 thousand. The decrease in gross profit was primarily driven by lower sales volumes of PainShield Plus, which has historically generated higher gross margins compared to the Company’s other products. In addition, gross margin was adversely impacted by inventory write-offs related to PainShield Plus, further contributing to the overall reduction in gross profit for the period.

Gross profit as a percentage of revenues was approximately 23% and 58% for the nine months ended September 30, 2025, and 2024, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the nine months ended September 30, 2025, and 2024, research and development expenses were approximately $1,723 thousand and $557 thousand, respectively, an increase of approximately 209%, or $1,166 thousand, between the periods. The increase was mainly due to the costs of our clinical trial test program with the University of Michigan of approximately $624 thousand and the inclusion of expenses from ENvue’s operations following the ENvue Merger of approximately $464 thousand.

Our research and development expenses consist mainly of payroll expenses to employees involved in research and development activities, stock-based compensation expenses, expenses related to subcontracting, patents application and registration, clinical trial and facilities expenses associated with and allocated to research and development activities.

Research and development expenses as a percentage of total revenues were approximately 77% and 26% for the nine months ended September 30, 2025 and 2024, respectively.

Selling and Marketing Expenses. For the nine months ended September 30, 2025, and 2024, selling and marketing expenses were approximately $1,878 thousand and $545 thousand, respectively, an increase of approximately 245%, or $1,333 thousand, between the periods. The increase was primarily due to the inclusion of $1,157 thousand of expenses from ENvue’s operations following the ENvue Merger.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, stock-based compensation expenses, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

Selling and marketing expenses as a percentage of total revenues were relatively steady totaling approximately 84% and 26% for the nine months ended September 30, 2025, and 2024, respectively.

General and Administrative Expenses. For the nine months ended September 30, 2025, and 2024, general and administrative expenses were approximately $4,997 thousand and $2,335 thousand, respectively, an increase of approximately 114%, or $2,662 thousand, between the periods. The increase was primarily due to professional fees incurred in connection with the ENvue Merger and the inclusion of $1,496 thousand of expenses from ENvue’s operations following the ENvue Merger.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 223% and 110% for the nine months ended September 30, 2025, and 2024, respectively.

Financial income, net. For the nine months ended September 30, 2025, and 2024, financial income, net was approximately $3,104 thousand compared to an expense of $53 thousand, respectively, an increase of approximately $3,051 thousand between the periods mainly due to the change in fair value of warrant liability of $4,613 thousand, partially offset by $1,420 thousand in professional fees related to the warrant liability.

Interest expense. For the nine months ended September 30, 2025, and 2024, interest expense was $250 thousand and $101 thousand, respectively. This primarily pertains to the amortization of debt discount on the Alpha loans (see note 9 to the consolidated condensed interim financial statements).

Income tax expenses. For the nine months ended September 30, 2025, and 2024, tax expenses were $112 thousand and $14 thousand, respectively.

Net loss. Our net loss for the nine months ended September 30, 2025, increased by approximately $3,059 thousand, or 135%, totaling approximately $5,333 thousand, compared to a net loss of approximately $2,274 thousand for the same period in 2024. This decrease in net loss was primarily due to the factors described above.

Liquidity and Capital Resources

Going Concern

As of September 30, 2025, the Company had incurred recurring losses and negative cash flows from operations and had an accumulated deficit of approximately $76.9 million. For the nine months ended September 30, 2025, the Company used approximately $6,696 thousand of cash in operating activities. During the same period, the Company received net proceeds of approximately $17.1 million from the issuance of common stock, preferred stock, and warrants, $2,000 thousand from a subscription payable, $1,300 thousand from the issuance of notes payable to a related party, $360 thousand from the issuance of a short-term loan payable, and $102 thousand from the exercise of options. These inflows were partially offset by $5,000 thousand used to repurchase certain shares of our Series X Preferred Stock, $1,300 thousand in payments of notes payable to a related party, and $1,777 thousand in payments of a short-term loan to a related party. As a result, the Company reported a cash balance of approximately $6,980 thousand as of September 30, 2025.

Because the Company does not have sufficient resources to fund its operation for the next twelve months from the date of the issuance of these unaudited interim condensed consolidated financial statements, management has substantial doubt regarding the Company’s ability to continue as a going concern. During the nine months ended September 30, 2025, we met our short-term liquidity requirements from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. We expect to continue to incur losses and negative flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we are able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of September 30, 2025, and we are not aware of any material trends in capital resources that would impact our business.

As of September 30, 2025, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Summary of Cash Flow

General. As of September 30, 2025, we had cash and cash equivalents of approximately $6,980 thousand, compared to approximately $752 thousand as of December 31, 2024. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $6,696 thousand for the nine months ended September 30, 2025, and approximately $1,968 thousand for the same period in 2024.

Cash provided in our investing activities was approximately $111 thousand and cash used in investing activities was $3 thousand for the nine months ended September 30, 2025, and 2024, respectively. Cash provided in the nine months ended September 30, 2025, is mainly from the cash acquired in the Merger.

Cash provided by financing activities during the nine months ended September 30, 2025 and 2024, was approximately $12.8 million and $1 thousand, respectively. This primarily resulted from net proceeds of $17.1 million from the issuance of common stock, preferred stock, and warrants, $2,000 thousand from proceeds of a tranche financing liability, $1,300 thousand from the issuance of notes payable to a related party, $360 thousand from the issuance of a short-term loan payable, and $102 thousand from the exercise of options. These inflows were partially offset by a $5,000 thousand repurchase of Series X Preferred Stock, payments of $1,300 thousand on notes payable to a related party, and $1,777 thousand on a short-term loan to a related party.

The Company’s future capital requirements and the adequacy of its available funds will depend on various factors, including the successful commercialization of its products, the development of future product offerings, and the impact of technological and competitive market developments.

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

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2024, filed with the SEC on March 31, 2025.

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

Risks Related to our Series H Preferred Stock

The Series H Certificate of Designations provides for the payment of cumulative dividends in shares of our common stock which will require us to have shares of common stock available to pay the dividends.

Each share of the Series H Preferred Stock is entitled to receive cumulative dividends at the rate per share of 9% per annum (as a percentage of the Stated Value per share), payable on each conversion date (with respect to only the shares of Series H Preferred Stock being converted), in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the conversion price then on effect in accordance with the terms of the Series H Certificate of Designations. As such, we may rely on having available shares of common stock to pay such dividends, which will result in dilution to our shareholders. If we do not have such available shares, we may not be able to satisfy our obligations as related to these dividends pursuant to the terms of the Series H Certificate of Designations.

The Series H Certificate of Designations contains certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our common stock, and make it difficult for us to raise additional capital.

Certain events, for example, a Dilutive Issuance (as defined in the Series H Certificate of Designations) may reduce the conversion price of the Series H Preferred Stock, which in turn may lead to further dilution to the holders of our common stock. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their common stock, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the shares of Series H Preferred Stock and the Series H Warrants remain outstanding.

Under the Series H Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The Series H Purchase Agreement contains, among others, the following restrictive covenants: (A) from the date of the Series H Purchase Agreement until 90 days after the Stockholder Approval Date (as defined in the Series H Purchase Agreement), we shall not (i) issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of common stock or common stock equivalents or (ii) file any registration statement or any amendment or supplement thereto, in each case other than as contemplated pursuant to the Series H Purchase Agreement and (B) until the one year anniversary of the date of the Series H Initial Closing, we shall be prohibited from entering into any variable rate transactions, subject to certain exceptions.

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Series H Purchase Agreement, or we may be forced to seek a waiver from the investor party to the Series H Purchase Agreement, which such investor is not obligated to grant to us.

Additionally, the Series H Purchase Agreement requires us to hold a meeting of our stockholders at the earliest practicable date to seek the Stockholder Approval and to hold a meeting every four months thereafter to seek the Stockholder Approval if such approval is not obtained at the initial meeting until the earlier of the date the Stockholder Approval is obtained or the Series H Preferred Stock is no longer outstanding, which may be time consuming and costly.

Risks Related to our Prior Independent Registered Public Accounting Firm

We may incur material expenses or delays in financings or SEC filings due to the dismissal of our prior independent registered public accounting firm, Zwick CPA, PLLC, and our stock price and access to the capital markets may be affected.

As a public company, we are required to file financial statements with the SEC that are audited or reviewed, as applicable, by an independent registered public accounting firm. In August 2025, following discussions with Zwick CPA, PLLC (“Zwick”) regarding potential proceedings that could be instituted against them, which may result in their suspension or bar from appearing or practicing before the SEC as an independent registered public accounting firm, we were notified by Zwick that they could no longer continue to serve as our independent registered public accounting firm for purposes of providing audited financial statements in compliance with SEC rules. Our access to the capital markets, and our ability to make timely SEC filings, has depended in the past and will continue to depend on having financial statements audited or reviewed by an independent registered public accounting firm.

As of the date of this prospectus, no formal proceedings have been brought against Zwick. We understand that any such proceedings are not expected to question the services previously provided by Zwick to the company. However, if proceedings are initiated and actions are taken against Zwick, we anticipate that the PCAOB may determine that investors cannot rely on Zwick’s audit reports or the financial statements audited by Zwick for the years ended December 31, 2024, and 2023, or on Zwick to provide customary deliverables such as consents or comfort letters in connection with financings or other transactions. While a revocation of Zwick’s registration would not, in and of itself, affect the validity of Zwick’s previously issued audit reports, the absence of their consent could require us to have our financial statements for prior years re-audited by our current independent registered public accounting firm. This could result in significant delays, additional costs, and other complications in connection with financings or other transactions. Any delay in or inability to access the public capital markets could disrupt our operations and adversely affect the price and liquidity of our securities.

In addition, any negative developments concerning potential proceedings against Zwick may adversely affect investor confidence in companies that were previously audited by Zwick. These factors could materially and adversely affect the market price of our common stock and our ability to access the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 30, 2025, the Second Closing of the July 2025 Private Placement was consummated. In the Second Closing, an aggregate of 2,222 shares of Series H Preferred Stock and warrants to purchase up to 116,960 shares of common stock at an exercise price of $22.50 per share were issued for aggregate gross proceeds of $2.2 million, prior to deducting fees and offering expenses payable by the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Correction to Certificate of Designation of the Preferences, Rights and Limitations of Series G Convertible Preferred Stock, dated July 8, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 9, 2025).
3.2	Certificate of Designation of the Preferences, Rights and Limitations of Series H Convertible Preferred Stock, filed July 18, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 22, 2025).
4.1	Form of Warrant dated July 22, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2025).
4.2	Form of Pre-Funded Warrant dated September 17, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 17, 2025).
10.1	Guaranty, dated as of April 11, 2025, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on April 11, 2025).
10.2	Form of Securities Purchase Agreement, dated as of July 18, 2025, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2025).
10.3	Amended and Restated Employment Agreement, dated as of August 11, 2025, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2025)
10.4	Form of Securities Purchase Agreement, dated September 17, 2025, by and between the Company and the purchaser thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2025).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANOVIBRONIX, INC.

Date: November 14, 2025	By:	/s/ Doron Besser, M.D.
	Name:	Doron Besser, M.D.
	Title:	Chief Executive Officer

Date: November 14, 2025	By:	/s/ Stephen Brown
	Name:	Stephen Brown
	Title:	Chief Financial Officer

