Form 10-K
period 2025-12-31
ENvue Medical, Inc.
filed 2026-04-15
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission File Number: 001-36445

ENvue Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

969 Pruitt Ave Tyler, Texas	77569
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	FEED	NASDAQ Capital Market

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

The aggregate market value of voting stock held by non-affiliates as of June 30, 2025, the last business day of the registrant’s most recently completed second quarter and based on the closing price of the registrant’s common stock as reported on the Nasdaq Capital Market, was approximately $7.3 Million.

The number of shares outstanding of the registrant’s common stock as of April 15, 2026, was 3,700,908 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

EXPLANATORY NOTE

On February 14, 2025, subsequent to the end of the fiscal year ended December 31, 2024, the fiscal year to which this Annual Report on Form 10-K relates and as further described herein, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among ENvue Medical, Inc. (formerly NanoVibronix, Inc.) (the “Company”) NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub I”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings LLC (“Predecessor ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary of the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.”

ii

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

iii

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

Unless the context otherwise indicates or requires, the terms “we,” “our,” “us,”, “ENvue”, “NanoVibronix,” and the “Company,” as used in this Annual Report on Form 10-K, refer to ENvue Medical, Inc. and its subsidiaries as a combined entity, except where otherwise stated or where it is clear that the terms mean only ENvue Medical, Inc. exclusive of its subsidiaries.

Trademarks

We have proprietary rights to certain trademarks used in this Annual Report on Form 10-K that are important to our business, some of which are registered under applicable intellectual property laws, including but not limited to UroShield™, PainShield™ MD, PainShield™ Plus, WoundShield™, UroShield®, PainShield®, PainShield Plus®, WoundShield®, UroShield®, NanoVibronix®, ENvue Medical, ENsump, ENvue, ENgat, ENvue (wordmark and logo), and ENvue’s logo in key countries, including the U.S., Europe, and China.

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

iv

PART I

ITEM 1. BUSINESS

Overview

ENvue Medical, Inc. (the “Company”), formerly known as NanoVibronix, Inc., was incorporated as a Delaware corporation in October 2003. In December 2025, the Company changed its name from NanoVibronix, Inc. to ENvue Medical, Inc. Prior to such a name change, on February 14, 2025, the Company consummated and completed its merger (the “Merger”) pursuant to the Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), as further described herein. Following the consummation of the Merger, the Company conducts its operations through two wholly-owned subsidiaries: (i) NanoVibronix Ltd. (“Nano OpCo”), a private company incorporated under the laws of the State of Israel, which focuses on non-invasive, biological response-activating medical devices targeting biofilm prevention and pain therapy, designed for home use without the need for medical professional assistance; and (ii) ENvue Medical Holdings LLC, a Delaware limited liability company, which is a medical device company engaged in the research, development, production, marketing, and sale of medical devices in the field of enteral feeding, currently in the initial growth stage of commercialization. Further descriptions of each business division, their respective products, and business models are set forth below.

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

2025 Reverse Stock Splits

On March 12, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-11 reverse stock split of the shares of its common stock either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (Delaware time) on March 13, 2025 (the “March 2025 Reverse Stock Split”).

On August 8, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the shares of its common stock either issued and outstanding or held by the Company as treasury stock, effective as of 4:05 p.m. (Delaware time) on August 11, 2025 (the “August 2025 Reverse Stock Split” and together with the March 2025 Reverse Stock Split, the “Reverse Stock Splits”).

ENvue’s Business

ENvue is a medical device company engaged in the research, development, production, marketing, and sale of medical devices in the field of enteral feeding and is in the growth stage of commercializing its products. Guided by its mission to be an innovation leader in the field of enteral feeding, ENvue is focused on improving patient outcomes across the continuum of care, encompassing the development of advanced, personalized navigation solutions, responding to the challenges of the ever-hanging healthcare environment, while continuously focusing on the customer. The medical device marketed and sold by ENvue is the FDA 510(k)-cleared ENvue System, which assists in the insertion of a feeding tube into the digestive system of patients requiring nutrition during hospitalization through intra-body navigation (the “ENvue System”).

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

In February 2019, ENvue received 510(k) market clearance from U.S. Food and Drug Administration for the commercial marketing and sale of the ENvue System in the United States for use in adults (aged 22 and over)1. During the first quarter of 2020, ENvue began marketing and selling the ENvue System and its dedicated feeding tubes, and it is currently in the initial growth commercialization phase of these products in the U.S.

1 According to FDA guidelines, an adult is defined as a person who is 22 years of age or older.

ENvue Strategy

ENvue’s strategy is focused on improving the safety, efficiency, and reliability of enteral feeding tube placement and management through the development and commercialization of navigation-enabled medical devices and related disposable products. The Company is developing a platform intended to assist clinicians in the real-time placement and verification of enteral feeding tubes, addressing longstanding clinical challenges associated with traditional placement methods that may rely on blind insertion techniques and subsequent confirmation procedures.

The Company’s current commercial efforts are primarily focused on the United States acute care hospital market. ENvue is in the growth commercialization phase of the ENvue System, a navigation platform designed to provide clinicians with real-time guidance during feeding tube placement. The system is used in conjunction with proprietary disposable enteral feeding tubes designed to integrate with the platform.

In addition to feeding tubes, the Company offers enteral feeding accessories, including syringes and other related products intended to support enteral feeding procedures. The Company’s business model includes the sale of the navigation system together with recurring sales of disposable products used in connection with clinical procedures.

As of the date of this Annual Report on Form 10-K, ENvue has established commercial engagements with multiple hospitals in the United States for the evaluation, implementation, and clinical use of the ENvue System and related disposable enteral feeding tubes and accessories. The Company’s commercialization strategy includes expanding its sales, marketing, and clinical education activities to support increased adoption of the system and its associated disposable products across hospital intensive care units and other clinical settings where enteral feeding procedures are performed.

Over time, the Company intends to broaden the capabilities of its navigation platform and expand its product portfolio to address additional clinical applications related to enteral access and other intrabody navigation procedures. In addition, ENvue may seek to expand its commercialization activities into additional international markets, subject to obtaining applicable regulatory approvals and establishing appropriate distribution and commercialization infrastructure.

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

As part of its operations ENvue has marketed the ENvue System to its customers and continuously supplied them with consumable feeding tubes, which are designed for use exclusively with the system. At the beginning of 2020, ENvue began marketing the system and feeding tubes to hospitals in the United States, following the FDA clearance received in February 2019 for marketing the product in this territory for adults (aged 22 and older) only.

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

ENvue Feeding Tube and System for Use in Children and Preterm Infants

This is a navigation system with dedicated feeding tubes of smaller diameters, designed for use in children and preterm infants. ENvue has completed the initial product development process and will begin preparations for conducting a clinical trial as part of the FDA clearance process.

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

ENfit Compatible Syringes

In January 2026, ENvue announced the launch of ENfit compatible syringes designed for use with the ENvue System and enteral feeding tube placements. ENfit is the internationally recognized connector standard (ISO 80369-3) developed to reduce the risk of misconnections between enteral feeding devices and non-enteral lines. The ENfit compatible syringes are designed to work seamlessly with ENfit-compliant enteral feeding tubes and connectors, supporting safe and accurate delivery of nutrition, hydration, and medications to patients requiring enteral access. The Company believes the introduction of ENfit compatible syringes represents a meaningful expansion of its product portfolio and supports its broader commercial strategy of providing a comprehensive enteral feeding solution to acute care hospitals in the United States. In January 2026, ENvue signed a distribution agreement with U-Deliver, a U.S. based supplier of enteral feeding supplies, to distribute ENvue’s ENFit compatible syringes through non-acute care channels nationwide. The syringes are available over the counter in four sizes (2.5 mL, 5 mL, 10 mL, and 60 mL), meet ISO 80369-3 global standards, and are designed for reuse for up to seven days or 20 uses. Distribution is through U-Deliver’s website, Amazon storefront, and wholesale channels, targeting home care and long-term care patients and caregivers. The agreement represents ENvue’s first commercial step into non-acute care channels, complementing its existing acute care hospital business.

Robotic Arm (ENvue Drive)

During the year, the Company initiated development of a next-generation robotic platform within its ENvue Medical division, referred to as ENvue Drive™, intended to automate aspects of electromagnetic navigation for enteral and vascular access procedures at the bedside. The platform is being designed to integrate with the Company’s existing electromagnetic guidance technology used for enteral feeding tube placement and is intended to support clinician alignment and positional stability during procedures. The system is currently in the preclinical development phase and has not been submitted to the U.S. Food and Drug Administration (FDA) for regulatory clearance. Development timelines and commercialization remain subject to engineering progress and applicable regulatory approvals.

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

Description of Key Terms of Engagement with End Customers

ENvue’s agreements with its customers for the supply of the single-use-only ENvue Medical Enteral Feeding Tubes (EFTs) based on purchase orders placed by the customer according to their needs, under terms outlined below. It should be noted that ENvue’s EFT is specifically designed for use with the ENvue System. Per the FDA clearance for the ENvue System, which includes ENvue’s EFT, the system cannot be used without this tube.

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

EnVue Sales and Marketing

ENvue is continuously working to build awareness of its products among hospitals and the U.S. medical community in several ways, the main ones being detailed below:

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

The global enteral feeding devices market size was valued at $4.62 billion in 2025  (Enteral Feeding Devices Market Trends; Grand View Research; available at: https://www.grandviewresearch.com/industry-analysis/enteral-feeding-devices-industry “Grand View Research”). It is estimated that the market will grow at an annual rate (CAGR) (hereinafter: the “Growth Rate”) of approximately 5.86% (about 4.4% in the USA) from 2024 to 2030, with the total market value expected to reach approximately $7.19 billion by 2030 (Grand View Research).

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

See the link: https://patientsafetymovement.org/clinical/enteral-tube-safety/enteral-tube-safety-nasogastric-tube-ngt-placement-and-verification And also: https://patientsafetyj.com/index.php/patientsaf/article/view/misplaced-nasogastric-tubes

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

https://patientsafetymovement.org/clinical/enteral-tube-safety/enteral-tube-safety-nasogastric-tube-ngt-placement-and-verification And also: https://patientsafetyj.com/index.php/patientsaf/article/view/misplaced-nasogastric-tubes

Competition for ENvue System

ENvue industry is competitive and has been evolving rapidly with the introduction of new products and technologies as well as the market activities of industry participants. The ENvue System is indicated for use in adults 22 and over years of age to aid qualified operators in the placement of the ENvue Medical Enteral Feeding Tube of 8 Fr, 10 Fr, and 12 Fr into the stomach or small intestine of adult patients requiring enteral feeding. ENvue competes against other companies that have developed similar devices in the market for enteral feeding devices for hospitalized patients needing nutritional support.

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

	ENvue System	IRIS Kangaroo Feeding Tube	Cortrak 2 Enteral Access System
	ENvue	Cardinal Health	Avanos Medical[3]
Product Features and Usage	A navigation system based on electromagnetic technology used to assist in the efficient, safe, and quick insertion of a dedicated feeding tube into patients, with real-time tracking of the tube’s insertion path and immediate alerts for incorrect insertion paths.	A feeding tube platform incorporating camera-based visualization technology intended to assist with tube advancement and placement The product has been in use since 2014.

A feeding tube with an electromagnetic component installed at the end, which emits electromagnetic waves to a device placed on the patient, located in the Xiphoid Process area. This device receives the waves and displays the tube’s position on a monitor. The product has been in use for approximately 20 years.

3 To the best of ENvue’s knowledge, Avanos Medical acquired the product in 2016.

Market share data for products in this category is not publicly available to our knowledge, and we therefore cannot reliably estimate comparative market share.

Competitive Considerations

IRIS Kangaroo utilizes camera-based visualization. As with any imaging-based system, performance may depend on factors such as image quality, field of view, patient conditions, operator training, and workflow integration. Certain customers may prefer alternative technologies depending on their staffing models, procedural preferences, and institutional requirements.

The second product, Cortrak, is based on electromagnetic technology. This device displays the feeding tube insertion path in real-time and allows the operator to navigate the tube into the digestive system. Preliminary studies have shown that inserting a feeding tube in this way may reduce the need for X-rays (Hemington-Gorse, S. J., et al. “The use of the Cortrak Enteral Access System™ for post-pyloric (PP) feeding tube placement in a Burns Intensive Care Unit.” Burns 37.2 (2011): 277-280; Koopmann 2011). Customer preferences may vary based on installed base, familiarity, training pathways, clinical protocols, purchasing agreements, and institutional experience. To the best of ENvue’s knowledge, the ENvue System is technologically distinct from the Cortrak device in several respects, including: (1) performing a registration to the patient’s body that allows for the display of the patient-specific chest contour according to individual dimensions on the system screen; (2) providing a graphical and textual alert for feeding tube entry into the patient’s airway; (3) using the patient’s anatomical landmarks for the navigation process; (4) additional sensors that enable accurate insertion of the feeding tube even if the patient moves (without the need to place a device on the patient’s body); (5) a sensor embedded within the feeding tube; (6) three simultaneous vies; and (7) responsive real time display of the tube tip pathway (40 image per second refresh rate) and more. The relevance of any particular feature may vary by customer, use environment, and clinical practice.

Regulatory and Market Events Involving Competing Products

The competitive environment may be influenced by regulatory actions, safety communications, recalls, published studies, professional guidance, and evolving standards of care affecting products in our market.

In January 2018, the U.S. Food and Drug Administration (“FDA”) issued a letter to healthcare providers regarding feeding tube placement systems following reports of cases in which feeding tubes were placed into the lungs despite device indications of gastric placement. Among other things, the FDA stated that device output should not be relied upon as the sole method of confirming feeding tube position. The communication did not prohibit the sale or use of the affected product. Public safety communications of this nature may affect customer perceptions, purchasing criteria, training requirements, and market adoption dynamics.4

In March 2022, Avanos Medical issued field correction notices relating to the CORTRAK 2 Enteral Access System. On May 13, 2022, the FDA classified that action as a Class I recall, the most serious type of recall classification, noting that incorrect placement of nasogastric or nasoenteric tubes could lead to serious injury or death. We cannot predict the extent to which any such event involving a competing product may benefit us, harm us, or have no material effect on our business. Competing products may remain available and continue to be used notwithstanding such events.5

4 U.S. Food and Drugs Administration: Feeding Tube Placement Systems: Letter to Health Care Providers (January 2018), available at: https://www.fda.gov/medical-devices/letters-health-care-providers/feeding-tube-placement-systems-letter-health-care-providers

5 U.S. Food and Drug Administration, Medical Device Recall Database, CORTRAK 2 Enteral Access System, Class I Recall Classification posted May 13, 2022, available at:https://www.accessdata.fda.gov/scripts/cdrh/cfdocs/cfres/res.cfm?id=193098

Additionally, on March 21, 2022, Avanos Medical initiated a voluntary recall of the Cortrak device, issuing a field correction notice to customers. The FDA subsequently classified the recall as Class I — the most serious type of recall — on May 13, 2022, noting that incorrect placement of nasogastric or nasoenteric tubes using the device could lead to serious injury or death.

Pricing and Economic Competition

Traditional blind-placement methods may involve lower direct product costs than technology-assisted placement systems. However, customers evaluate products using a range of factors beyond unit price, including workflow efficiency, staffing requirements, training burden, confirmation procedures, clinical confidence, patient safety considerations, total cost of care, and institutional protocols.

Competing technology-assisted systems may be priced similarly to, above, or below our offerings depending on configuration, purchasing volume, contracting arrangements, and geography. Pricing pressure, bundled purchasing strategies, group purchasing contracts, distributor leverage, and competitor discounting could adversely affect our ability to grow revenue or maintain margins.

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

EnVue estimates that the ENvue System it developed provides it with a competitive advantage over other products available in the market, as well as the quality of the products and services it provides, and its intellectual property protected by patents. The factors strengthening ENvue’s competitive position are described in further detail below:

(1)	Technological Capability and Unique Operating Method of ENvue’s Product: The ENvue System has an advantage over competing products by providing a stable real-time image of the patient’s body, regardless of patient and/or device movements. It also does not require special expertise and can be operated by a trained care provider. These advantages pose a challenge for competitors who struggle to achieve the same level of reliability and stability in products and services in the field of activity, including the unique and effective electromagnetic navigation method, which is partly patented.

(2)	Significant Technological Improvement Compared to Existing Methods: We believe our platform addresses important customer needs relating to bedside workflow, procedural efficiency, and confidence during placement procedures. Actual outcomes may vary by institution, operator training, patient population, and clinical practice.

(3)	Skilled and Experienced Workforce: Our personnel bring experience across engineering, operations, commercialization, regulatory affairs, and customer support. We believe this cross-functional capability supports continued growth and execution.

(4)

Intellectual Property: We maintain patents, trademarks, know-how, and other proprietary rights in multiple jurisdictions. We believe our intellectual property portfolio supports our competitive positioning, although there can be no assurance that such protections will prevent competition or provide a material commercial advantage.

Nano OpCo’s Business

Nano OpCo’s primary products, which are in various stages of clinical and market development, currently consist of:

●

PainShield, a patch based therapeutic ultrasound technology designed to treat pain, muscle spasms and joint contractures by delivering localized ultrasound energy that promotes pain relief and supports soft tissue healing in targeted areas, including PainShield MD, a single use patch-based device utilizing this technology.

●	UroShield, an ultrasound-based product that is designed to prevent bacterial colonization and biofilm in urinary catheters, increase antibiotic efficacy and decrease pain and discomfort associated with urinary catheter use. It is currently being marketed in Europe under a CE mark.

Each of PainShield and UroShield employs a small disposable transducer that transmits low frequency, low intensity ultrasound acoustic waves designed to support tissue repair and regeneration of musculoskeletal and vascular structures. The technology is also intended to decrease biofilm formation, reduce catheter blockage, and alleviate pain associated with urinary catheters, while potentially reducing the incidence of catheter associated urinary tract infections.

Through their size, effectiveness and ease of use, these products are intended to eliminate the need for technicians and medical personnel to manually administer ultrasound treatment using large transducers, thereby promoting patient independence and enabling more cost effective home based care.

PainShield MD is currently cleared for marketing in the United States by the FDA. Both PainShield and UroShield have CE Mark approval in the European Union and hold regulatory certification permitting commercial sale in Israel.

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

With respect to UroShield, which may be used in a clinical and home setting, we currently have reimbursement in the United Kingdom - The NHS Drug Tariff Part IX establishes a direct, prescription-based reimbursement pathway, for the UroShield® Kit (November 2025), which is used in conjunction with the UroShield® Actuator that was previously included in the NHS Drug Tariff Part IX in the UK in 2023, and throughout the VA system. We are seeking reimbursement codes for use of our products in the markets in which we have regulatory authority, including the United States, to sell such products. Our current ongoing research and planned research may facilitate our ability to obtain reimbursement codes, but there is no guarantee that we will be successful in obtaining such codes quickly, or at all.

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

Nano OpCo’s products are intended to be distributed directly by either the dedicated sales force, independent distributors, and potential licensees. Distributor cost is discounted to account for their intended margins, based upon purchase volumes and/or periodic purchase commitments, with the disposable transducer sold and distributed in the same fashion. We currently have an established distributor network and are implementing certain criteria within such network to ensure the appropriate assignment of a distributor or licensee.

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

Our proprietary PainShield technology consists of a small, thin (1 millimeter) transducer that is capable of transmitting ultrasonic acoustic waves onto treatment surfaces with a radius of up to 10 centimeters beyond the transducer. This technology allows us to treat pain by securing our transducers to the skin with a separate adhesive patch, thereby eliminating the need for technicians and medical personnel to manually administer ultrasound therapy, which should reduce the cost of therapy. Moreover, we believe that, based upon the body of evidence, the delivery of ultrasound through our portable devices may provide a competitive advantage over other existing therapies marketed for similar intended use(s) (e.g., to treat pain associated with muscle, tendon, and contractures), as our technology is positioned to directly target the affected areas of the body within the scope of the applicable FDA clearance.

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

Nano OpCo’s Products

Product Design, Packaging, Identity

We currently complete assembly in our facilities in Israel and planning to move manufacturing to a Contract Manufacturer located in the US. Even though our ability to assemble our products has not been affected by the current political environment, we cannot predict if future events may cause delays. Our 2025 production run established an ample supply of devices and monthly disposable kits. The completed products can be used as a platform for either PainShield or UroShield.

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

In November 2025 the UroShield® Kit has been added to the UK National Health Service (NHS) Drug Tariff Part IX, enabling nationwide prescription reimbursement across the UK.

The NHS Drug Tariff Part IX establishes a direct, prescription-based reimbursement pathway, significantly expanding access for the UroShield® Kit, which is used in conjunction with the UroShield® Actuator that was previously included in the NHS Drug Tariff Part IX in the UK in 2023, across community and hospital care settings.

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

1.	Market for UroShield

A urinary tract infection (UTI) is defined by the Centers for Disease Control and Prevention (CDC) as an infection involving any part of the urinary system, including the urethra, bladder, ureters, and kidney (CDC, 2024). UTIs remain the most common type of healthcare-associated infection (HAI) reported to the National Healthcare Safety Network (NHSN), and catheter-associated UTI (CAUTI) continues to account for the largest share of HAIs in both hospital and long-term care settings.

Among UTIs acquired in hospital settings, approximately 75% are linked to an indwelling urinary catheter. An estimated 15–25% of hospitalized patients will have an indwelling catheter at some point during their stay, and approximately 7% of nursing home residents are managed via long-term catheterization (CDC, 2024).

2.	Current Epidemiology (2023–2025)

Metric	Current Data (2023–2025)
CAUTI share of all HAIs	~26–30% of all reported HAIs (NHSN 2023)
ICU CAUTI rate	~0.9–1.4 per 1,000 catheter-days (NHSN 2023)
Non-ICU CAUTI rate	~0.5–0.9 per 1,000 catheter-days (NHSN 2023)
Patients with catheter during stay	15–25% of all hospital admissions
Nursing home catheter prevalence	~7% of residents (long-term catheterization)
Daily bacteriuria risk (catheterized)	3–10% per day; ~25% at 7 days
Bacteriuria at >30 days catheterization	Virtually 100%
CAUTI-related bacteremia (acute care)	~17–20% of healthcare-acquired bacteremia
CAUTI-related bacteremia (long-term care)	~50% of healthcare-acquired bacteremia

3.	Pathophysiology

CAUTI occurs because urethral catheters inoculate organisms into the bladder and promote colonization by providing a surface for biofilm formation and causing mucosal irritation (Maki & Tambyah, 2001). The extraluminal route (migration of organisms along the catheter-meatus interface) is responsible for the majority of early infections, while the intraluminal route becomes more significant with longer catheter dwell time.

The most common causative organisms identified in recent NHSN surveillance (2015–2022) include (Weiner-Lastinger et al., 2021):

●	Escherichia coli (~21%)
●	Candida spp. (~18–21%)
●	Klebsiella pneumoniae (~11%)
●	Enterococcus spp. (~10%)
●	Pseudomonas aeruginosa (~8%)

Of note, the proportion of antimicrobial-resistant pathogens causing CAUTI has risen, with ESBL-producing organisms and fluconazole-resistant Candida species now representing a growing clinical challenge (Weiner-Lastinger et al., 2021).

4. Economic and Healthcare Burden (Updated)

4.1 Cost per CAUTI Episode

The economic burden of CAUTI has been re-evaluated in multiple recent analyses. The cost per CAUTI episode attributable to the catheter ranges broadly depending on complexity, but current estimates are (AHRQ, 2023; Mitchell et al., 2023):

●	Simple CAUTI (uncomplicated): $896–$2,836 per episode in attributable costs
●	CAUTI with secondary bacteremia: $13,793–$32,000+ per episode, reflecting increased LOS and treatment costs
●	Total annual US burden: estimated at $340 million to $450 million annually

4.2 Global Catheter Market (2025 Data)

The global urinary catheter market was valued at approximately USD 4.5–5.2 billion in 2023 and is projected to reach USD 7.0–8.5 billion by 2030, growing at a CAGR of approximately 6.5–8.2% (Grand View Research, 2023-2024). This revision reflects updated segmentation methodology separating urinary catheters from the broader catheter market reported in earlier analyses.

In the United States, approximately 30 million urinary catheterization procedures occur annually (including both intermittent and indwelling), with Foley catheter usage estimated at 20–25 million units per year. Global Foley catheter sales are estimated at 80–100 million units annually (Grand View Research, 2023-2024).

Key growth drivers include the aging global population, rising prevalence of urological disorders and diabetes, expanded ambulatory surgical procedures, and growing adoption of antimicrobial/anti-biofilm catheters.

5. Current Prevention Guidelines (2023–2025)

The most current CAUTI prevention guidance comes from a 2023 joint update by the Society for Healthcare Epidemiology of America (SHEA), the Infectious Diseases Society of America (IDSA), and the Association for Professionals in Infection Control and Epidemiology (APIC) (Lo et al., 2023). Key recommendations include:

5.1 Appropriate Catheter Use (Indication-Based)

●	Insert catheters only for appropriate indications; avoid use for incontinence management alone.
●	Implement real-time nursing-driven catheter removal protocols (“CAUTI bundles”).
●	Consider alternatives: condom/external catheters for males, intermittent catheterization, and absorbent products.

5.2 Insertion and Maintenance

●	Maintain a sterile, closed drainage system at all times.
●	Ensure unobstructed urine flow; keep bag below bladder level.
●	Perform hand hygiene before and after any catheter manipulation.
●	Routine catheter replacement is NOT recommended on a fixed schedule; replace only if obstruction or contamination occurs.

5.3 Technology Interventions

●	Antimicrobial catheters (silver-alloy or nitrofurazone-coated): recommended for short-term use in high-risk settings, though evidence for long-term benefit is mixed (Lo et al., 2023).
●	Electronic reminder and stop-order systems are strongly recommended as system-level interventions to reduce unnecessary catheter days (Lo et al., 2023).
●	Novel anti-biofilm coatings (e.g., hydrophilic polymer coatings, bacteriophage-based coatings) are in clinical trial phases as of 2024–2025.

6. CMS / Reimbursement Policy (Current Status)

Since October 1, 2008, the Centers for Medicare & Medicaid Services (CMS) has not reimbursed hospitals for the additional costs associated with CAUTI when it was not present on admission (POA). CAUTI is classified as a Hospital-Acquired Condition (HAC) (CMS, 2025).

As of 2025, additional enforcement mechanisms are active:

●	HAC Reduction Program (HACRP): Hospitals in the worst-performing quartile for HAC rates (including CAUTI) receive a 1% reduction in Medicare payments. This program has been in place since FY2015 and continues to be enforced annually (CMS, 2025).
●	Hospital Value-Based Purchasing (HVBP): CAUTI rates are a scored domain, directly affecting hospital reimbursement rates (CMS, 2025).
●	CMS Star Ratings: CAUTI rates factor into CMS Hospital Compare star ratings, creating reputational and referral-based financial incentives beyond direct reimbursement.

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

UroShield has been designed to be added to any type of catheter, including Foley catheters and silver-coated catheters, to improve a catheter’s infection prevention performance. However, in the United States, we do not have the requisite regulatory authorization to market UroShield for such use, as we have not yet obtained FDA clearance or approval for UroShield. UroShield is not intended to replace any existing products or technologies, but instead is intended to assist these existing products or technologies in preventing catheter-acquired urinary injury and catheter associated complications.

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

The company is continuing to assess the route for FDA clearance/approval.

UroShield Sales and Marketing

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

Regulatory Strategy

PainShield received 510(k) clearance from the FDA in August 2008 as an ultrasonic diathermy device intended to apply ultrasonic energy to generate deep heat within body tissues for the treatment of selected medical conditions, such as relief of pain, muscle spasms, and joint contractures. PainShield received CE Mark approval in July 2008.

In the United States, a prescription from a licensed healthcare practitioner is required for the use of PainShield.

PainShield Plus, also referred to as the PainShield MD Plus, is a dual applicator device that received FDA 510(k) clearance in November 2022. We discontinued future sales of PainShield Plus following self-identification of certain inaccuracies in the 2022 510(k) application for the PainShield Plus product. At the time we discontinued sales of PainShield Plus, we were unaware of any safety issue related to the device, and we remain unaware of any such issues.

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

PainShield Sales and Marketing

PainShield was introduced in 2009 as a treatment for pain, such as tendonitis, sports injuries, pelvic pain, and neurologic pain, depending on the scope of the approval or clearance from each applicable jurisdiction, and we have sold over 8,000 units since its introduction. We currently maintain distribution agreements in the United States for the distribution of PainShield and continue to enhance our marketing efforts both domestically and internationally to expand additional licensing and private label partnerships.

For a discussion of the FDA approval process applicable to our products, as well as the regulation of our products generally, see “—Government Regulation” below.

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

Effective as of January 2020, CMS approval for Medicare reimbursement was added through Healthcare Common Procedure Coding System code K1004. We continue to work toward a favorable reimbursement rate with outside legal counsel and reimbursement consultants.

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

These patents are directed to our proprietary surface acoustic wave (SAW) technology, including our commercialized PAINSHIELD, WOUNDSHIELD, and UROSHIELD devices and the previously commercialized PAINSHIELD PLUS. Specifically, the patents provide for methods of generating SAW on surfaces of indwelling medical devices and to topical and urological applications therefor, for alleviating pain and for wound healing, and for preventing formation of bacterial biofilms on catheters.

In addition to the above patents, our pending patent applications are representative of our ongoing efforts to broaden our portfolio as we continue to develop new applications for our ultrasound technology. Pending patent applications related to UROSHIELD devices are directed to Multiple Frequency Surface Acoustic Waves for Internal Medical Device (US Patent Application number 19/163,046) and System, Device, and Method for Mitigating Bacterial Biofilms Associated with Indwelling Medical Devices,) US Patent Application number 17/646,715, in restoration process). This patent application covers the next generation of UROSHIELD devices operating at multiple frequencies and devices which are compatible in portable and wireless systems.

Pending patent applications related to PAINSHIELD, PAINSHIELD PLUS, WOUNDSHIELD devices are directed to Transdermal Patch of a Portable Ultrasound-Generating System for Improved Delivery of Therapeutic Agents and Associated Methods of Treatment (US Patent Application no. 17/025,969) and Portable Ultrasound System and Methods of Treating Facial Skin by Application of Surface Acoustic Waves) US Patent Application number 17/646,753, in restoration process.

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

Below are details about the significant registered patents and significant patent applications owned by ENvue:

1.	Nasogastric Tube - A tube for insertion through the patient’s nose, intended for connection to a source of substances or pressure.

Country	Status
Israel	Granted
Germany	Granted
United States	Granted (5 patents)
China	Granted (2 patents)

2.	Nasogastric Tube - A tube for insertion through the patient’s nose, intended for connection to a source of substances or pressure. The tube contains at least one main internal tube and one suction tube, which has at least one outlet used for suction with the purpose of preventing damage to the patient’s internal tissues.

Country	Status
Israel	Granted
United States	Granted

3.	Nasogastric Tube - A system that includes a tube for insertion through the patient’s nose, containing a feeding mechanism, a suction mechanism, and a gastric decompression mechanism.

Country	Status
Europe (Validated in AT, CH/LI, DE, ES, FR, GB, and IT)	Granted
United States	Allowed

4.	Enteral Feeding Pump - A system of devices, including a pump for drawing fluids into the tube; a switching mechanism connected to at least four internal tubes installed in the feeding tube; and a controller designed to operate the mentioned pump and switching mechanism.

Country	Status
Israel	Granted
United States	Granted

5.	Insertion Device Positioning Guidance System and Method - A system and method for guiding the insertion and positioning of a device within a patient’s body. It includes an electromagnetic field generator that covers the treatment area, multiple sensors designed to provide indications of the tube’s position within the patient’s digestive system and the patient’s posture. Additionally, the system features a processor that collects and processes all data to create a three-dimensional anatomical map of the patient’s upper body, all of which functions independently of patient movement and various deviations.

Country	Status
China	Granted
Japan	Granted
United States	Granted (5 patents)

6.	Feeding Tube with Electromagnetic Sensor - Feeding tubes that include an electromagnetic sensor and a wire that runs along the length of the tube.

Country	Status
Japan	Granted
United States	Granted (3 patents and 1 allowed application)

7.	Insertion Device Positioning Guidance System and Method - A system and method for guiding the insertion and positioning of a device within a patient’s body, including an electromagnetic field generator that covers the treatment area, multiple sensors designed to provide indications of the tube’s position within the patient’s digestive system, the patient’s posture, and other relevant factors. The system also includes a processor that collects and processes all the data to align a predefined anatomical map of a patient’s torso based on positions corresponding to locations on a patient’s upper body, all of which operates independently of patient movement and other deviations.

Country	Status
Europe (Validated in AT, CH/LI, DE, ES, FR, GB, and IT)	Granted
China	Granted (2 patents)
Japan	Granted
United States	Granted (3 patents)

8.	Insertion Device Positioning Guidance System and Method - A system and method for guiding the insertion and positioning of a device within a patient’s body, which includes an electromagnetic field generator that covers the treatment area, multiple sensors designed to provide indications of the tube’s position within the patient’s digestive system, the patient’s posture, and other relevant factors. The system also includes a processor responsible for collecting and processing all the data to create a three-dimensional anatomical map of the patient’s upper torso and to facilitate visualization on the anatomical map of a position, orientation and/or path of a tip sensor, all of which functions independently of patient movement and other deviations.

Country	Status
China	2 Pending Applications
Japan	Granted
United States	Granted (4 patents)

9.	Insertion Device Positioning Guidance System and Method - A device, system, and method for guiding the insertion and positioning of an insertion tube within the patient’s body based on sensing of changes in an electromagnetic field.

Country	Status
Israel	Pending
Japan	Allowed
United States	Pending

10.	Guidance System with Claviculae Position Sensors - A device, system, and method for guiding the insertion and positioning of tube positioning within the patient’s body based on sensing of changes in an electromagnetic field using sensors positioned on a patient’s upper torso, where the calculation considers signals received from reference sensors located in the clavicle area of the patient.

Country	Status
Israel	Pending
Japan	Allowed
United States	Pending

II.	Trademarks

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

On September 17, 2025, trademark applications for Oscar and the Oscar logo were filed in the U.S. and were approved

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

As of approximately February 6, 2025, ENvue holds design patents for Sump Tube in the U.S. and Tube Assembly for Feeding and Suction in the U.S., Europe, the United Kingdom and China.

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

PainShield and the ENvue System are classified as Class II medical devices and require U.S. Food and Drug Administration authorization prior to marketing, by means of 510(k) clearance. Due to its nature and the lack of existing predicate devices on the market, UroShield is automatically classified as a Class III device for which a PMA is required, unless our request for De Novo reclassification is successful, in which case, it will be classified as a Class II device and subject to the same post market framework as 510(k)-cleared devices.

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

●

The federal Anti-Kickback Statute, which prohibits the offer, payment, solicitation or receipt of any form of remuneration in return for referring, ordering, leasing, purchasing or arranging for, or recommending the ordering, purchasing or leasing of, items or services payable by Medicare, Medicaid or any other federal health care program

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

Many states also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to. California passed the California Consumer Privacy Act or CCPA on June 28, 2018, which went into effect January 1, 2020. On November 3, 2020, the California Privacy Rights Act of 2020 (“CPRA”), which amends the CCPA and adds new privacy protections that became effective on January 1, 2023, was enacted through a ballot initiative. Records and information we maintain on our patients may be subject to the CCPA if it is not covered by HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but also some, unlike HIPAA, may afford private rights of action to individuals who believe their personal information has been misused. In addition, state and federal privacy laws are subject to frequent change.

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

Additionally, there are only a few manufacturers worldwide that produce feeding tubes (made of polyurethane) used by ENvue to produce the specialized feeding tubes for the ENvue System. Accordingly, terminating the contract with our feeding tube supplier could affect the production capacity for the ENvue System for the time required to reorganize until we contract with an alternative supplier.

Nano OpCo’s Products

For the year 2025, through the current date, all of our programming and disposable kit manufacturing are being performed in our facilities in Israel.

We order certain component parts on an as-needed basis, generally from the manufacturer that provides us with the most competitive pricing. Our most significant suppliers for these components are B Star, Inc and Plastic One. We do not have written agreements with any of these suppliers, but we believe anyone could be replaced if necessary.

Customers

We currently sell our products both directly through our website and indirectly via distribution agreements, with approximately 98% of our sales coming through distributors and customers who are referred to us through sales agents, and the remaining 2% from consumers who contact us through our website. We have exclusive and non-exclusive distribution agreements for our products with medical product distributors based in the United States, in the United Kingdom and various countries throughout Europe, Australia, New Zealand, and Malta. For the year ended December 31, 2025, our largest customer was Ultra Pain Products Inc, to whom our sales of products to them comprised approximately 31% of our total revenues.

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

Our People and Human Capital Resources

Employees

As of December 31, 2025, ENvue has 12 full-time employees and 2 part-time employees. We also regularly work with several independent consultants and other contract organizations to support our business and we regularly evaluate additional talent to help support our product manufacturing, development, financial, and other capabilities.

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

We also offer employees the benefit of equity ownership in ENvue through stock option grants. We believe these grants both help promote alignment between our employees and our stockholders and provide retention benefits, as the awards generally vest over a three-year period.

We do not have any employees that are represented by a labor union or that have entered into a collective bargaining agreement with the Company.

Safety and Wellness

At ENvue, we believe that health matters to everyone, and the safety health, and wellness of our employees is one of our top priorities. We are committed to developing and fostering a work environment that is safe, professional, and promotes teamwork, diversity, and trust in order to afford all of our employees the opportunity to contribute to the best of their abilities.

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

On March 30, 2026, the Appellate Division of the Second Department issued a decision and order which affirmed the judgment of the Supreme Court, Nassau County in its entirety and dismissed the appeal, stating inter alia that “NanoVibronix failed to establish that the arbitration award violated a strong public policy, was irrational, procured by fraud, or clearly exceeded a specifically enumerated limitation of the arbitrator’s power”. It further held that NanoVibronix had not demonstrated that it had shown sufficient new facts to the court on the motion to renew. The decision was conclusory and did not analyze the facts as argued by NanoVibronix nor did it distinguish them specifically. The Company is currently reviewing the decision and considering its available alternatives.

As of December 31, 2025, and 2024, the Company accrued the amount of the arbitration award to Protrade of approximately $2.3 million and $2.1 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

Initiation of Insolvency Proceedings Against Predecessor ENvue

During 2023, Predecessor ENvue was involved in the development of components and products to improve and upgrade the system as part of its research and development activities, in order to optimize its use, expand its advantages and capabilities, and increase the potential target market. As part of efficiency processes and cost-cutting measures in Predecessor ENvue, as of July 2023, Predecessor ENvue ceased its research and development activities. The activities were resumed following the purchase by ENvue Holdings Corp.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments thereto, are filed with the Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and files or furnishes reports, proxy statements and other information with the SEC. Such reports and other information filed by the Company with the SEC are available free of charge on the Company’s website at www.envuemed.com, as soon as reasonably practicable after we have electronically filed with, or furnished to, the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to website URLs are intended to be inactive textual references only.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk. Before investing in our securities, you should carefully consider the following risks, together with the financial and other information contained in this Annual Report on Form 10–K for the year ended December 31, 2025, and our other periodic filings with the SEC. Additional risks and uncertainties that we are unaware of may become important factors that affect us. If any of the following events occur, our business, financial conditions and operating results may be materially and adversely affected. In that event, the trading price of our common stock may decline, and you could lose all or part of your investment.

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

Risks Related to NanoVibronix’s Business

●	We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability.
●	If we are unable to raise additional capital, our clinical trials and product development will be limited and our long-term viability will be threatened; however, if we do raise additional capital, your percentage ownership as a stockholder could decrease and constraints could be placed on the operations of our business.
●	If we fail to obtain an adequate level of reimbursement for our approved products by third party payers, there may be no commercially viable markets for our approved products or the markets may be much smaller than expected.
●	We face the risk of product liability claims and may not be able to obtain insurance.
●	Our product candidates may not be developed or commercialized successfully.
●	Our need to increase the size of our organization in order to successfully manage our growth.
●	Our failure to protect our intellectual property rights could diminish the value of our solutions, weaken our competitive position and reduce our revenue.
●	Our financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if we are unable to continue as a going concern. Management has substantial doubt about our ability to continue as a going concern.
Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security.

Risks Related to the Regulation of NanoVibronix’s Products

●	We are subject to extensive governmental regulation, including the requirement of U.S. Food and Drug Administration approval or clearance before our product candidates may be marketed and after approval or clearance and during the marketing of our products.
●	UroShield has not been cleared or approved by the FDA, nor has it undergone the same type of review as an FDA-approved or cleared device.
●	Failure to obtain regulatory approval in foreign jurisdictions will prevent us from marketing our products abroad.
●	We are uncertain regarding the success of our clinical trials for our products in development.
●	Healthcare reform measures could adversely affect our business and financial results.

Risks Related to NanoVibronix’s Operations in Israel

●	We conduct our operations in Israel and therefore our results may be adversely affected by political, economic and military instability in Israel and its region.
●	Because a certain portion of our expenses is incurred in currencies other than the U.S. dollar, our results of operations may be harmed by currency fluctuations and inflation.

Risks Related to ENvue’s Organization and Securities

●	The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.
●	We have a significant number of warrants and options, and future sales of our common stock upon exercise of these options or warrants, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.
●	Although our shares of common stock are listed on Nasdaq, we currently have a limited trading volume, which results in higher price volatility for, and reduced liquidity of, our common stock.
●	If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.
●	If we fail to maintain effective internal control over financial reporting, our business, financial condition or results of operations may be adversely affected.

Risks Related to ENvue’s Financial Condition, Business and Operations

●	The financial statement footnotes of the Company include disclosure regarding the substantial doubt about the ability of the Company to continue as a going concern.
●	We conduct certain of our operations in Israel. Conditions in Israel, including the October 2023 attack by Hamas and other terrorist organizations from the Gaza Strip and Israel’s war against them, may affect our operations.
●	The impact of planned changes in the Israeli Judicial System on capital raising in the high-tech sector is difficult to predict.

Risks Related to the ENvue System

●	If we are not successful in enhancing awareness of our ENvue System, driving adoption across our current target population and expanding the population of eligible patients, our sales, business, financial condition and results of operations will be negatively affected.
●	Our commercial success and revenues will depend on the future adoption of the ENvue System into patient work streams in facilities and other healthcare settings. If we are unable to successfully drive interest in our ENvue System, our business, financial condition and results of operations would be harmed.
●	We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.
●	Use of our ENvue System requires appropriate training and inadequate training may lead to negative clinician experiences, which could harm our business, financial condition, and results of operations.
●	Future sales of our ENvue System may depend on providers’ and patients’ ability to obtain reimbursement from third-party payors, such as insurance carriers.

Risks Related to ENvue Legal, Regulatory and Compliance Matters

●	Complying with regulations enforced by the FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties.
●	We may not receive the necessary authorizations to market future versions, if any, of our ENvue System or any future new product candidates, and any failure to timely do so may adversely affect our ability to grow our business.
●	Certain modifications to our products may require new 510(k) clearance or other marketing authorizations.

Risks Related to ENvue’s Intellectual Property

●	Our success depends in part on our proprietary technology, and if we are unable to successfully enforce our intellectual property rights, our competitive position may be harmed.
●

If we infringe or violate the patents or proprietary rights of other parties or are subject to an intellectual property infringement or misappropriation claim, our ability to grow our business may be severely limited.

Risks Related to Our Business

We have a history of recurring losses and our financial statements have been prepared on a going concern basis, and do not include adjustments that might be necessary if we are unable to continue as a going concern. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate any product development programs or commercialization efforts.

For the fiscal year ended December 31, 2025, and 2024, we had a net loss of approximately $18.2 million and $3.7 million, respectively, with revenues of approximately $2.6 million and $2.6 million, respectively. As of December 31, 2025, and 2024, we had an accumulated deficit of approximately $90.5 million and $69.8 million, respectively. We expect to incur losses for at least the next year, as we continue to incur expenses related to seeking additional U.S. Food and Drug Administration (“FDA”) clearances for PainShield, and market acceptance of PainShield, which may require costly additional clinical trials and research, further product development and professional fees associated with regulatory compliance.

Our unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the year ended December 31, 2025, our cash used in operations was $9.4 million leaving a cash balance of $4.2 million as of December 31, 2025. Because we do not have sufficient resources to fund our operations for the next twelve months from the date of this filing, management has substantial doubt about our ability to continue as a going concern. In addition, we have incurred additional short-term debt related to the Merger. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern.

We will need to raise additional capital to finance our losses, debt obligations, and negative cash flows from operations and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability. There are no assurances that we would be able to raise additional capital on terms favorable to it. If we are unsuccessful in commercializing our products and raising capital, we will need to reduce activities, curtail, or cease operations. Even if we succeed in commercializing our new products, we may not be able to generate sufficient revenues to cover our expenses and achieve profitability or be able to maintain profitability.

The intended benefits of the Merger may not be realized.

The Merger poses risks for our ongoing operations, including, among others:

●	changes in the business operations, strategies and focus of the combined company following the Merger may not result in an improvement in the value of our common stock.;

●	costs and expenses associated with any undisclosed or potential liabilities; and

●	unforeseen difficulties may arise in integrating ENvue Holdings’ business in the combined company.

Our NanoVibronix business differs from that of ENvue Holdings in important respects and, accordingly, the results of operations of the combined company and the market price of our common stock following the Merger may be affected by factors different from those affecting our results of operations prior to the Merger. Market prices for securities of life sciences and medical technology companies in particular have historically been particularly volatile and have shown extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, as well as general economic, political and market conditions such as recessions or interest rate changes, may seriously affect the market price of the combined company’s common stock, regardless of our actual operating performance. See “Risks Related to Our Organization and Securities - The price of our securities may be volatile, and the market price of our securities may drop below the price you pay.”

In the past, following periods of volatility in the overall market and the market prices of particular companies’ securities, securities class action litigation has often been instituted against these companies. Litigation of this type, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources. Any adverse determination in any such litigation or any amounts paid to settle any such actual or threatened litigation could require that the combined company make significant payments.

As a result of the foregoing, we may be unable to realize the full strategic and financial benefits previously anticipated from the Merger, and we cannot assure you that the Merger will be accretive to us in the near term or at all. Failure to realize such benefits from the Merger, will result in our pre-Merger stockholders having experienced substantial dilution of their ownership interests in the Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent we are able to realize only part of the strategic and financial benefits currently anticipated from the Merger.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price.

Although we have conducted due diligence on ENvue Holdings, there can be no assurances that our diligence revealed all material issues that may be present in ENvue Holdings’ business, that all material issues through a customary amount of due diligence will be uncovered, or that factors outside of our control will not later arise. As a result, we may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may make future financing difficult to obtain on favorable terms or at all.

Global economic and political instability and conflicts, such as the conflicts in Venezuela, between Russia and Ukraine or in the Middle East, could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by unstable economic and political conditions within the United States and foreign jurisdictions and geopolitical conflicts, such as the conflicts in Venezuela, between Russia and Ukraine or in the Middle East. While we do not have any customer or direct supplier relationships in impacted areas at this time, the current military conflict, and related sanctions, as well as export controls or actions that may be initiated by nations including the United States, the European Union or Russia (e.g., potential cyberattacks, disruption of energy flows, etc.) and other potential uncertainties could adversely affect our business and/or our supply chain, business partners, employees or customers, and interrupt our ability to supply products, or otherwise adversely impact our business.

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

The availability and levels of reimbursement by governmental and other third-party payers affect the market for our commercial products. The efficacy, safety, performance and cost-effectiveness of our product and product candidates, and of any competing products, will determine the availability and level of reimbursement. Reimbursement and healthcare payment systems vary significantly by country, and include both government sponsored healthcare and private insurance. To obtain reimbursement or pricing approval in some countries, we may be required to produce clinical data, which may involve one or more clinical trials, that compares the cost-effectiveness of our approved products to other available therapies. We may not obtain reimbursement or pricing approvals in markets we seek to enter in a timely manner, if at all. Our failure to receive reimbursement or pricing approvals in target markets would negatively impact market acceptance of our products in these jurisdictions, placing us at a material cost disadvantage to our competitors.

Even if we obtain reimbursement approvals for our products, we believe that, in the future, reimbursement for any of our products or product candidates may be subject to increased restrictions both in the United States and in international markets. Future legislation, regulation or policies of third-party payers that limit reimbursement may adversely affect the demand for our products currently under development and our ability to sell our products on a profitable basis. In addition, third party payers continually attempt to contain or reduce the costs of healthcare by challenging the prices charged for healthcare products and services.

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

Our success depends, in part, upon our ability to maintain a competitive position in the development of technologies and products. We face competition from established medical device companies, such as (i) with respect to our NanoVibronix business, Neurometrix Inc., Zetrox (a subsidiary of the 3M Company), Smith & Nephew plc, manufacturers of certain portable ultrasound devices capable of self-administered use and (ii) with respect to ENvue Holdings business, Cardinal Health and Avanos Medical, as well as from academic institutions, government agencies, and private and public research institutions in the United States and abroad. Most, if not all, of our principal competitors have significantly greater financial resources and expertise than we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, marketing approved products, protecting and defending their intellectual property rights and designing around the intellectual property rights of others. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements, or mergers with, or acquisitions by, large and established companies, or through the development of novel products and technologies.

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

Our products may not be developed or commercialized successfully.

Our products are based on technologies that have not been used previously in the manner we propose and must compete with more established treatments currently accepted as the standards of care. Market acceptance of our products will largely depend on our ability to demonstrate their relative safety, efficacy, cost-effectiveness and ease of use.

We are subject to the risks that:

●	the FDA or a foreign regulatory authority finds our products ineffective or unsafe;
●	we do not receive necessary regulatory approvals;
●	the regulatory review and approval process may take much longer than anticipated, requiring additional time, effort and expense to respond to regulatory comments and/or directives;
●	we are unable to get our products in commercial quantities at reasonable costs; and
●	the patient and physician community does not accept our products.

In addition, our product development program may be curtailed, redirected, eliminated or delayed at any time for many reasons, including:

●	adverse or ambiguous results;
●	undesirable side effects that delay or extend the trials;
●	the inability to locate, recruit, qualify and retain a sufficient number of clinical investigators or patients for our trials; and
●	regulatory delays or other regulatory actions.

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

We cannot predict whether we will successfully develop and commercialize our products. If we fail to do so, we will not be able to generate substantial revenues, if any.

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

Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms, or at all. We face intense competition in our hiring efforts from other medical device companies, as well as from universities and nonprofit research organizations, and we may have to pay higher salaries to attract and retain qualified personnel. We are also at a disadvantage in recruiting and retaining key personnel as our small size and limited resources may be viewed as providing a less stable environment, with fewer opportunities than would be the case at one of our larger competitors. The loss of one or more of our senior management or key personnel, or our inability to attract additional qualified personnel, could substantially impair our ability to implement our business plan. In addition, the replacement of key personnel likely would involve significant time and costs, and may significantly delay or prevent the achievement of our business objectives.

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

As we engage with GPOs and target medical providers to increase adoption of and utilization of the ENvue System, expand our product offerings in the future and increase our future marketing efforts, we will need to build and expand the reach of our marketing and sales networks. Our future success will depend largely on our ability to continue to hire, train, retain and motivate skilled employees with significant technical knowledge in various areas. An inability to attract, hire, train and retain employees will harm our sales, business, financial condition, and results of operations.

Our need to increase the size of our organization in order to successfully manage our growth may adversely affect our business, financial condition and results of operations.

We have a small number of planned employees, and our management systems currently in place are not likely to be adequate to support our future growth plans. Our ability to grow and to manage our growth effectively will require us to hire, train, retain, manage and motivate additional employees and to implement and improve our operational, financial and management systems. These demands also may require the hiring of additional senior management personnel or the development of additional expertise by our senior management personnel. Hiring a significant number of additional employees, particularly those at the management level, would increase our expenses significantly. Moreover, if we fail to expand and enhance our operational, financial and management systems in conjunction with our potential future growth, such failure could have a material adverse effect on our business, financial condition and results of operations.

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

As of December 31, 2025, and 2024, the Company accrued the amount of the arbitration award to Protrade of approximately $2.3 and $2.1 million, respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

On March 30, 2026, the Appellate Division of the Second Department issued a decision and order which affirmed the judgment of the Supreme Court, Nassau County in its entirety and dismissed the appeal, stating inter alia that “NanoVibronix failed to establish that the arbitration award violated a strong public policy, was irrational, procured by fraud, or clearly exceeded a specifically enumerated limitation of the arbitrator’s power”. It further held that NanoVibronix had not demonstrated that it had shown sufficient new facts to the court on the motion to renew. The decision was conclusory and did not analyze the facts as argued by NanoVibronix nor did it distinguish them specifically. The Company is currently reviewing the decision and considering its available alternatives.

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

We may acquire additional businesses or products, form strategic alliances, or create joint ventures with third parties that we believe will complement or augment our existing business. If we acquire businesses with promising markets or technologies, we may not be able to realize the benefit of acquiring such businesses if we are unable to successfully integrate them with our existing operations and company culture. We may encounter numerous difficulties in developing, manufacturing, and marketing any new products resulting from a strategic alliance or acquisition that delay or prevent us from realizing their expected benefits or enhancing our business. There is no assurance that, following any such acquisition, the combined company will achieve the synergies expected to justify the transaction, which could result in a material adverse effect on our business and prospects.

Certain stockholders could attempt to influence changes within the Company, which could adversely affect our operations, financial condition and the value of our common stock.

Our stockholders may from time to time seek to acquire a controlling stake in the Company, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming. These actions could adversely affect our operations, financial condition, and the value of our common stock.

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

Risks Related to Our Regulatory and Compliance Matters

Complying with regulations enforced by FDA and other regulatory authorities is expensive and time consuming, and failure to comply could result in substantial penalties.

We are subject to extensive governmental regulation, including the requirement of U.S. Food and Drug Administration approval or clearance before NanoVibronix product candidates may be marketed and after approval or clearance and during the marketing of our products. The process of obtaining FDA approval is lengthy, expensive and uncertain, and we cannot be sure that our additional product candidates will be approved in a timely fashion, or at all. If the FDA does not approve or clear our product candidates in a timely fashion, or at all, our business and financial condition would likely be adversely affected.

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

In addition, ENvue Holdings’ product, the ENvue System (for which we have obtained FDA 510(k) clearance) is, and future ENvue Holdings products can be considered medical devices and, accordingly, are subject to rigorous regulation by government agencies in the U.S. and other countries in which we intend to sell our products. Compliance with these rigorous regulations will affect capital expenditures, earnings and the competitive position of the Company. These regulations vary from country to country but cover, among other things, the following activities with respect to medical devices:

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

While our ENvue System received 510(k) clearance in February 2019, we may in the future apply for 510(k) clearance for updated components of our ENvue System, which must, then, be found by the FDA to be substantially equivalent to the cleared ENvue System and, thus, may not be lawfully marketed in the U.S. until the FDA makes a substantial equivalence determination and issues the requisite 510(k) clearance for the updated ENvue System. Although the development of our ENvue System has been carefully monitored and documented by professionals who are experienced in the FDA clearance process, there is no assurance that the FDA will agree that an updated component of our ENvue System is substantially equivalent to the cleared ENvue System and allow the updated ENvue System to be marketed in the United States. The FDA may determine that the device is not substantially equivalent and require a premarket approval (“PMA”) or, more likely, a de novo reclassification, and/or require further information, such as additional test data, including data from additional clinical studies, before it is able to make a determination regarding substantial equivalence or PMA. By requesting additional information, the FDA can delay market introduction of an updated ENvue System and increase the resources needed to gain clearance or PMA. Delays in receipt of or failure to receive any necessary 510(k) clearance, de novo classification, or PMA, or the imposition of stringent restrictions for our ENvue System, could have a material adverse effect on our business, results of operations and financial condition.

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

International sales of our products and any of our products that we commercialize are subject to the regulatory requirements of each country in which the products are sold. Accordingly, the introduction of our products in markets outside the United States where we do not already possess regulatory approval will be subject to regulatory approvals in those jurisdictions. The regulatory review process varies from country to country. Many countries impose product standards, packaging and labelling requirements, and import restrictions on medical devices. In addition, each country has its own tariff regulations, duties and tax requirements, as well as reimbursement and healthcare payment systems. The approval by foreign government authorities is unpredictable and uncertain, and can be expensive. We may be required to perform additional pre-clinical, clinical or post-approval studies even if FDA approval has been obtained. Our ability to market our approved products could be substantially limited due to delays in receipt of, or failure to receive, the necessary approvals or clearances.

To the extent we intend to sell medical devices in member states of the European Union (“EU”), our products must comply with the general safety and performance requirements of the Medical Devices Regulation (“MDR”) (Regulation (EU) No 2017/745), which repeals and replaces the Medical Devices Directive (the “MDD”). Compliance with these requirements is a prerequisite to be able to affix the European conformity (“CE” or “CE mark”) to our products, without which they cannot be sold or marketed in the EU. All medical devices placed on the market in the EU must meet the general safety and performance requirements laid down in Annex I to the MDR, including the requirement that a medical device must be designed and manufactured in such a way that, during normal conditions of use, it is suitable for its intended purpose. Medical devices must be safe and effective and must not compromise the clinical condition or safety of patients, or the safety and health of users and - where applicable - other persons, provided that any risks which may be associated with their use constitute acceptable risks when weighed against the benefits to the patient and are compatible with a high level of protection of health and safety, taking into account the generally acknowledged state of the art. To demonstrate compliance with the general safety and performance requirements, we must undergo a conformity assessment procedure, which varies according to the type of medical device and its (risk) classification. Except for low risk medical devices (Class I), where the manufacturer can self-assess the conformity of its products with the general safety and performance requirements (except for any parts which relate to sterility, metrology or reuse aspects), a conformity assessment procedure requires the intervention of a notified body. Notified bodies are independent organizations designated by EU member states to assess the conformity of certain products before being placed on the market.

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

On April 5, 2017, the European Parliament passed the MDR which repeals and replaces the EU Medical Device Directive and became effective on May 26, 2021. The Medical Devices Regulation, among other things, is intended to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EEA for medical devices and ensure a high level of safety and health while supporting innovation. The new regulations, among other things:

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

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, and physician transparency laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. Our business practices and relationships with providers and patients are subject to scrutiny under these laws. We may also be subject to patient information privacy and security regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include:

●	the federal healthcare Medicare and Medicaid Patient Protection Act of 1987 (the “Anti-Kickback Statute”), which prohibits, among other things, persons, and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order, or arrange for or recommend a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The government can establish a violation of the Anti-Kickback Statute without proving that a person or entity had actual knowledge of the law or a specific intent to violate. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal healthcare Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Although there are a number of statutory exceptions and regulatory safe harbors to the federal healthcare Anti-Kickback Statute protecting certain common business arrangements and activities from prosecution or regulatory sanctions, the exceptions and safe harbors are drawn narrowly. Practices that involve remuneration to those who prescribe, purchase, or recommend medical device products, including discounts, or engaging individuals as speakers, consultants, or advisors, may be subject to scrutiny if they do not fit squarely within an exception or safe harbor. Our practices may not in all cases meet all of the criteria for safe harbor protection from anti- kickback liability. Moreover, there are no safe harbors for many common practices, such as reimbursement support programs, educational or research grants, or charitable donations;

●	the federal civil False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false or fraudulent claims for payment of federal government funds, and knowingly making, using or causing to be made or used a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring civil False Claims Act qui tam actions, on behalf of the government and such individuals and may share in amounts paid by the entity to the government in recovery or settlement. False Claims Act liability is potentially significant in the healthcare industry because the statute provides for treble damages and serious mandatory penalties for each false or fraudulent claim or statement. The government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim under the federal civil False Claims Act. Many pharmaceutical and medical device manufacturers have been investigated and have reached substantial settlements under the federal civil False Claims Act in connection with alleged off-label promotion of their products and allegedly providing free products to customers with the expectation that the customers would bill federal health care programs for the product. In addition, manufacturers can be held liable under the federal civil False Claims Act even when they do not submit claims directly to government payers if they are deemed to “cause” the submission of false or fraudulent claims. There are also criminal penalties, including imprisonment and criminal fines, for making or presenting false, fictitious or fraudulent claims to the federal government;

●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program, including private third-party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statements or representations, or making or using any false writing or document knowing the same to contain any materially false, fictitious or fraudulent statement or entry in connection with the delivery of, or payment for, healthcare benefits, items or services. Similar to the federal healthcare Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

●	the federal Physician Payments Sunshine Act under the Affordable Care Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, Centers for Medicare and Medicaid Services, information related to payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and applicable manufacturers and group purchasing organizations, as well as ownership and investment interests held by physicians and their immediate family members. Since January 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse-midwives;

●	HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their respective implementing regulations, which imposes privacy, security, and breach reporting obligations with respect to Protected Health Information (“PHI”), upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, and their respective business associates that perform services on their behalf that involve PHI. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make HIPAA compliance as well as civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions; and

●	analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state and local laws that require the licensure of sales representatives; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and pricing information; data privacy and security laws and regulations in foreign jurisdictions that may be more stringent than those in the United States (such as the EU, which adopted the General Data Protection Regulation, which became effective in May 2018); state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; and state laws related to insurance fraud in the case of claims involving private insurers.

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

Our products may cause or contribute to adverse medical events that we are required to report to the FDA and other governmental authorities, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, results of operations, and financial condition. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are required to timely file various reports with the FDA, including reports required by the medical device reporting regulations which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur in the device or a similar device that we market, could cause or contribute to a death or serious injury. If we fail to comply with our reporting obligations, the FDA or other governmental authorities could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our device clearance, seizure of our products, or delay in clearance of future products. The FDA and certain foreign regulatory bodies have the authority to require the recall of commercialized products under certain circumstances.

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

We may initiate voluntary withdrawals, removals, or corrections for our products in the future that we determine do not require notification of the FDA because no material compliance issue or safety risk is involved. If the FDA disagrees with our determinations, it could require us to report those actions and we may be subject to enforcement action. A future recall announcement or other corrective action could harm our financial results and reputation, potentially lead to product liability claims against us, require the dedication of our time and capital, and negatively affect our sales.

In addition, the FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory clearance or approval of our future products. For example, in November 2018, the FDA announced that it plans to develop proposals to drive manufacturers utilizing the 510(k) pathway toward the use of newer predicates. It is unclear the extent to which any proposals, if adopted, could impose additional regulatory requirements on us that could delay our ability to obtain new 510(k) clearances, increase the costs of compliance, or restrict our ability to maintain our current clearances.

We also cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. For example, the Trump Administration previously enacted several executive actions that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities. It is difficult to predict how these executive actions and executive actions that may be taken under the Biden Administration or future administrations may affect the FDA’s ability to exercise its regulatory authority. If these executive actions impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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

In the EU, notified bodies must be officially designated to certify products and services in accordance with the MDR, which regulates the development and sale of medical devices in Europe. While several notified bodies have been designated, the COVID-19 pandemic significantly slowed down their designation process and the current designated notified bodies are facing a large amount of requests with the new regulation, as a consequence of which review times have lengthened although a regulation amending the EU MDR was adopted in March 2023, extending existing transitional provisions to December 31, 2028. Despite a recent increase in designations, the current number of notified bodies designated under the MDR remains significantly lower than the number of notified bodies designated under the previous regime. The current designated notified bodies are therefore facing a backlog of requests as a consequence of which review times have lengthened. This situation could impact our ability to grow our business in the EU and EEA and the ability of the notified body to timely review and process our regulatory submissions and perform its audits.

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

We have operations in the State of Israel, and we are directly affected by political, economic and security conditions in that country. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors and a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. In addition, acts of terrorism, armed conflicts or political instability in the region could negatively affect local business conditions and harm our results of operations. We cannot predict the effect on the region of any diplomatic initiatives or political developments involving Israel or the Palestinians or other countries and territories in the Middle East. Recent political events, including political uprisings, social unrest and regime change, in various countries in the Middle East and North Africa have weakened the stability of those countries and territories, which could result in extremists coming to power. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza and Hezbollah in Lebanon. This situation has escalated in the past and may potentially escalate in the future to violent events which may affect Israel and us. On October 7, 2023, the State of Israel was attacked by and subsequently declared war on Hamas. Israel has been in an ongoing state of war with Hamas since that time. Following the attack by Hamas, Hezbollah, a terrorist organization in Lebanon has also launched missile, rocket, and shooting attacks against Israeli military sites, troops, and Israeli towns in northern Israel. In response to these attacks, the Israeli army has carried out a number of targeted strikes on sites belonging to Hezbollah in southern Lebanon and in October 2024, the Israeli military initiated a ground operation in Lebanon, primarily near the Israel-Lebanon border. In November 2024, Israel entered into a ceasefire agreement with Hezbollah, but there are no guarantees as to whether the agreement will hold or whether further hostilities will resume.

During 2024, Iran launched missile and unmanned aerial vehicle, or UAV, attacks on Israel. Most of the missiles and UAVs were intercepted by Israel’s defense systems, with support from the United States and other countries, including regional allies, preventing significant damage and resulting in no casualties. Despite the successful interceptions, the attacks posed an elevated threat to Israel’s security. On June 13, 2025, in light of continued nuclear threats and intelligence assessments indicating imminent attacks, Israel launched a preemptive strike directly targeting military and nuclear infrastructure inside Iran aimed to disrupt Iran’s capacity to coordinate or launch further hostilities against Israel, as well as disrupt its nuclear program. For 12 days, both sides launched attacks against one another, with Iran targeting civilian infrastructure. As a result of the escalation with Iran, Israel temporarily closed its airspace and ceased all port activity related to commercial shipments. On June 22, 2025, the U.S. military joined Israel in launching strikes directly targeting nuclear infrastructure in Iran. A U.S. brokered ceasefire took effect on June 24, 2025.

On February 28, 2026, Israel and the United States commenced coordinated military strikes against targets in Iran, including military and strategic infrastructure in response to ongoing regional tensions and recent escalations involving Iran’s nuclear and military activities. In response, Iran launched a series of retaliatory attacks against Israel, targeting major cities and strategic sites, which are ongoing. While most of these attacks have been intercepted to date, some resulted in civilian casualties and damage to property. Subsequently, Hezbollah launched attacks against Israel in retaliation for the killing of Ali Hosseini Khamenei, the former Supreme Leader of Iran, and in response, Israel launched attacks against Lebanon and Israeli ground forces have entered into Southern Lebanon, and hostilities between Israel and Hezbollah are ongoing. Iran subsequently began launching retaliatory strikes against U.S. and other targets in the Gulf region. The Israeli government has raised its alert level nationwide, and the situation remains highly unstable, with ongoing exchanges of fire and heightened risk of further escalation. Regional and international responses are ongoing, and the risk of broader conflict in the Middle East has increased.

In addition, in December 2024, Ba’athist Syria, led by President Bashar al-Assad, collapsed during a major offensive by opposition forces made up of several competing rebel groups. In response, the Israeli Defense Forces took control over a United Nations-designated buffer zone over Mount Hermon that separates Israel and Syria. Simultaneously, Israel conducted targeted military strikes against military assets in Syria, aiming to eliminate any chemical weapons storage sites that could be used by rebel groups and further weaken Iran’s operational capabilities in the region. While the transitional government of Syria has indicated that it is interested in reconstruction and stability rather than a continuation of conflicts with Israel, there are no guarantees that there will be no future escalation of hostilities or that Syria will not permit other neighboring countries to launch attacks at Israel from its territory.

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

We currently have 12 full-time employees, including 5 employees who are members of senior management, as well as engagements with 2 contractors,  who are located in and/or reside in Israel. As a result, our business and operations are directly affected by economic, political, geopolitical and military conditions in Israel. Shelter-in-place and work-from-home measures, government-imposed restrictions on movement and travel, and other precautions taken to address the ongoing conflict may temporarily disrupt our management and employees’ ability to effectively perform their daily tasks.

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

Risks Related to Our Intellectual Property

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

We also may seek to rely on protection of copyright, trade secrets, know-how, and confidential and proprietary information. We generally enter into confidentiality and non-compete agreements with our employees, consultants, and collaborative partners upon their commencement of a relationship with us. However, these agreements may not provide meaningful protection against the unauthorized use or disclosure of our trade secrets or other confidential information, and adequate remedies may not exist if unauthorized use or disclosure were to occur. The exposure of our trade secrets and other proprietary information would impair our competitive advantages and could have a material adverse effect on our operating results, financial condition, and future growth prospects. In particular, a failure to protect our proprietary rights might allow competitors to copy our technology, which could adversely affect our pricing and market share. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees. Further, other parties may independently develop substantially equivalent know-how and technology.

We currently own registered trademarks for our products, and we intend to rely on both registered and common law rights for our trademarks in the future. There can be no assurance that our future trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our products and services, which could result in loss of brand recognition, and could require us to devote resources to advertising and marketing new brands. Further, there can be no assurance that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.

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

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products, or by covering the same or similar technologies that may affect our ability to market our products. For example, we may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in scientific or patent literature often lags behind actual discoveries. We cannot be certain that we were the first to invent, or the first to file, patent applications covering our products. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedures, documentation, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

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

Risks Related to Our Organization and Securities

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

On April 10, 2024, we received the Letter from the Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to the Bid Price Rule. The Letter also indicated that we were provided with a compliance period of 180 calendar days, or until October 7, 2024, in which to regain compliance with the Bid Price Rule pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We did not regain compliance with the Bid Price Rule by October 7, 2024, and on October 8, 2024, Nasdaq notified us that our securities were subject to delisting from Nasdaq unless we timely requested a hearing before the Panel. We subsequently and timely requested a hearing before the Panel, which was held on December 5, 2024.

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

On December 26, 2024, we received a letter (the “Decision Letter”) from the Panel granting a limited extension of time for us to demonstrate compliance with the Bid Price Rule and the Equity Rule for continued listing on Nasdaq, subject to the following conditions: (i) on or before February 27, 2025, we will have obtained stockholder approval to effect a reverse stock split of our common stock; (ii) on or before March 31, 2025, we shall have effected a reverse stock split and, thereafter, maintain a $1.00 closing bid price of our common stock for a minimum of ten consecutive trading days; (iii) on or before March 31, 2025, we are required to demonstrate compliance with the Equity Rule by filing public disclosure with the SEC and demonstrate long-term compliance with the Equity Rule; and (iv) on or before March 31, 2025, we are required to demonstrate compliance with all continued listing requirements for Nasdaq. On February 24, 2025, we obtained approval from our stockholders to file a certificate of amendment to our Certificate of Incorporation to effectuate the March 2025 Reverse Stock Split, among others, and on March 13, 2025, the March 2025 Reverse Stock Split became effective.

On April 9, 2025, we received a letter (the “April Letter”) from the Staff notifying us that we had demonstrated compliance with the Bid Price Rule and the Equity Rule as required by the Panel pursuant to the Decision Letter.

Pursuant to the April Letter, we will be subject to a mandatory panel monitor for a period of one year from the date of the April Letter. If, within that one-year monitoring period, Staff finds us again out of compliance with the Equity Rule that was subject of the exception, notwithstanding Nasdaq Listing Rule 5810(c)(2), we will not be permitted to provide the Staff with a plan of compliance with respect to that deficiency and Staff will not be permitted to grant additional time for us to regain compliance with respect to that deficiency, nor will the company be afforded an applicable cure or compliance period pursuant to Rule 5810(c)(3). Instead, the Staff will issue a Delist Determination Letter and we will have an opportunity to request a new hearing with the Panel or a newly convened Hearings Panel if the initial Panel is unavailable.

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

The Certificate of Designations of the Series H Convertible Preferred Stock (“Series H Certificate of Designations”) provides for the payment of cumulative dividends in shares of our common stock which will require us to have shares of common stock available to pay the dividends.

Each share of the Series H Convertible Preferred Stock (the “Series H Preferred Stock”) is entitled to receive cumulative dividends at the rate per share of 9% per annum (as a percentage of the stated value per share), payable on each conversion date (with respect to only the shares of Series H Preferred Stock being converted), in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the conversion price then on effect in accordance with the terms of the Certificate of Designations. As such, we may rely on having available shares of common stock to pay such dividends, which will result in dilution to our shareholders. If we do not have such available shares, we may not be able to satisfy our obligations as related to these dividends pursuant to the terms of the Certificate of Designations.

The Series G Certificate of Designations and the Series H Certificate of Designations both contain certain anti-dilution provisions, which may dilute the interests of our stockholders, depress the price of our common stock, and make it difficult for us to raise additional capital.

Certain events, for example, a Dilutive Issuance (as defined in each of the Series G Certificate of Designations and the Series H Certificate of Designations) may reduce the conversion price of the Series G Preferred Stock and/or Series H Preferred Stock, as applicable, which in turn may lead to further dilution to the holders of our common stock. In addition, the perceived risk of dilution may cause our shareholders to be more inclined to sell their common stock, which may in turn depress the price of common shares regardless of our business performance. We may also find it more difficult to raise additional equity capital while any of the shares of the Series G Preferred Stock or the Series H Preferred Stock remain outstanding.

Under the Series H Purchase Agreement and the September 2025 Purchase Agreement, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

Both the Series H Purchase Agreement and the September 2025 Purchase Agreement provide that until the one year anniversary of the date of the applicable closing contemplated by such agreement, we shall be prohibited from entering into any variable rate transactions, subject to certain exceptions. If we require additional funding while this restrictive covenants remain in effect, we may be unable to effect a financing transaction on terms acceptable to us, or at all, while also remaining in compliance with the terms of the Series H Purchase Agreement and the September 2025 Purchase Agreement, or we may be forced to seek a waiver from the investor party to such agreements, which such investor is not obligated to grant to us.

Mandatory conversion of Series G Preferred Stock on Mandatory Conversion Date can result in substantial dilution to our existing shareholders.

Pursuant to the terms of the Series G Certificate of Designations, on the fifth (5th) anniversary of the issuance date (the “Mandatory Conversion Date”), all then outstanding shares of Series G Preferred Stock and, to the extent that we elect to pay dividends in duly authorized, validly issued, fully paid and non-assessable shares of common stock, all accrued but unpaid dividends thereon through and including the Mandatory Conversion Date shall be automatically converted into shares of common stock, subject to beneficial ownership limitations applicable to each holder.

Such mandatory conversion could result in substantial dilution to our existing shareholders, including a significant increase in the number of shares of our common stock outstanding, which may reduce the ownership percentage and voting power of existing stockholders. In addition, the issuance of a large number of shares of common stock upon conversion, or the expectation that such issuance may occur, could adversely affect the market price of our common stock and increase volatility in our trading price.

Furthermore, to the extent that at the time of such mandatory conversion we do not have a sufficient number of authorized but unissued and unreserved shares of common stock to effect the conversion in full, we may be required to seek stockholder approval to increase our authorized share capital, which may not be obtained in a timely manner or at all. Any delay in obtaining such approval could result in a failure to timely satisfy our obligations under the Series G Preferred Stock, potentially constituting a breach of the applicable Certificate of Designations and giving rise to additional rights or remedies for holders, including potential penalties or adjustments that could be adverse to us.

Even if sufficient authorized shares are available, effecting such mandatory conversion will reduce the number of shares of common stock available for future issuances, including for financings, acquisitions, equity incentive plans, or other corporate purposes. This reduction could limit our flexibility to raise additional capital or pursue strategic transactions on favorable terms, or at all, which could adversely affect our business, financial condition, and results of operations.

Future issuances of preferred stock may adversely affect the market price for our common stock.

Additional issuances and sales of preferred stock, or the perception that such issuances and sales could occur, may cause prevailing market prices for our common stock to decline and may adversely affect our ability to raise additional capital in the financial markets at times and prices favorable to us.

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

Although our shares of common stock are listed on Nasdaq under the symbol “FEED,” trading volume in our common stock has been limited and an active trading market for our shares of common stock may never develop or be maintained. The absence of an active trading market increases price volatility and reduces the liquidity of our common stock. As long as this condition continues, the sale of a significant number of shares of common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered.

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

As disclosed in Part II, Item 9A, “Controls and Procedures,” in this Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting due to lack of adequate controls over management’s review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures. Therefore, we concluded that our internal control over financial reporting and related disclosure controls and procedures were not effective as of December 31, 2025.

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

We began our marketing and sales activities of ENvue System in the beginning of 2020, and as of the date of this filing, we have not yet begun large-scale production and marketing. Accordingly, the use of the ENvue System has not yet been tested and proven on a large commercial scale. We are in a continuous process of receiving feedback from product users, developing, and improving products, distributing the improved products, and continuously reviewing our training procedures and quality control. We estimate that we will need to develop our marketing, training, and quality control systems to a scale not currently available to us (or alternatively, enter into an agreement with a strategic distributor or marketer who has such capabilities). There is no assurance that we will be able to do so in a way that allows us to achieve our objectives. If we are unable to successfully implement such marketing, training and quality control systems our business, financial condition and results of operations would be harmed.

We may be unable to compete successfully with competitive technologies, which could harm our sales, business, financial condition and results of operations.

Our industry is competitive and has been evolving rapidly. As of February 13, 2019, the ENvue System and ENvue Feeding Tube has received FDA clearance for marketing in the U.S. under the 510(k) procedure for use in adults (age 22 and older). As we continue to engage with target GPOs to increase adoption and utilization of our ENvue System, we expect to face competition in the market from competing technologies, as well as competition from new companies that may enter the market or introduce new technologies in the future. Third-party payors may encourage the use of competitors’ products due to lower costs of competing products or alternatives. Additionally, treating physicians may promote the use of other competitors’ products or alternative therapies.

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

Our future success also depends upon patients having an experience with our products that meets their expectations in order to increase clinician demand for our products as a result of positive feedback and word-of-mouth. Patients may experience negative clinical outcomes if the performing medical providers are not adequately trained on use of our ENvue System. If the results of our products do not meet the expectations of the patients or their providers, it could discourage continuing use of our device or referring our products to others. Dissatisfied providers or patients may express negative opinions through social media, advocacy, or other publicity. Any failure to meet provider or patient expectations and any resulting negative publicity could harm our reputation and future sales.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Governance

We operate in the medical device and healthcare technology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We recognize the critical importance of developing, implementing, and maintaining cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Cybersecurity Risk Assessment Program

Our cybersecurity risk assessment program consists of an annual review of our risks and policies. The program outlines governance, policies and procedures, and technology controls we use to oversee and identify risks from cybersecurity threats, and is informed by cybersecurity incidents we have observed both within the Company and in our industry. We are adopting formal policies governing information security, acceptable use, and data retention, which are reviewed and updated on at least an annual basis.

We have engaged a third party virtual Chief Information Security Officer (CISO) to assist in assessing, developing, and maintaining our cybersecurity program. Among other things, this engagement includes periodic evaluations of our workstations and on site storage equipment.

We maintain and constantly improve security measures designed to protect client, patient, customer, employee, and vendor information and to prevent data loss and other security breaches. We maintain business continuity, contingency, and recovery plans for use in the event of a cybersecurity incident, including local and cloud based backup of files and emails.

Third Party Service Provider Risk

We have implemented processes to oversee and identify cybersecurity risks associated with our use of third party service providers. These processes include vendor due diligence prior to engagement, contractual requirements for security standards where appropriate, and ongoing monitoring of compliance with applicable protocols. We require that third party software providers used for accounting, billing, and payroll maintain SOC 1 compliance, and we monitor their continued adherence to those standards.

Cross-Border Operations

We maintain operations in both the United States (Tyler, Texas, Arlington Heights, Illinois) and Israel (Tel Aviv), including through our subsidiary NanoVibronix Ltd. (Nesher, Tel-Aviv) Our cybersecurity program is designed to address the risks associated with cross-border data flows and the applicable data protection requirements in each jurisdiction, including Israeli privacy law. We seek to ensure that our policies and controls are applied consistently across both locations.

Management and Board Oversight

Our Chief Operating Officer, with oversight from the Chief Executive Officer and senior management, is responsible for the day-to-day assessment and management of risks from cybersecurity threats, including the prevention, mitigation, detection, and remediation of cybersecurity incidents. Day-to-day operational cybersecurity activities are managed by our IT Manager in coordination with external IT support.

The Audit Committee of the Board of Directors is responsible for oversight of risks from cybersecurity threats in conjunction with management. The Committee receives interim reports and updates from senior management, and management has committed to updating the full Board on a quarterly basis with respect to the management of risks from cybersecurity threats. Such reports cover our information technology security program, including its current status, capabilities, objectives, and plans, as well as the evolving cybersecurity threat landscape. The Nominating and Corporate Governance Committee considers risks from cybersecurity threats as part of its oversight of the Company’s business strategy, risk management, and financial oversight.

Materiality Assessment

In determining whether a cybersecurity incident is material, senior management evaluates the nature and scope of the incident, the data or systems affected, potential financial impact, regulatory implications, and any operational disruption. Material incidents are escalated to the Chief Executive Officer and reported to the Nominating and Corporate Governance Committee in accordance with our incident response procedures.

As of the date of this report, no cybersecurity incident (or aggregation of incidents) or cybersecurity threat has materially affected our results of operations or financial condition. However, an actual or perceived breach of our security could damage our reputation, cause existing clients and customers to discontinue their relationships with us, prevent us from attracting new clients and customers, interfere with the progress of our clinical trials, or interfere with our efforts to pursue regulatory approvals for our product candidates, or subject us to third party lawsuits, regulatory fines, or other actions or liabilities, any of which could adversely affect our business, operating results, or financial condition. For further information, see “Risk Factors-Our business and operations would suffer in the event of computer system failures, cyber-attacks or deficiencies in our cyber-security” in Item 1A of this Annual Report on Form 10-K. We currently carry a cyber liability insurance policy.

ITEM 2. PROPERTIES

We lease office and manufacturing facilities in Nesher, Israel, maintain a corporate office in Tel Aviv, Israel through ENvue, and maintain an office in Tyler, Texas.

In March 2024, we entered into a three-year lease for an office and manufacturing facility in Nesher, Israel. The lease provides for monthly rent of approximately $2,500 and covers approximately 180 square meters. The lease includes an option to terminate the agreement at any time after the first twelve months upon four months’ prior written notice.

We also maintain an office in Tyler, Texas, for which we pay approximately $1,200 per month. This arrangement is currently on a month-to-month basis and is not subject to a formal long-term lease agreement.

We also have ENvue’s offices and facilities in Tel Aviv, Israel, consisting of approximately 490 square meters, with monthly rent of approximately $4,900.

In addition, ENvue has an agreement for offices and facilities located in Arlington Heights, Illinois, for storage, inventory management, order processing, and shipping services within the United States, for which we pay approximately $4,000 per month.

We believe our existing facilities and logistics arrangements are adequate to meet our current operational needs and anticipated near-term growth.

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

On March 30, 2026, the Appellate Division of the Second Department issued a decision and order which affirmed the judgment of the Supreme Court, Nassau County in its entirety and dismissed the appeal, stating inter alia that “NanoVibronix failed to establish that the arbitration award violated a strong public policy, was irrational, procured by fraud, or clearly exceeded a specifically enumerated limitation of the arbitrator’s power”. It further held that NanoVibronix had not demonstrated that it had shown sufficient new facts to the court on the motion to renew. The decision was conclusory and did not analyze the facts as argued by NanoVibronix nor did it distinguish them specifically. The Company is currently reviewing the decision and considering its available alternatives.

As of December 31, 2025, and 2024, the Company accrued the amount of the arbitration award to Protrade of approximately $2.3 and $2.1 million,  respectively, including interest which is classified in “Other accounts payable and accrued expenses”.

See also “Item 8. Financial Statements and Supplementary Data - Note 12. Commitments and Contingencies,” which information is incorporated herein by reference, for a description of pending and recent litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on Nasdaq under the symbol “FEED.” Prior to December 12, 2025, our common stock was listed on Nasdaq under the symbol “NAOV.” Prior to listing on Nasdaq, our common stock was quoted on the OTCQB over-the-counter marketplace under the symbol “NAOV” since April 10, 2015. Prior to April 10, 2015, there was no established public trading market for our common stock.

Related Stockholder Matters

As of March 31, 2026, we had 1,100,413 issued and outstanding shares of common stock, 820 issued and outstanding shares of Series G Preferred Stock, 11,111 issued and outstanding shares of Series H Preferred Stock and 53,100 issued and outstanding shares of Series X Non-Voting Convertible Preferred Stock. The common stock was held by 103 holders of record, the Series G Preferred Stock was held by 1 holder of record, the Series H Preferred Stock was held by 1 holder of record and the Series X Preferred Stock was held by 6 holders of record. The actual number of holders of our common stock is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street names by brokers or other nominees.

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

As of March 31, 2026, there were no shares of our Series C Preferred Stock issued and outstanding. Each share of our Series C Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series C Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of March 31, 2026, there were no shares of our Series D Preferred Stock outstanding. Each share of our Series D Preferred Stock is convertible into one thousand shares of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series D Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of March 31, 2026, there were no shares of our Series E Preferred Stock issued and outstanding. Each share of our Series E Preferred Stock is convertible into one share of our common stock (subject to adjustment as provided in the related designation of preferences) at any time at the option of the holder, provided that the holder would be prohibited from converting Series E Preferred Stock into shares of our common stock if, as a result of such conversion, the holder, together with its affiliates, would beneficially own more than 9.99% of the total number of shares of our common stock then issued and outstanding. This limitation may be waived upon not less than 61 days’ prior written notice to us.

As of March 31, 2026, there were no shares of our Series F Preferred Stock issued and outstanding. Each share of Series F Preferred Stock entitles the holder thereof to 1,000,000 votes per share (and, for the avoidance of doubt, each fraction of a share of Series F Preferred Stock has a ratable number of votes). Thus, each one-thousandth of a share of Series F Preferred Stock entitles the holder thereof to 1,000 votes. The outstanding shares of Series F Preferred Stock will vote together with the outstanding shares of common stock of the Company as a single class exclusively with respect to (1) any proposal to adopt an amendment to Certificate of Incorporation to reclassify the outstanding shares of common stock at a ratio specified in or determined in accordance with the terms of such amendment and (2) any proposal to adjourn any meeting of stockholders called for the purpose of voting on the matters mentioned in the aforementioned proposal. The Series F Preferred Stock is not entitled to vote on any other matter, except to the extent required under the Delaware General Corporation Law.

As of March 31, 2026, there were 62,220 shares of Series X Preferred Stock authorized and 53,100  shares of our Series X Preferred Stock issued and outstanding. As of March 31, 2026, the conversion price for each share of Series X Preferred Stock is $20.40. The conversion ratio (the “Conversion Ratio”) for each share of Series X Preferred Stock is determined by dividing the Stated Value (as defined in the Series X Certificate of Designations, as defined below) of each share of Series X Preferred Stock, initially valued at $606.3756, divided by the conversion price which provides an implied Conversion Ratio of 1,000 shares of common stock issuable upon the conversion of each share of Series X Preferred Stock, subject to adjustment as provided in the Certificate of Designations of the Series X Non-Voting Convertible Preferred Stock (the “Series X Certificate of Designations”). Effective as of 5:00 p.m. Eastern Time on the fourth business day after the approval of the shares of common stock issuable upon conversion of the Series X Preferred Stock (the “Series X Stockholder Approval”), each share of Series X Preferred Stock then outstanding shall automatically convert into a number of shares of common stock equal to the Conversion Ratio, subject to applicable beneficial ownership limitations. Subject the terms of the Series X Certificate of Designations, the Series X Preferred Stock is also convertible, at the option of the holder, at any time and from time to time following 5:00 p.m. Eastern Time on the third business day after the date that the Series X Stockholder Approval, into a number of shares of common stock equal to the Conversion Ratio, subject to the applicable beneficial ownership limitations. Except as otherwise provided in the Series X Certificate of Designations, or as required by the DGCL, the Series X Preferred Stock shall have no voting rights. As of December 31, 2025, there were 820 shares of our Series G Preferred Stock issued and outstanding. The Series G Preferred Stock is convertible into shares of common stock at a current conversion price equal to $17.77 per share of common stock, subject to adjustment as provided in the Series G Certificate of Designations, at any time at the option of the holder prior to the fifth anniversary of the date of issuance, at which time all shares of outstanding Series G Preferred Stock shall automatically and without any further action by the holder be converted into shares of common stock at the then effective conversion price. The holders of Series G Preferred Stock are entitled to receive cumulative dividends at the rate per share of 9% per annum of the stated value per share, until the fifth anniversary of the date of issuance of the Series G Preferred Stock. The five year 9% per annum dividend will be paid upon conversion of the Series G Preferred Stock irrespective of the timing of conversion such that upon conversion, the conversion price will incorporate the five-year 9% dividend. Except as otherwise provided in the Series G Certificate of Designations or as otherwise required by law, the Series G Preferred Stock shall have no voting rights.

As of December 31, 2025, there were 11,111 shares of our Series H Preferred Stock issued and outstanding. The Series H Preferred Stock were initially convertible into the common stock at the election of the holder at any time at an initial conversion price of $10.10 per share, and following the additonal investment right consummated in March 24, 2026 and as March 31, 2026, at the current conversion price of $1.0422 per share (the “Series H Conversion Price”). The Series H Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications, stock combinations and the like (subject to certain exceptions) and subject to price-based adjustment in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for common stock, at a price below the then-applicable Series H Conversion Price (subject to certain exceptions). Except as otherwise provided in the Series H Certificate of Designations or as otherwise required by law, the Series H Preferred Stock shall have no voting rights.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2025, were previously disclosed in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, we issued (i) 3,318 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 12,526 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (iii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”). In addition, the Company issued 3,626 shares of Series X Preferred Stock to a service provider of ENvue, replacing its equity interest in ENvue, resulting in a total of 61,346 shares of Series X Preferred Stock outstanding after the Merger.

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

Inventory write-offs are provided to cover risks arising from slow-moving items and obsolete items. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value.

Impairment of long-lived assets

The long-lived assets of the Company, including finite-lived intangible assets, are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an assets to the future undiscounted cash flows expected to be generated by the assets. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.

During the years ended December 31, 2025 and 2024, the Company recorded a long-lived asset impairment charge of $645 and $0, respectively. See Note 21

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

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired technology and acquired customer relationships from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to the provisional fair values of the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the earlier of the end of the measurement period or the final determination of the fair values of the assets acquired and liabilities assumed, any subsequent adjustments are recorded in earnings.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 4 Merger, for further information.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrants meet the required conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in Financial expenses or income in the unaudited interim condensed consolidated statements of operations.

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

Recently adopted accounting standards

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The guidance is effective for the Company for annual periods beginning January 1, 2025. The Company adopted this guidance for the year ended December 31, 2025 on a prospective basis.

Recently issued accounting standards

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40):Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for costs related to internal-use software and better align it with current software development practices. The amended guidance removes references to project stages and clarifies when entities are required to begin capitalizing eligible costs. This guidance will be effective for the Company for annual periods beginning January 1, 2028, with early adoption permitted. The guidance may be applied prospectively, retrospectively, or using a modified prospective transition method. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Results of Operations

Year Ended December 31, 2025, Compared to Year Ended December 31, 2024

Revenues. For the years ended December 31, 2025 and 2024, revenues were approximately $2,553 and $2,558, respectively, representing a decrease of approximately $5, or 0.2%, year over year. The decrease was primarily attributable to the removal of PainShield Ultra from the market, partially offset by revenues generated from ENvue systems, as well as continued revenues from Veterans Administration facilities and workers’ compensation programs and sales through certain sales representatives and our largest direct medical equipment distributor. Revenues may fluctuate as new customers are added or when existing distributors or customers place large orders in one period and not in another.

For the year ended December 31, 2025, the percentage of revenues attributable to our products was: PainShield and monthly kits 73%– Envue system and tubes 27%. For the year ended December 31, 2024, the percentage of revenues attributable to our products was: PainShield and monthly kits – 99% and UroShield – 1%. For the years ended December 31, 2025, and 2024, the portion of our revenues that was derived from our largest direct medical equipment distributor, were 31% and 36%, respectively.

Gross Profit. For the years ended December 31, 2025, and 2024, gross profit was approximately $153 and $1,508, respectively, a decrease of approximately 90% or $1,355. Gross margin was also significantly impacted, declining primarily due to the removal of PainShield Ultra from the market, which historically generated higher margins, as well as inventory write-downs associated with PainShield Ultra. In addition, amortization expense related to intangible assets recognized in connection with the ENvue merger, which is recorded within cost of goods sold, further contributed to the decline in gross margin.

Gross profit as a percentage of revenues were approximately 6% and 59% for the years ended December 31, 2025, and 2024, respectively. The increase in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the years ended December 31, 2025 and 2024, research and development expenses were approximately $1,762 and $909, respectively, representing an increase of approximately $853, or 94%. The increase was primarily attributable to additional costs related to new intellectual property and patent activities, increased quality assurance and regulatory audit efforts associated with the ENvue system, along with continued expenses related to product development activities.

Research and development expenses as a percentage of total revenues were approximately 69% and 36% for the years ended December 31, 2025, and 2024, respectively.

Our research and development expenses consist mainly of expenses related to subcontracting research and development and clinical trial activities, as well as payroll expenses to employees, and the associated facilities’ costs, who are involved with research and development activities.

Selling and Marketing Expenses. For the years ended December 31, 2025 and 2024, selling and marketing expenses were approximately $2,493 and $720, respectively, representing an increase of approximately $1,773, or 246%. The increase was primarily attributable to amortization expense related to intangible assets recognized in connection with the purchase price allocation, as well as higher consulting fees and travel costs associated with system reactivation, new installations, commercialization activities, and rebranding efforts for the ENvue system.

Selling and marketing expenses as a percentage of total revenues were approximately 98% and 28% for the years ended December 31, 2025, and 2024, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the years ended December 31, 2025 and 2024, general and administrative expenses were approximately $7,633 and $3,461, respectively, representing an increase of approximately $4,172, or 121%. The increase was primarily attributable to higher legal fees related to securities matters, merger-related expenses, and litigation, as well as increased accounting and professional consulting fees incurred in connection with the business combination, severance costs associated with former executive management and termination costs with former board members.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, stock-based compensation expenses, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 299% and 135% for the years ended December 31, 2025, and 2024, respectively.

Goodwill and Intangible Assets Impairment Expense. For the year ended December 31, 2025, we recognized a non-cash impairment charge of approximately $11,154 related to goodwill and intangible assets associated with the ENvue reporting unit, consisting of approximately $10,509 related to goodwill and $645 related to intangible assets. The impairment resulted from our annual impairment assessment, during which the estimated fair value of the reporting unit and certain long-lived assets was determined to be below their respective carrying values.

Financial income (expense). For the years ended December 31, 2025, and 2024, financial income (expense), net was income of approximately $4,397 and expense of approximately $(104), respectively. This was primarily driven by a gain of approximately $6,204 related to the change in fair value of warrant liabilities that was partially offset by warrant liability issuance expenses of $1,418, and interest expense of $288 related to the Company’s loan.

Income tax expense. For the year ended December 31, 2025, our income tax benefit was approximately $307. For the year ended December 31, 2024, our income tax expense was approximately $19. For 2025 and 2024 we recorded tax expense at our Israeli subsidiary based on the appropriate tax rate and in addition for 2025 we recorded a change in the valuation allowance

Net Loss. Our net loss increased by approximately $14,480 or 391%, to approximately $18,185 for the year ended December 31, 2025, from approximately $3,705 during the same period in 2024. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

We have incurred net losses of approximately $18,185 during the year ended December 31, 2025. We also had negative cash flow from operating activities of $9,372 for the year ended December 31, 2025. Although we had a cash balance of just over $4,254 as of December 31, 2025, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of our ability to continue as a going concern. We will need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the year ended December 31, 2025, we met our short-term liquidity requirements from our existing cash reserves and equity financings. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, advance development of new products, and respond to evolving technological and market conditions. We expect to continue to incur losses and negative cash flows from operations.

We intend to fund our operations through a combination of equity financings and potential strategic alliances with third parties. However, there can be no assurance that we will be able to raise additional capital, when needed, on terms favorable to us, or at all.

We do not have any material commitments to capital expenditures as of December 31, 2025, and we are not aware of any material trends in capital resources that would impact our business.

As of December 31, 2025, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

September 2025 Registered Direct Offering

On September 16, 2025, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company agreed to issue and sell (i) 74,114 shares of common stock, and (ii) pre-funded warrants to purchase up to 217,090 shares of common stock in a registered direct offering for $2.04 million, pursuant to an effective shelf registration statement on Form S-3 (the “September 2025 Registered Direct Offering”). The offering price was $7.01 per share of common stock and $7.009 per pre-funded warrant, which was the price of each share of common stock sold, minus the nominal $0.001 exercise price per pre-funded warrant. The net proceeds from the September 2025 Registered Direct Offering were approximately $1.88 million, after deducting placement agent fees of $163.

July 2025 Private Placement of Series H Preferred Stock

On July 18, 2025, we entered into a Securities Purchase Agreement (the “Series H Purchase Agreement”) with a certain institutional investor (the “Series H Investor”), pursuant to which we agreed to sell to the Series H Investor (i) an aggregate of 8,889 shares of our newly-designated Series H Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1,000 per share, initially convertible into up to 880,099 shares of our common stock, at an initial conversion price of $10.10 per share (the “Series H Preferred Stock”) pursuant to the Certificate of Preferences, Rights and Limitations of the Series H Convertible Preferred Stock (the “Series H Certificate of Designations”) and (ii) warrants to acquire up to an aggregate of 467,836 shares of common stock (the “Series H Warrants”) at an exercise price of $22.50 (such closing, the “July 2025 Initial Closing”).

Pursuant to the terms of the Series H Purchase Agreement, we also agreed to issued 2,222 shares of Series H Preferred Stock with a total stated value of $2,222 in a second closing and warrants to acquire up to an aggregate of 116,960 shares of common stock the Series H Warrants at an exercise price of $22.50 (such closing, the “Series H Second Closing”), subject to the satisfaction of customary closing conditions. Additionally, pursuant to the terms of the Series H Purchase Agreement, we have agreed that during the period ending 36 months from the effective date of the registration statement (the “Series H Resale Registration Statement”) registering the resale of the shares of common stock underlying the Series H Preferred Stock and the Series H Warrants, the Series H Investor shall have the right, but no obligation, upon notice to us from time to time, to purchase up to an aggregate of $44,000 stated value (representing 44,000 shares of Series H Preferred Stock and $39,600 of subscription amount) of additional Series H Preferred Stock.

The Series H Initial Closing occurred on July 22, 2025, and the Series H Second Closing of the private placement occurred October 30, 2025. The aggregate net proceeds from the Private Placement of Series H Preferred Stock was $9 million, after deducting placement agent fees and other offering expenses payable by the Company of $958.

On January 30, 2026, we entered into that certain Amendment Agreement (the “Series H Amendment Agreement”) with the Required Holders (as defined in the Series H Amendment Agreement). Pursuant to the Series H Amendment Agreement, the Required Holders agreed to amend the Series H Certificate of Designations by filing a Certificate of Amendment (the “Series H Certificate of Amendment”) to the Series H Certificate of Designations with the Secretary of State of the State of Delaware to remove the Floor Price (as defined in the Series H Certificate of Designations) in consideration of the holders of the Series H Preferred Stock exercising $2,500,000 of the Additional Investment Right (as such concept is described in the Series H Purchase Agreement by and between us and the holders of the Series H Preferred Stock.

May 2025 Underwritten Public Offering, Series G Convertible Preferred Stock

On May 16, 2025, we announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 40,000 shares of our Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.01 per share and a stated value equal to $25, and warrants to purchase up to 490,198 shares of common stock, par value $0.01 per share at an exercise price of $20.40 per share (the “May 2025 Warrants”). The combined public offering price of each share of Series G Preferred Stock together with an accompanying May 2025 Warrant was $25. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. We also issued to Dawson James Securities, Inc. warrants (the “May 2025 Representative’s Warrants”) to purchase up to 24,510 shares of common stock the May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

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

April 2025 Promissory Note and Guaranty

On April 11, 2025, we issued a promissory note (the “April Note”) to Alpha (“Alpha” in the principal amount of $360 (the “April Note Principal Amount”), together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025 (the “April Note Maturity Date”) and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bore interest at an annual rate equal to 8.0% and was payable “in kind” by adding such accrued interest to the April Note Principal Amount. On May 19, 2025, we paid the April Note in full using proceeds from the 2025 Underwritten Offering, pursuant to the terms of the April Note.

Summary of Cash Flow

General. As of December 31, 2025, we had cash of approximately $4,241, net compared to approximately $752 as of December 31, 2024. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $9,372 for the years ended December 31, 2025, and approximately $2,516 for the same period in 2024. The increase in net cash used in operating activities of approximately $8,330 was primarily attributable to non-cash charges, including goodwill and intangible asset impairment, issuance costs allocated to warrant liabilities, depreciation and amortization, and non-cash interest expense, partially offset by a gain related to the change in fair value of warrant liabilities and a benefit from deferred taxes.

Cash provided by (used in) our investing activities was approximately $148 and ($3) for the years ended December 31, 2025, and 2024, respectively, from cash acquired in the ENvue Merger and purchases of fixed assets.

Cash provided by financing activities during the years ended December 31, 2025, and 2024, was approximately $12,786 and $1, respectively, which was primarily composed of net proceeds received from the issuance of common stock and preferred stock and warrants. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments.

Factors That May Affect Future Operations

We believe that our future operating results will continue to be subject to quarterly variability based on a number of factors, including the ordering patterns of our distributors, the timing of regulatory approvals, the progress and implementation of clinical trials, and manufacturing efficiencies associated with the adoption of new materials and equipment.

Our operating results may also be impacted by geopolitical developments, including hostilities in Israel and the broader Middle East, which could disrupt trade, impact our ability to ship products, or affect our operations and those of our partners. In addition, fluctuations in foreign currency exchange rates, including a weakening of the Euro or strengthening of the New Israeli Shekel against the U.S. dollar, may adversely affect our results of operations.

More broadly, macroeconomic conditions, including changes in reimbursement policies and healthcare spending in the markets in which we operate, may impact customer demand for our products.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act. Our management including the Chief Executive Officer and Chief Financial Officer has determined that, as of December 31, 2025, the Company’s disclosure controls and procedures are ineffective and has concluded the consolidated financial statements for the periods covered by and included in this Annual Report fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

With the participation of the Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, in Internal Control — Integrated Framework (2013).

Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our internal control over financial reporting was ineffective as of December 31, 2025, as a result of the material weakness described below.

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

We did not have adequate controls in place to ensure adequate review, including the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures. In addition, we identified deficiencies in certain aspects of our information technology general controls (“ITGCs”), primarily related to the monitoring of our ERP systems and related processes, which impacted the effectiveness of certain automated controls and management review procedures.

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

The following remedial actions were taken through the year ended December 31, 2025:

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

During the period covered by this Annual Report on Form 10-K, we have not been able to remediate the material weaknesses identified above. Although the Company has taken numerous steps, our remediation plan is not complete because we did not have adequate controls in place to ensure adequate review, including the controls over managements review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures, and our remediation plan has not operated for a sufficient period of time for the Company to complete testing to conclude that our newly implemented controls and procedures were operating effectively as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, there were several changes in our internal control over financial reporting that management believes has materially improved our internal controls over financial reporting. These implemented changes included, but not necessarily limited to: (i) conduct of a comprehensive review of existing controls related to information technology and systems relevant to financial statement preparation; (ii) establishment of a formalized written set of policies and procedures, including testing documentation, to ensure compliance with the COSO 2013 framework and maintaining comprehensive documentation of all control procedures, policies, and testing documentation; (iii) development and implementation of proper accounting and reconciliation procedures for tracking the number of securities issued; (iv) development and formalization of appropriate IT policies, including segregation of duties and monitoring procedures; and (v) engagement of third-party consultants with expertise in internal controls and regulatory compliance to provide guidance and assistance in enhancing control frameworks and addressing deficiencies effectively. In additional to the foregoing, from time to time, we make changes to our internal control over financial reporting that are intended to enhance its effectiveness, and which do not have a material effect on our overall internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the name, age and positions of each director as of March 31, 2026.

Name	Age	Position with the Company
Doron Besser, M.D.	56	Chief Executive Officer and Director
David Johnson (1)(2)(3)	67	Chairman of the Board
Zeev Rotstein, M.D.(1)(3)	74	Director
Allison Burgett(1)(2)(3)	46	Director
Nino Pionati(1)(2)	68	Director

(1)	Current member of Compensation Committee.
(2)	Current member of Audit Committee.
(3)	Current member of Nominating and Corporate Governance Committee.

The following sets forth biographical information and the qualifications and skills for each director:

Doron Besser, M.D., Chief Executive Officer and Director. Dr. Besser serves as Chief Executive Officer and President of ENvue Medical, Inc. and brings more than two decades of leadership experience in medical device innovation, strategic commercialization, and organizational growth. Prior to joining ENvue Medical, Dr. Besser served as Chief Executive Officer of Angioslide Ltd., a company focused on the development of angioplasty products, where he led the company from early-stage development through animal and human clinical trials, regulatory approvals, and initial commercial market penetration in Europe and the United States. Dr. Besser previously served as Vice President of Clinical and Marketing and Vice President of Business Development at superDimension Ltd., a developer of minimally invasive pulmonology technologies, where he was part of the founding leadership team and played a key role in identifying market opportunities and developing the company’s clinical and commercial strategy. In 2012, superDimension was acquired by Covidien for approximately $300 million. Throughout his career, Dr. Besser has focused on identifying innovative medical technologies and advancing them through the product development lifecycle, including regulatory clearance, commercialization, and international market expansion. Dr. Besser holds a Doctor of Medicine degree from Ludwig Maximilian University of Munich. Dr. Besser’s experience in the healthcare industry provides him with the qualifications and expertise to serve as a member of our Board of Directors.

Dave Johnson, Chairman of the Board. Mr. Johnson is the Chairman of ENvue Medical, Inc. and a seasoned healthcare executive with more than 30 years of experience in the medical technology and biotechnology industries. Mr. Johnson most recently served as Non-Executive Chairman of Advanced Medical Balloons from January 2022 to September 2025, where he helped guide the company through its acquisition by Stryker. Previously, he served as Executive Chairman of the Board of Enveric Biosciences and as Chairman of the Board of HyperMed Imaging, Inc. Mr. Johnson also served as Chief Executive Officer and a member of the Board of Directors of Alliqua BioMedical and as a member of the Board of Directors and Chairman of the Compensation Committee of OMNI Orthopedics prior to its acquisition by Corin Orthopedics. Earlier in his career, Mr. Johnson held senior leadership roles at ConvaTec, including Chief Executive Officer and member of the Board of Directors, and previously held leadership positions at Bristol-Myers Squibb and Zimmer Biomet. Mr. Johnson holds an undergraduate degree in business marketing from the Northern Alberta Institute of Technology in Edmonton, Alberta, Canada, completed the INSEAD Advanced Management Program in Fontainebleau, France, and is a Fellow of the Wharton School of the University of Pennsylvania. Mr. Johnson’s extensive leadership experience in global medical technology companies provides him with the qualifications and expertise to serve as Chairman of the Board and a member of our Board of Directors.

Zeev Rotstein, M.D. Professor Rotstein serves as a member of the Board of Directors of ENvue Medical, Inc. and is an internationally recognized cardiologist and expert in health management systems with decades of experience in healthcare leadership, consultancy, and academia. He spent 36 years at Sheba Medical Center, where he served in multiple leadership roles including Deputy Director, Director of the Acute Care Hospital, and Director General from 2004 to 2016. From 2016 to 2021, he served as Chief Executive Officer and Director General of Hadassah Medical Center. Professor Rotstein graduated from the Sackler School of Medicine Tel Aviv University and received a Master of Health Administration from the Leon Recanati Graduate School of Business Administration at Tel Aviv University. He has held fellowships at the New York Department of Health, Tufts University, and the Johns Hopkins Bloomberg School of Public Health. Professor Rotstein’s experience in healthcare leadership and health systems management provides him with the qualifications and expertise to serve as a member of our Board of Directors.

Allison Burgett, Director. Ms. Burgett serves as a member of the Board of Directors of ENvue Medical, Inc. and is a finance executive with more than two decades of leadership experience at publicly held companies. She currently serves as Chief Financial Officer of Eagle Next Holdings (NYSE American: UAVS), a public technology and drone solutions company formerly known as AgEagle Aerial Systems, Inc., where she leads financial planning, forecasting, and capital structure management and has strengthened financial operations and internal controls. Prior to joining Eagle Next Holdings, Ms. Burgett held senior finance leadership roles at Centene Corporation (NYSE: CNC), overseeing strategic budgeting, value capture initiatives, and performance management across multiple business units. Earlier in her career, she held finance leadership positions at Republic Services (NYSE: RSG) and Providence Service Corporation (NASDAQ: PRSC), where she supported acquisitions, divestitures, and operational integration initiatives. Ms. Burgett holds a Master of Business Administration from Boise State University and a Bachelor of Science in Accounting from the University of Phoenix. Her financial leadership experience and expertise in capital markets and corporate operations provide her with the qualifications to serve as a member of our Board of Directors.

Nino Pionati, Director. Mr. Pionati serves as a member of the Board of Directors of ENvue Medical, Inc. and is a healthcare and medical technology executive with more than three decades of experience in strategy, commercialization, and international market expansion. From 2018 to 2021, he served as Chief Commercial Officer of ACell Inc., where he led global commercial operations and helped expand the company’s international presence prior to its acquisition by Integra LifeSciences. From 2015 to 2018, he served as Chief Strategy and Marketing Officer of Alliqua BioMedical, overseeing corporate strategy, marketing, research and development, and reimbursement initiatives. Earlier in his career, Mr. Pionati held senior leadership roles at Bayer HealthCare and ConvaTec, including President, Intercontinental and President, Continence and Critical Care, and previously held marketing leadership positions at Johnson & Johnson. Mr. Pionati holds a Master of Business Administration from the Katz School of Business and an undergraduate degree from Concordia University in Montreal, Canada. His experience in global medical technology strategy and commercialization provides him with the qualifications to serve as a member of our Board of Directors.

Executive Officers

The following table sets forth the names, ages and positions of our executive officers and certain significant employees as of March 31, 2026.

Name	Age	Position
Doron Besser	56	Chief Executive Officer and Director
Nicole Fernandez-McGovern	53	Interim Chief Financial Officer
Rita Silberberg	50	Executive Vice President of Finance and Chief Accounting Officer

Please see the biography of Dr. Besser above in the section “Board of Directors.”

Nicole Feranndez-McGovern, Interim Chief Financial Officer. Ms. Fernandez-McGovern serves as Chief Financial Officer of ENvue Medical, Inc. and is a financial executive with more than 25 years of experience in corporate finance, operations, and strategic leadership across public and private companies. She most recently served as Chief Financial Officer of NLS Pharmaceutics Ltd. (NASDAQ: NLSP) from October 2024 through November 2025, where she led the company through its merger with Kadimastem Ltd., completed in October 2025, and supported the transition to the combined company, NewCelX (NASDAQ: NCEL). From October 2023 through May 2024, she served as Interim Chief Financial Officer of Hayden AI, where she supported capital raises totaling $115 million and the execution of a $700 million contract with the Metropolitan Transportation Authority. From 2016 to 2023, Ms. Fernandez-McGovern served as Chief Financial Officer and Executive Vice President of Operations of Eagle Next Holdings Inc. (NYSE American: UAVS), where she oversaw global financial, operational, and manufacturing functions and served as Interim Chief Executive Officer during the company’s transition to a new CEO in May 2020. Previously, she served as Chief Executive Officer and Chief Financial Officer of Trunity Holdings, Inc., where she led the company’s restructuring. Earlier in her career, she held financial management roles at Elizabeth Arden and began her career in the audit and assurance practice at KPMG LLP. Ms. Fernandez-McGovern has also served on the boards of several public and private companies, including MGO Global, Inc. She holds a Bachelor of Business Administration and a Master of Business Administration from the University of Miami and has been a licensed Certified Public Accountant in Florida since 1998.

Rita Silberberg, Executive Vice President of Finance and Chief Accounting Officer. Ms. Silberberg serves as Chief Financial Officer of ENvue Medical, Inc. and has more than 15 years of experience in corporate finance, international tax planning, and financial management. Prior to joining ENvue Medical in 2022, she served as Chief Financial Officer of Gravity Creative Space and held finance leadership roles including controller at novoGI and firm controller and project manager at Ernst & Young. Ms. Silberberg has extensive experience with accounting and financial reporting standards, including U.S. GAAP and IFRS, and has worked with multinational organizations across multiple jurisdictions. Ms. Silberberg holds a B.A. in Business specializing in Accounting and an LL.B. in Accounting and Finance from the College of Management.

CORPORATE GOVERNANCE

ENvue Medical, Inc., with the oversight of the Board and its committees, operates within a comprehensive plan of corporate governance for the purpose of defining independence, assigning responsibilities, setting high standards of professional and personal conduct and assuring compliance with such responsibilities and standards. We regularly monitor developments in the area of corporate governance.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our officers, directors and employees. The code of business conduct and ethics addresses, among other things, competition and fair dealing, conflicts of interest, financial matters and external reporting, our funds and assets, confidentiality and corporate opportunity requirements and the process for reporting violations of the code of business conduct and ethics, employee misconduct, improper conflicts of interest or other violations. A copy of the code of ethics was attached as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and filed with the Securities and Exchange Commission on March 31, 2017. If we amend or grant a waiver of one or more of the provisions of our code of business conduct and ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to, or waivers from, provisions of our code of business conduct and ethics that apply to our principal executive, financial and accounting officers by posting the required information on our website at www.envuemed.com within four business days following the date of such amendment or waiver.

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

Our Board undertook a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that each of David Johnson, Alison Burgett, Nino Pionati, and Zeev Rotstein, M.D., or four of our five directors, do not have a relationship (other than being a director and/or a stockholder of the Company) that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq Rules.

Our Board of Directors has determined that (i) Alison Burgett, David Johnson, Zeev Rotstein and Nino Pionati, who compose our Audit Committee, (ii) Zeev Rotstein, David Johnson, Nino Pionati and Alison Burgett, who compose our Compensation Committee, and (iii) David Johnson, Alison Burgett, Nino Pionati and Zeev Rotstein, who compose our Nominating and Corporate Governance Committee, each satisfy the independence standards for those committees established by the applicable rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market rules. In making this determination, our Board considered the relationships that each non-employee director has with the Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. We intend to comply with all applicable committee composition and independence requirements within the time periods prescribed by Nasdaq.

Board Committees, Meetings and Attendance

During the year ended December 31, 2025, the Board held 20 meetings.  We expect our directors to attend Board meetings, meetings of any committees and subcommittees on which they serve and each annual meeting of stockholders, either in person or by teleconference. During the year ended December 31, 2025, each director attended at least 50% of the total number of meetings held by the Board and Board committees  of which such director was a member. Last year’s annual meeting was not attended by any directors.

Our Board currently has three standing committees which consist of an audit committee (the “Audit Committee”), a nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) and a compensation committee (the “Compensation Committee”), each of which has the composition and responsibilities described below.

Each of these committees operates under a charter that has been approved by our Board. The current charter of each of these committees is available on our website at www.envuemed.com in the “Governance” section under “Investors.” The reference to our website address does not constitute incorporation by reference of the information contained at or available through our website, and you should not consider it to be a part of this proxy statement.

Audit Committee. As of the date of this Annual Report on Form 10-K, the Audit Committee is comprised of Alison Burgett (Chair), David Johnson, Nino Pionati, and Zeev Rotstein, M.D., each of whom our Board has determined to be financially literate and qualify as an independent director under Sections 5605(a)(2) and 5605(c)(2) of the Nasdaq Rules and Rule 10A-3(b)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, Ms. Burgett qualifies as an “audit committee financial expert,” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Board also determined that each member of our Audit Committee can read and understand fundamental financial statements in accordance with applicable requirements. In arriving at these determinations, the Board examined each Audit Committee member’s scope of experience and the nature of their employment in the corporate finance sector.

The function of the Audit Committee is to assist the Board in its oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) the qualifications, independence and performance of our independent auditors and (4) audit and non-audit fees and services.

The audit committee met 4 times during the year ended December 31, 2025.

Prior to each of Mr. Ferguson, Thomas Mika, Christopher Fashek and Maria Schroeder’s resignation from the Board and all committees thereto in 2025, each of Michael Ferguson, Thomas Mika, Christopher Fashek and Maria Schroeder were financially literate and qualified as independent directors under Sections 5605(a)(2) and 5605(c)(2) of the Nasdaq Rules and Rule 10A-3(b)(1) of the Exchange Act.

Nominating and Corporate Governance Committee. As of the date of this Annual Report on Form 10-K, the Nominating and Corporate Governance Committee is comprised of David Johnson (Chair), Alison Burgett, and Zeev Rotstein, M.D., each of whom our Board has determined qualifies as an independent director under Section 5605(a)(2) of the Nasdaq Rules.

The primary function of the Nominating and Corporate Governance Committee is to identify individuals qualified to become board members, consistent with criteria approved by the Board, and select the director nominees for election at each annual meeting of stockholders as well as reviewing the Company’s corporate governance policies and any related matters.

The Nominating and Corporate Governance Committee met 1 time during the year ended December 31, 2025.

Prior to Martin Goldstein, Christopher Fashek, and Maria Schroeder’s resignation from the Board and all committees thereto in 2025, each of Martin Goldstein, Christopher Fashek, and Maria Schroeder qualified as an independent director under Section 5604(a)(2) of the Nasdaq Rules.

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

The Compensation Committee met 1 times during the year ended December 31, 2025.

Prior to Michael Ferguson, Thomas Mika, Christopher Fashek and Maria Schroer’s resignation from the Board and all committees thereto in 2025, each of Thomas Mika, Christopher Fashek and Michael Ferguson qualified as an independent director under Sections 5605(a)(2) and 5605(d)(2) of the Nasdaq Rules, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act.

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

Currently, the offices of the Chairman of the Board and the Chief Executive Officer are held by two different people. David Johnson is our independent, non-executive chairman of the Board, and Doron Besser is our chief executive officer. The Chief Executive Officer will be responsible for our day-to-day leadership and performance, while the chairman of the Board will provide guidance to the chief executive officer and set the agenda for board meetings and preside over meetings of the Board. We believe that separation of the positions will reinforce the independence of the Board in its oversight of our business and affairs, and create an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board to monitor whether management’s actions are in our best interests and those of our stockholders.

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

The Board continually reviews the Company’s controls and procedures that involve cybersecurity matters to determine the potential material impact to our financial results, operations, and/or reputation to ensure such incidents are immediately reported by management to the Board, or individual members or committees thereof, as appropriate, in accordance with our escalation framework.

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

Communications with Directors

The Board welcomes communication from our stockholders. Stockholders and other interested parties who wish to communicate with a member or members of our Board or a committee thereof may do so by addressing correspondence to the Board member, members or committee, c/o Envue Medical, Inc., 969 Pruitt Place, Tyler TX 75703, Attn: Doron Besser, Chief Executive Officer. Our Chief Executive Officer will review and forward correspondence to the appropriate person or persons.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that each of our directors and executive officers, and any other person who owns more than ten percent (10%) of our common stock, file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. To our knowledge, based solely on information furnished to us and written representations by such persons that no such other reports were required to be filed, we believe that all such SEC filing requirements were met in a timely manner during the year ended December 31, 2025, other than with respect to the following:

On December 25, 2025, December 29, 2025, January 12, 2026, and February 26, 2026, Form 43s for each of David Johnson, Alison Burgett, Zeev Rotstein and Nicole Fernandez-McGovern were filed late in connection with the commencement of such persons becoming directors or officers, as applicable, of the Company.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the names and positions of: (i) each person who served as our principal executive officer during the year ended December 31, 2025, (ii) the two most highly compensated executive officers, other than our principal executive officer, who were serving as executive officers, as determined in accordance with the rules and regulations promulgated by the SEC, as of December 31, 2025, (iii) up to two additional individuals for whom disclosure would have been provided pursuant to clause (ii) but for the fact that the person was not serving as our executive officer at December 31, 2025 (collectively our “Named Executive Officers”):

Name	Position
Doron Besser	Chief Executive Officer
Nicole Fernandez-McGovern	Interim Chief Financial Officer
Brian Murphy	Former Chief Executive Officer
Stephen Brown	Former Chief Financial Officer

Summary Compensation Table

The following table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2025, and 2024 by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)(2)
Doron Besser, Chief Executive Officer	2025	$354,744	$224,647	-	$22,269	$601,660
	2024	$-	-	-	-	$-
Nicole Fernandez-McGovern, Interim Chief Financial Officer	2025	$12,500	-	-	-	$12,500
	2024	$-	-	-	-	$-
Brian Murphy, Former Chief Executive Officer	2025	$134,397	73,200	-	321,000	$528,597
	2024	$307,269	83,712	42,285	-	$433,266

Stephen Brown, Former Chief Financial Officer	2025	$293,465	94,500	-	180,000	$567,965
	2024	$255,385	44,500	26,428	-	$326,313

(1)	Represents incentive compensation payments earned.
(2)	In accordance with SEC rules, the amounts reported in this column reflect the aggregate grant date fair value of stock option awards granted during the applicable fiscal year, computed in accordance with ASC Topic 718, Compensation—Stock Compensation. The fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3- “Summary of Significant Accounting Policies” and Note 11- “Stockholders’ Equity (Deficiency)” to our audited consolidated financial statements for the fiscal year ended December 31, 2025, included herein.
(3)	Represents car allowance for Dr. Besser, and lump sum severance payments for Mr. Murphy in the amount of $321 and $180 for Mr. Brown per their employment agreements.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We have entered into agreements with each of our Named Executive Officers. A description of each of these agreements follows.

Doron Besser, Chief Executive Officer

2025 Besser Employment Agreement

On December 17, 2025, ENvue Medical Israel Ltd., our wholly-owned subsidiary, entered into an Amended and Restated Employment Agreement with Dr. Doron Besser, our Chief Executive Officer, which was subsequently amended by the First Amendment to the Amended and Restated Employment Agreement, dated February 2, 2026 (collectively the “Besser Employment Agreement”). The following is a summary of the material terms of the Besser Employment Agreement.

Pursuant to the Besser Employment Agreement, Dr. Besser is entitled to a gross base salary of $360,000 less any applicable payroll deductions and tax withholdings and pursuant to the exchange rate as set forth in the Besser Employment Agreement (the “Besser Base Salary”). Additionally, Dr. Besser shall be eligible to receive a gross annual bonus of up to $180,000, less applicable payroll deductions and tax withholdings, pursuant to the exchange rate as set forth in the Besser Employment Agreement, and subject to the extent to which Dr. Besser has met performance criteria for the applicable calendar year and as determined by the Board of Directors.

Pursuant to the Besser Employment Agreement, and upon the Board’s approval of such grants on April 4, 2026, we granted Dr. Besser an initial award of restricted stock units (the “Initial Grant”) representing, in the aggregate, nine percent (9%) of our issued and outstanding common stock on a fully diluted basis as of the date of grant, subject to the terms and conditions of our 2024 Long-Term Incentive Plan and a restricted stock unit award agreement. The Initial Grant is intended to be made, to the extent possible, under the Capital Gains track of Section 102 of the Israeli Tax Ordinance and shall be fully vested at grant. In addition, we shall issue additional restricted stock units to Dr. Besser on each quarterly anniversary of the date of the Initial Grant, to the extent necessary to maintain his nine percent (9%) fully diluted ownership interest (each, a “Gross-Up”), provided Dr. Besser remains employed on the applicable date of grant. Each Gross-Up shall also be fully vested at grant. In the event Dr. Besser is terminated without Cause or resigns for Good Reason, he shall receive a prorated Gross-Up immediately prior to his termination date, based on the number of calendar days employed during the applicable quarter. As of the date of this Annual Report on Form 10-K, the grant date for the Initial Grant has not yet been determined.

Pursuant to the terms of the Besser Employment Agreement, the Company shall transfer the funds each month to a study fund chosen by Dr. Besser (the “Study Fund”) in the following amounts: (i) 2.5% of the Besser Base Salary, to be contributed by the Dr. Besser and deducted from the Base Salary; and (b) a sum equal to 7.5% of the Besser Base Salary, to be contributed by the Company, all, up to the maximum cap permitted by the Israeli tax authorities for exemption. Upon termination of Dr. Besser’s employment, the Company shall remit to Dr. Besser all sums accumulated for Dr. Besser’s benefit in the Study Fund.

The Besser Employment Agreement shall be at-will and either the Company or Dr. Besser may terminate Dr. Besser’s employment with the Company at any time upon six months’ written notice to the other party, subject to the terms of the Besser Employment Agreement. In the event Dr. Besser’s employment is terminated by the Company without Cause or Dr. Besser resigns for Good Reason, or if a Change in Control of the Company has occurred, and Dr. Besser has resigned for Good Reason, or is terminated for reasons other than for Cause (each as defined in the Besser Employment Agreement), within 90 days from the occurrence of such Change in Control of the Company and provided that Dr. Besser executes and delivers a separation and release agreement in a form acceptable to the Company, within 21 days after Dr. Besser’s date of termination, subject to applicable law, among others, the Company shall pay the Dr. Besser a special one-time gross payment equal to 12 months’ Besser Base Salary in effect on the date of termination), less any applicable payroll deductions and tax withholdings. Dr. Besser shall also be entitled to severance pay in an amount equal to 8 1/3% of the Besser Base Salary and certain pension and insurance contributions.

The Besser Employment Agreement also provides for certain customary covenants regarding non-solicitation, non-competition and confidentiality and certain customary employee benefits regarding transport and technology expenses, among others.

For the years ended December 31, 2025, and December 31, 2024, the Compensation Committee approved performance bonuses of $224,647 and $0, respectively to Dr. Besser.

Nicole Fernandez-McGovern, Chief Financial Officer

2025 Fernandez-McGovern Employment Agreement

On December 18, 2025, we entered into a consulting agreement (the “Fernandez-McGovern Consulting Agreement”) with RCM Financial Consulting, Inc., through which Nicole Fernandez-McGovern serves as our interim Chief Financial Officer. Ms. Fernandez-McGovern is an independent contractor and is not an employee of the Company.

Pursuant to the terms of the Fernandez-McGovern Consulting Agreement, the Company shall pay Ms. Fernandez McGovern an annual salary of $300,000 as well as reimbursement of certain customary expenses. The Fernandez-McGovern Consulting Agreement may be terminated by either Ms. Fernandez-McGovern or the Company at any time by providing 60 days prior written notice, pursuant to, and in accordance with, the terms of the Fernandez-McGovern Consulting Agreement. Pursuant to the terms of the Fernandez-McGovern Consulting Agreement, Ms. McGovern shall perform customary tasks for such a position, including but not limited to, overseeing and perform technical accounting review under GAAP and SEC requirements, leading and conclude impairment testing, going concern analysis, and complex accounting judgments and maintaining responsibility for the accuracy, completeness, and defensibility of the Company’s financial statements. The Fernandez-McGovern Consulting Agreement also provides for certain customary provisions regarding confidentiality.

Brian  Murphy, Former Chief Executive Officer

On June 4, 2025, the Board appointed Doron Besser, M.D., a director of the Board and Chief Executive Officer and President of the Company’s wholly-owned subsidiary, ENvue Medical Holdings LLC, as the Company’s CEO, effective as of the same date. In connection with such appointment, Brian Murphy resigned from the Company as its CEO, effective as of the same date. Prior to Mr. Murphy’s resignation from the Company as its CEO, Mr. Murphy was employed by the Company pursuant to the 2024 Murphy Employment Agreement (as defined below).

2024 Murphy Employment Agreement

On September 20, 2024, we entered into a new employment with Mr. Murphy (the “2024 Murphy Employment Agreement”), pursuant to which the parties agreed to have Mr. Murphy continue to serve as our Chief Executive Officer, effective September 20, 2024, through August 31, 2025, unless earlier terminated by either party pursuant to the 2024 Murphy Employment Agreement. The prior Employment Agreement by and between the Company and Mr. Murphy, dated as of January 1, 2022, terminated upon effectiveness of the 2024 Murphy Agreement.

As consideration for his services as Chief Executive Officer, Mr. Murphy was entitled to receive (i) an annual base salary of $321,000, less applicable payroll deductions and tax withholdings; (ii) reimbursement of any reasonable and customary, documented out-of-pocket expenses actually incurred by Mr. Murphy in connection with the performance of his services under the 2024 Murphy Employment Agreement; and (iii) an annual bonus of up to $100,000, less applicable payroll deductions and tax withholdings, based on the extent to which Mr. Murphy met performance criteria for the calendar year, as determined by us in good faith. Mr. Murphy may also be eligible to receive certain grants of incentive stock options to purchase shares of common stock.

Either party was permitted to terminate the 2024 Murphy Employment Agreement at any time upon ninety (90) days written notice. Upon termination of Mr. Murphy’s employment, we agreed to pay Mr. Murphy (i) any unpaid salary accrued through the date of termination, (ii) any accrued and unpaid vacation or similar pay to which Mr. Murphy is entitled as a matter of law or Company policy, and (iii) any unreimbursed expenses properly incurred prior to the date of termination (the “Murphy Accrued Obligations”).

In the event we terminated Mr. Murphy’s employment for cause, we had no further liability or obligation to Mr. Murphy under the 2024 Murphy Employment Agreement or in connection with Mr. Murphy’s employment, except for the Murphy Accrued Obligations. The 2024 Murphy Employment Agreement also contained certain standard non-competition, non-solicitation, confidentiality, and assignment of inventions requirements for Mr. Murphy.

For the years ended December 31, 2025, and December 31, 2024, the Compensation Committee approved performance bonuses of $73,200 and $83,712, respectively, to Mr. Murphy.

Stephen Brown, Former Chief Financial Officer

On December 18, 2025, the Board appointed Nicole Fernandez-McGovern, as the Company’s interim Chief Financial Officer, effective as of the same date. In connection with such appointment, Stephen Brown resigned from the Company as its Chief Financial Officer, effective as of the same date. Prior to Mr. Brown’s resignation from the Company, Mr. Murphy was employed by the Company pursuant to the A&R Brown Employment Agreement (as defined below).

2025 Amended and Restated Brown Employment Agreement

On August 11, 2025 (the “Brown Effective Date”), the Company entered into an amended and restated employment agreement (the “A&R Brown Employment Agreement”) with Mr. Brown, which such agreement amends, restates and the employment agreements dated September 20, 2024, January 1, 2022, and October 5, 2020. Pursuant to the terms of the A&R Brown Employment Agreement, the Company agreed to pay Mr. Brown an annual salary of $300,000, less any applicable payroll deductions and tax withholdings (the “Brown Base Salary”).

Either the Company or Mr. Brown were permitted to terminate Mr. Brown’s employment with the Company at any time upon 30 days’ written notice to the other party, subject to the terms of the A&R Brown Employment Agreement. In the event of such termination, the Company had agreed to pay Mr. Brown the Brown Base Salary through the date of termination and other customary accrued and reimbursable expenses. Additionally, in the event the Company terminated Mr. Brown’s employment for Cause (as defined in the A&R Brown Employment Agreement) or the Mr. Brown voluntarily resigned for any reason on or before the six-month anniversary of the Brown Effective Date, the Company would have had no further liability or obligation Mr. Brown under the A&R Brown Employment Agreement other than any customary accrued and reimbursable expenses. In the event Mr. Brown’s employment was terminated by (x) the Company without Cause following the Brown Effective Date or (y) Mr. Brown due to a resignation for any reason following the six-month anniversary of the Brown Effective Date, subject to certain terms and conditions of the A&R Brown Employment Agreement, the Company agreed to pay Mr. Brown severance pay in a total amount equal to $180,000.

Additionally, pursuant to the A&R Brown Employment Agreement, Mr. Brown was not permitted to own over aggregate of 2% of the outstanding stock of any class of any corporation engaged in a business that directly competes with the business of the Company if such stock is listed on a national securities exchange in the United States.

The A&R Brown Employment Agreement also provided for certain customary covenants regarding non-solicitation, non-competition and confidentiality.

For the years ended December 31, 2025, and 2024, the Compensation Committee approved performance bonuses of $94,500 and $44,500, respectively to Mr. Brown.

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

2024 Long-Term Incentive Plan

On December 19, 2024, our stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan, which was adopted by our Board on November 6, 2023, and on December 4, 2025, our stockholders approved the First Amendment (the “First Amendment”) to the 2024 Long-Term Incentive Plan (collectively, the “2024 Plan”).

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

Share Authorization. Subject to certain adjustments and to increase by any shares subject to Prior Plan Awards (defined below) that are eligible for reuse, the number of shares of our common stock that are reserved for issuance pursuant to awards under the 2024 Plan is 1,205,454 shares, of which 100% may be delivered pursuant to incentive stock options. Prior to the First Amendment, the number of shares of our common stock that were reserved for issuance pursuant to awards under the 2024 Plan was 600,000 shares. “Prior Plan Awards” means (i) any awards under the Prior Plan (defined below) that are outstanding on the Effective Date and that, on or after the Effective Date, are forfeited, expire, or are canceled; and (ii) any shares subject to awards relating to common stock under the Prior Plan that, on or after the Effective Date, are settled in cash. “Prior Plan” means the 2014 Plan. Any awards outstanding under the Prior Plan as of the Effective Date will continue to be governed by the terms and conditions of the Prior Plan and the applicable award agreement.

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

Outstanding Equity Awards at December 31, 2025

The following table provides certain information as of December 31, 2025, with respect to our equity compensation plans under which our equity securities were authorized for issuance:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	4,411	$8.43	1,044
Equity compensation plans not approved by security holders	-	-	-
Total	4,411	$8.43	1,044

(1)	Represents shares available for issuance under the 2014 Plan and the 2024 Plan as of December 31, 2025, pursuant to outstanding awards. The 2014 Plan expired on February 19, 2024, and no further equity awards may be granted under the 2014 Plan.

DIRECTOR COMPENSATION

The following table shows the compensation earned by persons who served on our Board during the fiscal year ended December 31, 2025, who are not one of our Named Executive Officers. Other than as set forth in the table and described more fully below, we did not pay any compensation, reimburse any expense of, make any equity awards or non-equity awards to, or pay any other compensation to any of the other members of our Board for their services rendered in such period.

	Fees earned or	Option Awards
Name	paid in cash ($)	($) (1)	Total ($)

Current Directors
David Johnson	$-	$-	$-

Zeev Rotstein, M.D.	$-	$-	$-

Allison Burgett	$-	$-	$-

Nino Pionati	$-	$-	$-

Former Directors
Christopher Fashek (2)	$260,500	$-	$260,500

Thomas Mika (3)	$95,000	$-	$95,000

Michael Ferguson (4)	$20,000	$-	$20,000

Martin Goldstein (5)	$60,000	$-	$60,000

Harold Jacob, M. D. (6)	$10,000	$-	$10,000

Aurora Cassirer (7)	$5,000	$-	$5,000

Maria Schroeder (8)	$10,000	$-	$10,000

(1) In accordance with SEC rules, the amounts in this column reflect the dollar amounts to be recognized for financial statement reporting purposes with respect to the 2023 fiscal year in accordance with ASC Topic 718. Fair value is based on the Black-Scholes option pricing model using the market price of the underlying shares at the grant date. For additional discussion of the valuation assumptions used in determining stock-based compensation and the grant date fair value for stock options, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Critical Accounting Policies - Stock-based compensation” and Note 3- “Summary of Significant Accounting Policies” and Note 11- “Stockholders’ Equity” to our audited consolidated financial statements for the fiscal year ended December 31, 2024.

(2) As of December 31, 2025, Mr. Fashek had outstanding options representing the right to purchase 582 shares of our common stock and no outstanding stock awards of shares of common stock. Includes termination costs of $100,000.

(3) As of December 31, 2025, Mr. Mika had outstanding options representing the right to purchase 364 shares of our common stock and no outstanding stock awards of shares of common stock. Includes termination costs of $75,000.

(4) As of December 31, 2025, Mr. Ferguson had outstanding options representing the right to purchase 364 shares of our common stock and no outstanding stock awards of shares of common stock.

(5) As of December 31, 2025, Mr. Goldstein had outstanding options representing the right to purchase 391 shares of our common stock and no outstanding stock awards of shares of common stock. Includes termination costs of $50,000.

(6) As of December 31, 2025, Dr. Jacob had outstanding options representing the right to purchase 182 shares of our common stock and no outstanding stock awards of shares of common stock.

(7) As of December 31, 2025, Ms. Cassirer had outstanding options representing the right to purchase 364 shares of our common stock and no outstanding stock awards of shares of common stock.

(8) As of December 31, 2025, Ms. Schroeder had outstanding options representing the right to purchase 364 shares of our common stock and no outstanding stock awards of shares of common stock.

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

No other compensation was paid to our non-employee directors other than as noted in the table above for the one-year period ended December 31, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 31, 2026, by:

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

Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o ENvue Medical, Inc., 969 Pruitt Place, Tyler TX 75703. As of March 31, 2026, we had 3,700,908 shares of common stock, 0 shares of Series C Preferred Stock, 0 shares of Series D Preferred Stock, 0 shares of Series E Preferred Stock, 0 shares of Series F Preferred Stock, 820 shares of Series G Preferred Stock, 10,209 shares of Series H Preferred Stock and 50,528 shares of Series X Preferred Stock outstanding.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage of Shares Outstanding (1)
5% Owners
Alpha Capital Anstalt	181,344	(2)	4.9	%(2)
Directors and Executive Officers
Doron Besser, M.D.	92,964	(3)	2.5%
Nicole Fernandez-McGovern	-		-
Rita Silberberg	-		-
David Johnson	-		-
Alison Burgett	-		-
Nino Pionati	-		-
Zeev Rotstein, M.D.	-		-
Brian Murphy	909	(4)	*	%
Stephen Brown	582	(5)	*	%
All directors and executive officers as a group (9 persons)	94,455		2.6%

*	Represents ownership of less than 1%

(1)	Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2026. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)	The shares are held by Alpha Capital Anstalt, a company based in Vaduz Liechtenstein, comprised of 0 shares of common stock, 39,002 Series X Preferred Shares, 10,209 Series H Preferred Shares and 181,344 shares of common stock issuable upon the exercise of the February and July 2025 Warrants and excludes 570,020 shares of common stock issuable upon the exercise of the 2025 Warrants which are subject to the beneficial ownership limitation of 4.9% as well as shares of common stock issuable upon the exercise of the Preferred Stock The address of Alpha Capital Anstalt is Lettstrasse 32, FL-9490, Furstentums, Vaduz, Austria, Liechtenstein.

(3)	Comprised of 3,128 Series X Preferred Shares to be converted into common stock held by Dr. Besser as of March 31, 2026.

(4)	Comprised of 582 shares of common stock that may be purchased by Mr. Brown upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2026.

(5)	Comprised of 909 shares of common stock that may be purchased by Mr. Murphy upon exercise of stock options that are currently exercisable or exercisable within 60 days following March 31, 2026.

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

Transactions with Related Parties

In 2025, we engaged the law firm Pierson Ferdinand to handle certain of our legal services. As has been previously disclosed, one of our former board members, Aurora Cassirer, is a partner at Pierson Ferdinand. Ms. Cassirer did not provide any legal services or legal advice to the Company. For the year ended December 31, 2025, we paid legal fees to Pierson Ferdinand in the amount of $323,000.

Other than compensation agreements and other arrangements which are described as required under “Director Compensation” and “Executive Compensation” and the transactions described above, since January 1, 2024, there has not been, and there is not currently proposed, any transaction or series of similar transactions to which we were or will be a party in which the amount involved exceeded or will exceed the lesser of $120,000 or the average of our total assets at year-end for the last two completed fiscal years and in which any director, executive officer, holder of 5% or more of any class of our capital stock, or any member of their immediate family had or will have a direct or indirect material interest.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On August 12, 2025, the Audit Committee of the Board of Directors approved the dismissal of Zwick CPA PLLC (“Zwick”) as the Company’s independent registered public accounting firm, effective as of the same date.

The reports of Zwick on the Company’s consolidated financial statements for the two most recent fiscal years, ended December 31, 2024, and December 31, 2023, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except Zwick’s report on the consolidated financial statements of the Company as of and for the years ended December 31, 2024, and December 31, 2023, contained an explanatory paragraph stating there was substantial doubt about the Company’s ability to continue as a going concern.

During the two most recent fiscal years, ended December 31, 2024, and December 31, 2023, and the subsequent interim period through August 12, 2025, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K) with Zwick on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Zwick, would have caused Zwick to make reference to the subject matter of the disagreements in connection with its reports on the Company’s consolidated financial statements for such years. Also during this time, there were no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, except that, for the years ended December 31, 2024, and December 31, 2023, and for each of the quarters within the years ended December 31, 2024, and 2023, management identified deficiencies in the Company’s design and effectiveness of their internal control over financial reporting that were considered to be material weaknesses.

On August 13, 2025, the Audit Committee engaged Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global (“EY”), as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2025, effective immediately. EY also served as the Company’s independent registered public accounting firm for the re-audit of the fiscal year ended December 31, 2024.

During the fiscal years ended December 31, 2025 and December 31, 2024 neither the Company nor anyone on its behalf consulted with EY regarding (i) the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report nor oral advice was provided to the Company that EY concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement,” as defined in Item 304(a)(1)(iv) of Regulation S-K, or a “reportable event,” as defined in Item 304(a)(1)(v) of Regulation S-K.

The following is a summary of the fees billed or expected to be billed to us by Kost Forer Gabbay & Kasierer, our independent registered public accountants, for professional services rendered with respect to the fiscal years ended December 31, 2025, and 2024:

	Kost Forer Gabbay & Kasierer
	2025	2024
Audit fees (1)	$385,000	$160,000
Audit-related fees (2)
Tax fees (3)
All other fees (4)	16,000	$-
Total	$391,000	$160,000

(1)	Audit Fees. This category includes the fees related to the audit of our annual financial statements and the review of our interim quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of our interim financial statements.

(2)	Audit-Related Fees. This category typically consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

(3)	Tax Fees. This category typically consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice.

(4)	All Other Fees. This category includes aggregate fees billed in each of the last two fiscal years for Kost Forer Gabbay & Kasierer for products and services provided by the relevant independent registered public accounting firm other than the services reported in the categories above.

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

All of the services rendered by Kost Forer Gabbay & Kasierer were pre-approved by the Audit Committee.

The Board considered the audit fees, audit-related fees, tax fees and other fees paid to our accountants, as disclosed above, and determined that the payment of such fees was compatible with maintaining the independence of the accountants.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits:

See “Index to Exhibits” for a description of our exhibits.

ITEM 16. FORM 10-K SUMMARY

None.

Kost Forer Gabbay & Kasierer 144 Menachem Begin Road, Building A, Tel-Aviv 6492102, Israel	Tel: +972-3-6232525 Fax: +972-3-5622555 ey.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of ENvue Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENvue Medical, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination

Description of the matter

As described in Note 4 to the consolidated financial statements, during 2025 the Company completed the acquisition of ENvue Medical Holding LLC (“ENvue”) for a total consideration of $42,452 thousands, which included a combination of the Company’s ordinary shares, Series X Preferred Stock and Pre-Funded Warrants. The transaction was accounted for as a business combination.

Auditing the Company’s accounting for its acquisition of ENvue was complex due to the significant estimation uncertainty required by management in determining the fair value of the identified intangible assets, which principally consisted of technology intangible asset in the amount of $3,500 thousands and Customer relationships intangible asset in the amount of $1,820 thousands. The significant assumptions used to estimate the fair value of the technology and customer relationships intangible assets included, among others, discount rate and projected revenue growth rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit

To test the estimated fair value of the technology and customer relationships intangible assets, we performed audit procedures that included, among others, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist in evaluation of the methodology used by the Company and certain assumptions included in the fair value estimates. Our valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates used in the valuation models and comparing those to the discount rates selected by management. In addition, we evaluated the appropriateness of the related disclosures in relation to the acquisition.

Impairment of Goodwill and long-lived assets

Description of the matter

As described in Note 21 to the consolidated financial statements, during 2025 the Company recorded an impairment loss on goodwill and certain long-lived assets related to the ENvue reporting unit. The Company evaluated the ENvue long-lived assets and goodwill for recoverability and determined that certain assets were not recoverable. As a result, the Company recognized a $645 thousands impairment loss related to ENvue long-lived assets, and a $10,509 thousands impairment of goodwill. This represented the amount by which the carrying value exceeded the estimated fair value of these assets.

Auditing the Company’s goodwill and long-lived assets impairment assessments involved significant auditor judgment due to the significant estimation uncertainty in determining the fair value of the reporting unit. The significant estimation uncertainty was primarily due to the sensitivity of the fair values to the significant underlying assumptions. Significant assumptions used in the Company’s fair value estimate included discount rates, royalty rates, and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates). These significant assumptions are especially challenging to audit as they are forward looking and could be affected by future economic and market conditions.

How we addressed the matter in our audit

Our audit procedures included, among others, testing the key inputs and significant assumptions discussed above. We involved our valuation specialists to assist with our evaluation of discount rates and royalty rates. Additionally, we evaluated the significant assumptions used by the Company, and validated the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in the assumptions.

/s/ KOST FORER GABBAY & KASIERER

A Member of EY Global

We have served as the Company’s auditor since 2025.

Tel-Aviv, Israel

April 15, 2026

The accompanying notes are an integral part of these consolidated financial statements

ENVUE MEDICAL, INC.

Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS:
Current assets:
Cash and cash equivalents	$4,224	$752
Restricted cash	30	-
Trade receivables	289	98
Prepaid expenses and other accounts receivable	391	290
Inventory	2,337	2,191
Total current assets	7,271	3,331

Non-current assets:
Property and equipment, net	119	9
Severance pay fund	125	173
Operating lease right-of-use assets	127	116
Long-term trade receivables	20	-
Intangible Assets, net	4,380	-
Goodwill	29,082	-
Total non-current assets	33,853	298
Total assets	$41,124	$3,629

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$719	$47
Arbitration liability	2,252	2,117
Other accounts payable and accrued expenses	2,345	491
Loans	1,080	-
Deferred revenue	175	15
Operating lease liabilities - current	89	52
Total current liabilities	6,660	2,722

Non-current liabilities:
Warrant liability	807	-
Accrued severance pay	132	216
Operating lease liabilities, non-current	28	64
Total liabilities	$7,627	$3,002

Commitments and contingencies

Stockholders’ equity [*]:

Series G Preferred stock of $0.001 par value - Authorized: 400,000 and 0 shares at December 31, 2025 and December 31, 2024, respectively; Issued and outstanding: 820 and 0 shares at December 31, 2025 and December 31, 2024	-	-
Series H Preferred stock of $0.001 par value - Authorized: 55,111 and 0 shares at December 31, 2025 and December 31, 2024, respectively; Issued and outstanding: 11,111 and 0 shares at December 31, 2025 and December 31, 2024	-	-
Series X Preferred stock of $0.001 par value - Authorized: 62,220 and 0 shares at December 31, 2025 and December 31, 2024, respectively; Issued and outstanding: 53,100 and 0 shares at December 31, 2025 and December 31, 2024	-	-
Common stock of $0.001 par value - Authorized: 40,000,000 shares at December 31, 2025 and December 31, 2024, respectively; Issued and outstanding: 1,100,413 and 37,894 shares at December 31, 2025 and December 31, 2024, respectively	1	1
Additional paid in capital	124,057	70,507
Accumulated other comprehensive income	(80)	(80)
Accumulated deficit	(90,481)	(69,801)
Total stockholders’ equity	33,497	627
Total liabilities and stockholders’ equity	$41,124	$3,629

[*]	Adjusted to reflect the reverse stock splits (see note 11).

The accompanying notes are an integral part of these consolidated financial statements

ENVUE MEDICAL, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Amounts in thousands except share and per share data)

	Year Ended December 31,
	2025	2024

Revenues	$2,553	$2,558
Cost of revenues	2,400	1,050
Gross profit	153	1,508
Operating expenses:
Research and development	1,762	909
Selling and marketing	2,493	720
General and administrative	7,633	3,461
Impairment of goodwill and long-lived assets	11,154	-

Total operating expenses	23,042	5,090

Loss from operations	(22,889)	(3,582)

Financial income (expense), net	4,397	(104)

Loss before taxes on income	(18,492)	(3,686)

Income tax (expense) benefit	307	(19)

Net loss	$(18,185)	$(3,705)

Preferred Stock dividends
Dividend on Series X Preferred Stock	(1,700)	-
Dividend on Series H Preferred Stock	(396)	-
Deemed dividend for down round feature on Series H Preferred Stock	(399)	-
Deemed contribution on repurchase of Preferred Series X	90	-
Deemed contribution on modification of Preferred Series X	3,815	-
		-
Net loss available to common stockholders	(16,775)	(3,705)

Basic and diluted net loss available for holders of common stock [*]	$(26.69)	$(137.30)

Weighted average common shares outstanding:
Basic and diluted [*]	628,534	26,985

Comprehensive loss:
Net loss	$(18,185)	$(3,705)
Change in foreign currency translation adjustments	-	(13)
Total Comprehensive loss	$(18,185)	$(3,718)

[*]	Adjusted to reflect the reverse stock splits (see note 11).

The accompanying notes are an integral part of these consolidated financial statements

ENVUE MEDICAL, INC.

Consolidated Statement of Stockholders’ Equity

(Amounts in thousands except share and per share data)

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares [*]	Amount [*]	Capital	Income	Deficit	Equity
Balance, December 31, 2023	-	$-	-	$-	-	$-	186,028	$1	$70,151	$(67)	$(66,096)	$3,989
Stock-based compensation	-	-	-	-	-	-	-	-	356	-	-	356
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(13)	-	(13)
Issuance of common stock upon exercise of pre-funded warrants	-	-	-	-	-	-	19,291	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,705)	(3,705)
Balance, December 31, 2024	-	-	-	-	-	-	37,894	1	70,507	(80)	(69,801)	627
ENvue Merger	-	-	61,346	-	-	-	3,318	-	42,452	-	-	42,452
Exercise of warrants	-	-	-	-	-	-	5,000	-	102	-	-	102
Exercise of pre-funded warrants	-	-	-	-	-	-	250,734	-	-	-	-	-
Warrant exchange agreement	-	-	-	-	-	-	4,150	-	-	-	-	-
Issuance of Series G Preferred Stock	400,000	-	-	-	-	-	-	-	3,997	-	-	3,997
Conversion of Series G Preferred Stock into Common Stock	(399,180)	-	-	-	-	-	709,419	-	-	-	-	-
Repurchase of Series X Preferred Stock	-	-	(8,246)	-	-	-	-	-	(5,000)	-	-	(5,000)
Dividend on Convertible Preferred Series X	-	-	-	-	-	-	-	-	1,700	-	(1,700)	-
Issuance of Series H Preferred Stock	-	-	-	-	11,111	-	-	-	6,602	-	-	6,602
Dividend on Convertible Preferred Series H	-	-	-	-	-		-	-	396	-	(396)	-
Issuance of Common Stock for private placement	-	-	-	-	-	-	74,114	-	1,835	-	-	1,835
Down round feature on Series H Preferred Stock	-	-	-	-	-	-	-	-	399	-	(399)	-
Reclassification of warrant liability to equity									1,067		-	1,067
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	15,785	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	(18,185)	(18,185)
Balance, December 31, 2025	820	$-	53,100	$-	11,111	$-	1,100,413	$1	$124,057	$(80)	$(90,481)	$33,497

[*]	Adjusted to reflect the reverse stock splits (see note 11).

The accompanying notes are an integral part of these consolidated financial statements

ENVUE MEDICAL, INC.

Consolidated Statements of Cash Flows

(Amounts in thousands except share and per share data)

	Year ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(18,185)	$(3,705)
Adjustments to reconcile net loss to Net cash used in operating activities:
Depreciation and amortization	897	1
Stock-based compensation	-	356
Noncash interest expense	239	100
Other	19	1
Changes in deferred income taxes, net	(373)	-
Change in fair value of warrant liability	(6,204)	-
Impairment of goodwill and long-lived assets	11,154	-
Issuance cost allocated to warrant liability	1,420	-
Changes in operating assets and liabilities:
Trade receivable	(179)	221
Prepaid expenses and other accounts receivable	(96)	(136)
Inventory	249	541
Trade payables	552	(91)
Other accounts payable and accrued expenses	1,025	242
Deferred revenue	160	(46)
Operating right of use asset	71	34
Operating lease liabilities	(85)	(34)
Accrued severance pay, net	(36)	-
Net cash used in operating activities	(9,372)	(2,516)

Cash flows from investing activities:
Cash acquired in Envue Merger	148	-
Purchase of property plant and equipment	(60)	(3)
Net cash provided by (used in) investing activities	88	(3)

Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net	19,089	-
Repurchase of Series X Preferred Stock	(5,000)	-
Proceeds from issuance of notes payable to related party	1,300	-
Payments of note payable to related party	(1,300)	-
Payments of short-term loan to related party	(1,777)	-
Proceeds from issuance of short-term loan payable	360	-
Proceeds from exercise of warrants	102	1
Other	12	-
Net cash provided by financing activities	12,786	1

Effects of currency translation on cash and cash equivalents	-	(13)

Net increase in cash, cash equivalents and restricted cash	3,502	(2,531)
Cash, cash equivalents and restricted cash at beginning of period	752	3,283
Cash, cash equivalents and restricted cash at end of period	$4,254	$752

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	4,224	752
Restricted cash at end of period	30	-
Total cash, cash equivalents and restricted cash	$4,254	$752

Supplemental disclosures of cash flow information:
Cash paid for interest	$25	$-
Cash paid for taxes	$52	$-
Non-cash transactions:
Right of use asset obtained in the exchange for operating lease liabilities	$24	$145

The accompanying notes are an integral part of these consolidated financial statements

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

ENvue Medical, Inc. (formerly known as NanoVibronix, Inc.) (the “Company”) was incorporated as a Delaware corporation in October 2003. The Company is a medical device company focusing on non-invasive biological response-activating devices that target wound healing and pain therapy and can be administered at home without the assistance of medical professionals, utilizing its proprietary low-intensity ultrasound (acoustic) technology. The Company’s principal research and development activities are conducted in Israel through its wholly-owned subsidiary, NanoVibronix Ltd., a company registered in Israel, which commenced operations in October 2003.

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among the Company, NVEH Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of NVEH Merger Sub I, Inc. (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holding Corp (“Predecessor ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary of the Company, and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity (the “Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” See Note 4 – Merger.

ENvue Medical Holdings LLC (formerly ENvue Medical Holding Corp.) (“ENvue”), a wholly-owned subsidiary of the Company, is a Delaware limited liability company incorporated on June 5, 2024. ENvue has two wholly-owned subsidiaries: ENvue Medical (USA) Inc. and ENvue Medical Ltd. (formerly ENvue Medical Israel Ltd.). ENvue is engaged in the research, development, marketing, and sale of medical devices in the field of enteral feeding and is in the initial stage of commercializing its products.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

As of December 31, 2025, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $90,481. For the twelve-month period ended December 31, 2025, the Company used approximately $9,372 of cash in operations. The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved.

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

The Company does not have sufficient resources to fund its operations for the next twelve months from the date of the issuance of these consolidated financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

The accompanying consolidated financial statements include the accounts of ENvue Medical, Inc. (formerly known as NanoVibronix, Inc.) (the “Company”) and its wholly-owned subsidiaries, including ENvue Medical Holdings LLC and its subsidiaries (collectively, “ENvue”) from the date of the ENvue Merger (as defined herein), and NanoVibronix Ltd. All intercompany accounts and transactions have been eliminated in consolidation.

ENVUE MEDICAL, INC.

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

Foreign currency translation

The currency of the primary economic environment in which the operations of the Company and its subsidiaries are conducted is the U.S. dollar; thus, the dollar is the functional currency of the Company and certain subsidiaries.

Non-dollar transactions and balances have been remeasured to dollars in accordance with ASC 830, “Foreign Currency Matters”. All transaction gains and losses from remeasurement of monetary balance sheet items denominated in non-dollar currencies are reflected in the statements of operations as financial income or expenses, as appropriate.

Cash and cash equivalent

Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less, at the date of purchase.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, trade receivables, and other accounts receivable. The Company holds cash and cash equivalents in various banking institutions. The majority of the Company’s cash and cash equivalents and short-term bank deposits are invested with banks in United States. Such investments are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Cash balances could exceed insured amounts at any given time. Generally, these investments may be redeemed upon demand, and the Company believes that the financial institutions that hold the Company’s cash deposits are financially sound and, accordingly, bear minimal risk. As of December 31, 2025, the Company had cash in excess of the FDIC insured amount totaling approximately $3,800.

The trade receivables of the Company are mainly derived from sales to a diverse set of customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers and, to date, has not experienced any significant losses.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. Trade Receivables are recorded when the right to consideration becomes unconditional. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. As of December 31, 2025 and 2024, the credit losses allowance was immaterial.

ENVUE MEDICAL, INC.

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

The Company’s basic net loss per share is calculated by dividing net loss attributable to common by the weighted-average number of shares, which include prefunded warrants, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive shares of Common Stock are anti-dilutive.

Inventory

Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Cost is determined using the “first-in, first-out” method.

Inventory write-offs are provided to cover risks arising from slow-moving items and obsolete items. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made when required to write-down inventory to its net market value.

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

During the years ended December 31, 2025 and 2024, the Company recorded a goodwill impairment charge of $10,509 and $0, respectively. See Note 21.

Intangible Assets

Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets, which range from 5 to 7 years. Intangible assets, consisting primarily of technology, tradename and trademarks and customer list, are amortized over their estimated useful lives on a straight-line basis or in proportion to their economic benefits realized.

ENVUE MEDICAL, INC.

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

Impairment of Long-Lived Assets

The long-lived assets of the Company, including finite-lived intangible assets, are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment”, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an assets to the future undiscounted cash flows expected to be generated by the assets. If such review indicates that the carrying amount of long-lived assets is not recoverable, the carrying amount of such assets is reduced to fair value.

During the years ended December 31, 2025 and 2024, the Company recorded a long-lived asset impairment charge of $645 and $0, respectively. See Note 21.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance. The assessment considers whether the warrants are freestanding financial instruments, meet the definition of a liability under ASC 480, and meet all of the requirements for equity classification, including whether the warrants are indexed to the Company’s own common stock and whether the warrants meet the equity classification criteria. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent reporting period end date while the warrants are outstanding. Warrants that meet all the criteria for equity classification, are required to be recorded as a component of additional paid-in capital. Warrants that do not meet all the criteria for equity classification, are required to be recorded as liabilities at their initial fair value on the date of issuance and remeasured to fair value at each balance sheet date thereafter. The liability-classified warrants are recorded under non-current liabilities. Changes in the estimated fair value of the warrants are recognized in Financial income (expense), net in the consolidated statements of operations.

The Company issued warrants in connection with the Series G Preferred financing, which are classified as liabilities. Warrants issued in connection with the Series H Preferred financing were initially classified as liabilities.

In October 2025, the Series H Warrants agreement was modified. As a result of the modification, the Company determined that the Series H Warrants met the criteria for equity classification under ASC 815-40. Accordingly, the Company reclassified the Series H Warrants from a liability to equity as of the modification date. All other outstanding warrants are classified as equity.

Accrued severance pay

The Company’s liability for severance pay is for one Israeli employee and is calculated pursuant to Israeli Severance Pay Law based on the most recent salary of the employees multiplied by the number of years of employment as of the balance sheet date and is in large part covered by regular deposits with recognized pension funds, deposits with severance pay funds and purchases of insurance policies. The value of these deposits and policies is recorded as an asset in the Company’s balance sheet. Accrued severance pay liability on December 31, 2025 and 2024, was $132 and $216, respectively.

The majority of the Company’s liability for severance pay is covered by the provisions of Section 14 of the Israeli Severance Pay Law (“Section 14”). Under Section 14, employees are entitled to monthly deposits, contributed on their behalf to their insurance funds. Payments in accordance with Section 14 release the Company from any future severance payments in respect of those employees. As a result, the Company does not recognize any liability for severance pay due to these employees and the deposits under Section 14 are not recorded as an asset in the Company’s consolidated balance sheet.

Additionally, the Company accrued severance costs of $180,000 related to the departure of its former Chief Financial Officer. This amount is included within other accounts payable and accrued expenses-(accrued payroll) on December 31, 2025 consolidated balance sheets.

Severance expense for the years ended December 31, 2025, and 2024 amounted to $686 and $70, respectively.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Leases

The Company determines if an arrangement is a lease at inception. The Company currently does not have any finance leases in which it is the lessee.

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the present value of the future lease payments at the lease commencement date. The Company combines its lease payments and fixed payments for non-lease components and account for them together as a single lease component. Operating lease ROU assets also include any prepaid lease payments. Payments for variable lease costs are expensed as incurred and not included in the operating lease ROU assets and liabilities. For short-term leases with a term of 12 months or less, operating lease ROU assets and liabilities are not recognized and the Company records lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term.

The interest rate used to determine the present value of the future lease payments is the Company’s incremental borrowing rate, because the interest rate implicit in the Company’s leases is not readily determinable. The Company’s incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. When determining lease terms, the Company uses the non-cancellable period of the leases and do not assume renewals unless it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company’s lease terms may include options to extend or terminate the lease. These options are included in the lease terms when it is reasonably certain they will be exercised.

The Company may sell its insertion systems to customers through bundled lease arrangements which typically include insertion systems and nasoenteral tubes. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease components included in the bundled arrangement. The primary accounting provision the Company uses to classify transactions as sales-type or operating leases is whether the lease transfers ownership of the underlying asset to the lessee by the end of the lease term. Systems included in arrangements meeting this condition are accounted for as sales-type leases and revenue is recognized at lease commencement. When leases are determined to be operating leases, revenue is recognized over the term of the lease. For the year ended December 31, 2025, there were no operating leases in which the Company is the lessor.

Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business. Interest income for the year ended December 31, 2025 was immaterial.

For the year ended December 31, 2025, the Company recognized $43  of revenue from sales-type lease agreements and $36 cost of revenue. The  Company’s short-term net investment in a lease receivable as of December 31, 2025 was $20 and is presented within trade receivables in the consolidated balance sheets. The Company’s long -term net investment in a lease receivable as of December 31, 2025 was $20 and is presented within long-term trade receivables in the consolidated balance sheets.

Revenue recognition

Revenues from product and services are recognized in accordance with ASC 606 “Revenue Recognition.” Five basic steps must be followed before revenue can be recognized: (1) Identifying the contract(s) with a customer that create(s) enforceable rights and obligations; (2) Identifying the performance obligations in the contract; (3) Determining the transaction price, meaning the amount of consideration in a contract to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer; (4) Allocating the transaction price to the performance obligations in the contract, which requires the company to allocate the transaction price to each performance obligation on the basis of the relative standalone selling prices of each distinct performance obligation; and (5) Recognizing revenue when (or as) the entity satisfies a performance obligation by transferring control over a promised good or service to a customer.

The Company’s performance obligation is generally the sale and delivery of its products. Revenues from product sales is recorded at the transaction price, which includes estimates of variable consideration that result from discounts as well as allowances for returns.

Regarding its NanoVibronix product sales, revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer.

Regarding its ENvue product sales, the Company regularly sells its Systems and Nasoenteral tubes on a stand-alone basis and therefore concludes these products are separate performance obligations. Revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer.

When a contract includes one performance obligation, the entire transaction price is allocated to that performance obligation. When a contract includes a combination of products and services, the transaction price is allocated to each performance obligation based on its relative stand-alone selling price . The stand-alone selling prices are generally determined based on the prices at which the Company separately sells the products and services. The Company’s contracts with its ENvue customers generally do not include rights of return.

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

In some of its contracts, the Company provides assurance warranty services to its customers, in accordance with legal provisions or industry standards to ensure the quality of the products. As such, the Company recognizes a provision for warranties in its financial statements as applicable. As of December 31, 2025, the Company’s provision for warranty amounted to $47.

Deferred revenue

During the year ended December 31, 2025, the Company entered into a purchase agreement with a customer for 1,000 units at $250 per unit (total contract value of $250). The Company received a non-refundable advanced payment of $250 and delivered 300 units during the fourth quarter of 2025 recognizing $75 of revenue for the year. The remaining contract liability of $175 at December 31, 2025, representing 700 undelivered units, is classified as a current liability as the Company expects to fulfill the remaining obligation within the next twelve months. During the year ended December 31, 2025, the Company recognized approximately all of the revenue that was included in the current deferred revenues balance at the beginning of the period.

The following table presents the changes in the deferred revenue for the year ended December 31, 2025:

Balance as of December 31, 2024	$15
Payment	250
Revenue Recognized	(90)
Balance as of December 31, 2025	$175

Income taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”. This topic prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides valuation allowance, to reduce deferred tax assets to the amount that is more likely than not to be realized.

ENVUE MEDICAL, INC.

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

The Company recognizes interest and penalties related to uncertain tax positions on the income tax expense line in the accompanying consolidated statement of operations. Accrued interest and penalties are included on the related tax liability line in the consolidated balance sheet. As of December 31, 2025 and 2024, the Company’s provision for uncertain tax positions was immaterial.

Stock-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods in the Company’s consolidated statement of operations. The Company recognizes compensation expenses for the value of its awards with only service condition, which have graded vesting, based on the straight-line method over the requisite service period of each of the awards. The Company accounts for forfeitures as they occur.

The Company selected the Black-Scholes-Merton option pricing model as the most appropriate fair value method for its stock-options awards. The option-pricing model requires a number of assumptions, of which the most significant are the expected stock price volatility and the expected option term. Expected volatility was calculated based upon similar traded companies’ historical share price movements. The expected option term represents the period that the Company’s stock options are expected to be outstanding. The Company currently uses the simplified method and will continue to do so until sufficient historical exercise data supports using expected life assumptions. The risk-free interest rate is based on the yield from U.S. Treasury zero-coupon bonds with an equivalent term. The expected dividend yield assumption is based on the Company’s historical experience and expectation of no future dividend payouts. The Company has historically not paid cash dividends and has no foreseeable plans to pay cash dividends in the future. During the year ended December 31, 2025 no stock-based compensation awards were granted.

Convertible Debenture

The Company accounted for its Convertible Debenture (see Note 13) under the fair value option pursuant to ASC 825. Under the fair value option, the Convertible Debenture is accounted for at fair value. Subsequent changes in fair value are recorded as a component of non-operating loss in the consolidated statements of operations, except for adjustments related to instrument specific credit risk, which are recorded as other comprehensive income. This election is made on an instrument-by-instrument basis as permitted under ASC 825. As a result of electing the fair value option, direct costs and fees related to the Debenture are expensed as incurred.

The Company’s Convertible Debenture was repaid in May 2025. During the year ended December 31, 2025, the Company recorded fair value adjustment in the amounts of $22.

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

ENVUE MEDICAL, INC.

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

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Significant estimates in valuing certain intangible assets include but are not limited to future expected cash flows from acquired technology and acquired customer relationships from a market participant perspective, useful lives and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. During the measurement period, which may extend up to one year from the acquisition date, the Company may record adjustments to the provisional fair values of the assets acquired and liabilities assumed, with a corresponding offset to goodwill. Upon the earlier of the end of the measurement period or the final determination of the fair values of the assets acquired and liabilities assumed, any subsequent adjustments are recorded in earnings.

Acquisition-related expenses are recognized separately from the business combination and are expensed as incurred. See Note 4 Merger, for further information.

Fair Value Measurements

Fair value is defined as the exchange price that would be received from the sale of an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company measures financial assets and liabilities at fair value at each reporting period using a fair value hierarchy which requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Three levels of inputs may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying value of cash equivalents, restricted cash, other accounts receivable, trade payables, and other accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

The Company warrant liabilities are measured at fair value using Level 3 inputs.

Recently Adopted Accounting Pronouncement

In December 2023, the Financial Accounting Standard Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires disaggregated information about the effective tax rate reconciliation as well as information on income taxes paid. The Company adopted this guidance for the year ended December 31, 2025 on a prospective basis. See Note 20 Income Taxes, for further information.

Recently issued accounting standards

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40):Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for costs related to internal-use software and better align it with current software development practices. The amended guidance removes references to project stages and clarifies when entities are required to begin capitalizing eligible costs. This guidance will be effective for the Company for annual periods beginning January 1, 2028, with early adoption permitted. The guidance may be applied prospectively, retrospectively, or using a modified prospective transition method. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which clarifies current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 4 – MERGER

Agreement and Plan of Merger

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger (as amended, restated, amended and restated, supplemented or modified from time to time, the “Merger Agreement”), dated as of February 14, 2025, by and among us, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue” or “ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with the First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary the Company (the “First Merger”, and effective time of such First Merger, the “First Effective Time”) and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “Merger”), with Second Merger Sub being the surviving entity of the Second Merger (“Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, to change the name of the Surviving Entity to “ENvue Medical Holdings LLC.” In connection with the Merger Agreement, the Company issued (i) 3,318 shares of common stock (the “Merger Shares”), which such number of shares represented no more than 4.9% (the “Exchange Cap”) of the outstanding shares of common stock as of immediately before the First Effective Time and (ii) Pre-Funded Warrants to purchase up to 12,526 shares of our common stock (the “Merger Pre-Funded Warrants”) at an exercise price of $0.001 per share, and (iii) 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) in excess of the Exchange Cap to the holders of Predecessor ENvue in consideration for 100% of Predecessor ENvue. In addition, the Company issued 3,626 shares of Series X Preferred Stock to a service provider of ENvue, replacing its equity interest in ENvue, resulting in a total of 61,346 shares of Series X Preferred Stock outstanding after the Merger.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The Company concluded the merger resulted in the Company obtaining a controlling financial interest in VIE in accordance with ASC 810, Consolidation. The Company determined that ENvue was considered to be a VIE as it did not have sufficient equity to finance its activities without additional subordinated financial support. The Company acquired all of the outstanding shares of ENvue and, therefore, is the sole equity holder and primary beneficiary. The Company has the obligation to the absorb losses and right to receive the benefits of ENvue, and the power to direct the activities that most significantly affect the economic performance of ENvue. Therefore, the Company is the primary beneficiary. Further, the Company concluded that ENvue qualified as a business and accounted for the transaction as the acquisition of a business in accordance with ASC 805. As the primary beneficiary, the Company was the acquirer in the transaction. During the measurement period, in 2025, the Company revised certain aspects of the purchase price allocation. As a result, goodwill and additional paid-in capital increased to reflect updated information available within the measurement period, in accordance with ASC 805, Business Combinations.

For additional details regarding the Series X Preferred Stock, refer to note 11 – stockholders’ equity.

Given that both companies operate in the medical device sector and demonstrate natural synergies and strategic alignment in their operations, the merger was undertaken to combine and enhance their respective strengths.

The acquisition date fair value of the consideration transferred amounted to $42,452, which included a combination of the Company ordinary shares, Series X Preferred Stock and Pre-Funded Warrants. Issuance costs of Series X Preferred Stock were immaterial.

Acquisition-related expenses of approximately $461 were expensed by the Company in general and administrative expenses in its condensed consolidated statements of comprehensive loss for the year ended December 31, 2025.

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

Purchase price:
Common Stock and Pre-Funded Warrants consideration	$767
Series X Preferred Stock consideration	41,685
Total purchase price	$42,452

Allocated tangible assets:
Net working capital	$(2,754)
Property and equipment	112
Right-of-use assets	58
Lease liability	(63)
Deferred tax liability	(373)
Total allocated tangible assets	$(3,019)

Purchase price allocated to intangible assets
Tradename and trademarks	$560
Proprietary technology	3,500
Customer relationships	1,820
Goodwill	$39,591

The excess purchase price has been recorded as “goodwill” in the amount of $39,591. The estimated useful life of the identifiable intangible assets is five to seven years. Goodwill is not expected to be tax deductible.

On the acquisition date, the Company considered the deferred tax impact of the excess fair value of the assets and liabilities accounted for in the business combination over their historical cost basis. The Company recognized $373 of a deferred tax liability which relates to the fair value of intangibles, other than goodwill and the fair value adjustments for the tangible assets acquired over their historical cost basis. The Company will file a consolidated tax return in the U.S. together with ENvue and to utilize the benefit of the Company’s loss carryforwards against the future taxable profit of ENvue and consequently decreased its valuation allowance in an amount equal to the deferred tax liability recognized in the business combination.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Supplemental Unaudited Pro Forma Information

Following are the supplemental consolidated financial results of the Company and ENvue on an unaudited pro forma basis, as if the acquisitions had been consummated as of the beginning of the fiscal year 2024 (i.e., January 1, 2024).

	Year Ended	Year Ended
	December 31, 2025	December 31, 2024 [*]
Net revenue	$2,608	$2,923
Net loss	$(18,736)	$(6,344)

The unaudited pro forma financial information below combines the historical results of the Company with the historical results of ENvue for the year ended December 31, 2025 and 2024, as if the Merger had occurred on January 1, 2024.

[*]	Includes the financial information of Envue for the period commencing inception through December 31, 2024.

The unaudited pro forma financial information presented is for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Merger been completed at the beginning of fiscal year 2024, nor is it indicative of the future operating results of the combined company. The pro forma results includes and adjustment related to purchase accounting, primarily amortization of acquisition-related intangible assets.

NOTE 5 – PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	December 31,
	2025	2024

Prepaid expenses	$137	$120
Other receivables	254	170

Total prepaid expenses and other accounts receivable	$391	$290

NOTE 6 – INVENTORY

Inventory consists of the following components:

	December 31,
	2025	2024

Raw materials	$1,801	$1,462
Finished goods	536	729
Total inventory	$2,337	$2,191

Inventory write-down charged to the cost of sales amounted to $346 and $0 for the year ended December 31, 2025 and 2024, respectively, to reduce inventory to its net realizable value and for any excess or obsolete inventory.

The Company identified certain inaccuracies in its 510(k) application for the PainShield MD Plus product and on August 19, 2025 submitted a request to the U.S. Food and Drug Administration (FDA) to withdraw the clearance. While the Company is unaware of any safety issues related to the PainShield MD Plus product, it decided to halt future sales. An appropriate inventory write-down was recorded for the impact of halt in sales in the amount of $137.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Note 7 – INTANGIBLE ASSETS, NET

The following summarizes the Company’s intangible assets as of December 31, 2025:

	Gross Carrying Amount	Accumulated Amortization	Impairment	Balance as of December 31, 2025
Tradename and trademarks	$560	$(98)	$(32)	$430
Proprietary technology	3,500	(438)	(232)	2,830
Customer relationships	1,820	(319)	(381)	1,120
	$5,880	$(855)	$(645)	$4,380

For the year ended December 31, 2025 amortization expense amounted to $855.

Expected future amortization expense of intangible assets as of December 31, 2025 is as follows:

2026	$976
2027	976
2028	976
2029	622
2030	500
Thereafter	330
$4,380

For the years ended December 31, 2025 and 2024, the Company recognized intangible asset impairment in the amount of $645 and $0, respectively. See Note 21 for further information.

Note 8 – GOODWILL

The following table presents the changes in the carrying amount of goodwill, all of which was recognized in connection with the ENvue Merger and relates to the ENvue reporting unit, for the years ended December 31, 2025 and 2024:

Balance as of December 31, 2024	$-
Acquisitions	39,591
Impairment	(10,509)
Balance as of December 31, 2025	$29,082

For the years ended December 31, 2025 and 2024, the Company recorded goodwill impairment in the amounts of $10,509 and $0, respectively. See Note 21 for further information.

Note 9 – OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other accounts payable and accrued expenses consists of the following:

	December 31,
	2025	2024
R&D accrued expenses	$625	$-
Credit allowance	250	-
Compensation and payroll accrual	421	102
Taxes payable	117	-
Other accrued expenses	932	389
Total	$2,345	$491

NOTE 10 – LEASES

The Company has operating lease agreements with terms up to 3 years, including car and office space leases.

The components of operating lease costs were as follows:

	Year Ended December 31,
	2025	2024
Fixed lease cost	$124	$61
Variable lease cost	3	1

Total net lease costs	$127	$62

The following table presents supplemental cash flows information related to the lease costs for operating leases:

Year Ended December 31,
2025
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows for operating leases	$85

The Company’s weighted-average remaining lease term relating to its operating leases is 2.21 years, with a weighted-average discount rate of 10%.

The following table presents information about the amount and timing of liabilities arising from the Company’s operating leases as of December 31, 2025:

2026	$93
2027	29
2028	5
Total undiscounted operating lease payments	127
Less: Imputed interest	10
Present value of operating lease liabilities	$117

Sales-type Lease

Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business. The Company’s leases generally do not provide for a residual value guarantee. The Company’s lease arrangements are generally comprised of fixed lease payments and do not include options to purchase the underlying assets and to extend or terminate the lease.

Interest income for the year ended December 31, 2025 was immaterial.

For the year ended December 31, 2025, the Company recognized $43 of revenue from sales-type lease agreements and $36 cost of revenue. The Company’s short -term net investment in a lease receivable as of December 31, 2025 was $20 and is presented within trade receivables in the consolidated balance sheets. The Company’s long -term net investment in a lease receivable as of December 31, 2025 was $20 and is presented within long-term trade receivables in the consolidated balance sheets.

The following table illustrates the Group’s future sales-type lease receipts as of December 31, 2025:

Year ending December 31,
2026	$20
2027	20
Total future minimum receipts	$40

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 11 - STOCKHOLDERS’ EQUITY

Common Stock

The common stock confers upon the holders the right to receive notice to participate and vote in general meetings of the Company, and the right to receive dividends, if declared, and to participate in the distribution of the surplus assets and funds of the Company in the event of liquidation, dissolution or winding up of the Company.

Reverse stock splits

On March 13, 2025, the Company effected a 1-for-11 reverse stock split (the “March 2025 Reverse Stock Split”). On August 11, 2025, the Company effected a 1-for-10 reverse stock split (the “August 2025 Reverse Stock Split” and together with the March 2025 Reverse Stock Split, (the “Reverse Stock Splits”).

As a result of the March 2025 Reverse Stock Split, every eleven (11) shares of issued and outstanding Common Stock will be automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share.

As a result of the August 2025 Reverse Stock Split, every ten (10) shares of issued and outstanding Common Stock will be automatically combined into one (1) issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Splits.

Any fractional shares that would otherwise have resulted from the Reverse Stock Splits were rounded up to the next whole number. The number of authorized shares of common stock under the Company’s Amended and Restated Certificate of Incorporation, as amended, remained unchanged at 40,000,000 shares.

All references in these consolidated financial statements to the number of shares, price per share and weighted average number of shares of common stock outstanding prior to the Reverse Stock Splits have been adjusted to reflect the Reverse Stock Splits on a retroactive basis, unless otherwise noted.

Underwritten Public Offering, Series G Convertible Preferred Stock

On May 15, 2025, the Company announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 400,000 shares of the Company’s Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.01 per share, and liability classified warrants to purchase up to 490,198 shares of common stock, par value $0.01 per share of the Company at an exercise price of $20.40 per share (the “May 2025 Warrants”). The combined public offering price of each share of Series G Preferred Stock together with an accompanying May 2025 Warrant was $25. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. The Company also issued warrants (the “May 2025 Representative’s Warrants”) to purchase up to 24,510 shares of common stock with an exercise price of $20.40 per share as issuance costs. The May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

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

The aggregate net proceeds of the 2025 Underwritten Offering were approximately $8,200, after deducting approximately $1,800 of underwriting discounts, commissions and other offering costs and expenses.

Conversion of Series G Convertible Preferred Stock

Between May 16, 2025, and July 1, 2025, a majority of the Series G Preferred Stockholders exercised their conversion right, converting 399,180 shares of Series G Preferred Stock into 709,419 shares of Common Stock. For the year ended December 31, 2025, there were 820 outstanding shares of Series G Preferred Stock.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Series X Non-Voting Convertible Preferred Stock

On February 14, 2025, in connection with the Merger (see Note 4), the Company issued 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) to the holders of Predecessor ENvue. In addition, the Company issued 3,626 shares of Series X Preferred Stock to a service provider of ENvue, replacing its equity interest in ENvue, resulting in a total of 61,346 shares of Series X Preferred Stock outstanding after the Merger.

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

Each share of Series X Preferred Stock has a stated value of $606.3756 and ranks senior to the Company’s common stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. Upon liquidation, prior to stockholder approval, the Series X Preferred holders shall be entitled to receive the greater of (i) twice the aggregate stated value of the preferred shares and (ii) the amount the Holder would be entitled to receive if the preferred shares were fully converted. The Series X Preferred Stock is not subject to mandatory redemption and may not be redeemed at the option of the Company or the holder. For the year ended December 31, 2025 and 2024, 53,100  and 0 shares of Series X Preferred Stock, respectively, were issued and outstanding. On July 22, 2025, the Company repurchased 8,246 outstanding shares of its Series X Preferred Stock from Alpha for $5 million from the use of proceeds from the July Private Placement.

Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series X Preferred Stock, based on the Stated Value, at a rate of eight percent (8%) per annum, commencing on the three (3) month anniversary of the Original Issue Date (as defined in the Series X Certificate of Designations) until the date the Company obtains the Stockholder Approval. Such dividends can be paid in the form of cash or additional issuances of shares of Series X Preferred Stock based on the Stated Value, with such type of payment determined in the sole discretion of the Company, and accrue and be compounded daily on the basis of a 360-day year and twelve (12) 30-day months and shall be paid the earlier of: (i) promptly after conversion of the Series X Preferred Stock or (ii) quarterly starting on the six (6) month anniversary of the Original Issue Date. For the year ended December 31, 2025, the Company recorded $1,874, of dividends attributable to Series X Preferred stockholders, respectively.

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

In conjunction with the July Purchase Agreement (as defined below), on July 22, 2025, the Company repurchased 8,246 outstanding shares of its Series X Preferred Stock from one investor in accordance with the terms of the Certificate of Designations of the Series X Preferred Stock for $ 5 million from the use of proceeds from the July Private Placement. The repurchase resulted in a deemed contribution of $90.

ENVUE MEDICAL, INC.

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

Pursuant to the terms of the July 2025 Purchase Agreement, the Company also agreed to issue 2,222 shares of Series H Preferred Stock and warrants to purchase up to 116,960 shares of common stock at an exercise price of $22.50 in a second closing (the “Second Closing”), subject to the satisfaction of customary closing conditions. Additionally, pursuant to the terms of the July 2025 Purchase Agreement, the Company has agreed that during the period ending 36 months from the effective date of the registration statement (the “Resale Registration Statement”) registering the resale of the shares of common stock underlying the Series H Preferred Stock and the July 2025 Warrants, the July 2025 Investor shall have the right to purchase up to 44,000 additional shares of Series H Preferred Stock.

The Initial Closing and occurred on July 22, 2025, and the Second Closing occurred October 30, 2025. The aggregate net proceeds from the July 2025 Private Placement was approximately $9,000, after deducting placement agent fees and other offering expenses payable by the Company of $958. The Series H Preferred Stock and the option to purchase additional shares of Series H Preferred Stock were classified as equity, while the warrants and the obligation to issue additional warrants and Series H Preferred Stock were classified as liability. The Company allocated the financing proceeds to the freestanding financial instruments. Thus, the Company allocated $6,601 to equity and $2,772 to warrant liability. As a result of amendment on November 1, 2025, the Company reclassified the warrant liability to equity.

Upon any liquidation, dissolution or winding-up of the Corporation, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Corporation an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon.

On January 30, 2026, the Company entered into that certain Amendment Agreement (the “Series H Amendment Agreement”) with the Required Holders (as defined in the Series H Amendment Agreement) to remove the Floor Price (as defined in the Series H Certificate of Designations) in consideration of the holders of the Series H Preferred Stock exercising $2,500,000 of the Additional Investment Right (as such concept is described in the Series H Purchase Agreement by and between us and the holders of the Series H Preferred Stock. See Note 22 – Subsequent Events.

Holders of the Series H Preferred Stock shall be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 9% per annum, payable on each conversion date of the Series H Preferred Stock in duly authorized, validly issued, fully paid and non-assessable shares of common stock at the conversion price then in effect. The stated value of the Series H Preferred Stock is $1,000 per share. The Company recorded $403 of dividends attributable to Series H Preferred stockholders for the year ended December 31. 2025

September 2025 Registered Direct Offering

On September 16, 2025, the Company entered into a securities purchase agreement with a single institutional investor, pursuant to which the Company issued and sold (i) 74,114 shares of common stock and (ii) prefunded warrants to purchase up to 217,090 shares of common stock (the “September 2025 Pre-Funded Warrants”) pursuant to an effective shelf registration statement on Form S-3 (the “September 2025 Offering”). The offering price was $7.01 per share of common stock and $7.009 per September 2025 Pre-Funded Warrant, which is the price of each share of common stock sold in the September 2025 Offering, minus the $0.001 exercise price per September 2025 Pre-Funded Warrant. The net proceeds from the September 2025 Offering were approximately $1,880, after deducting placement agent fees and other offering expenses of $163.

Down-round Feature

As the offering price of the registered direct offering was less than the conversion price of Series H Preferred Stock, pursuant to Series H Preferred Stock terms, a down-round feature was triggered, resulting in the conversion price of Series H Preferred Stock decreasing to $7.01. As a result of the down-round feature trigger, the Company recorded deemed dividend of $399.

Share-based compensation

On December 19, 2024, stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”), as a successor to the NanoVibronix 2014 Long-Term Incentive Plan, which was adopted by the Board on November 6, 2023. As of December 31, 2024, under the 2024 Plan, 60,000 shares of the Company’s common stock were reserved for issuance. On March 14, 2025, the Company effected the 2025 Reverse Stock Split. Consequently, the number of shares of common stock of the Company reserved for issuance pursuant to awards under the 2024 Plan was reduced to 5,455 shares. As of December 31, 2025, there were 1,044 shares of common stock available to be issued under the plan.

During the year ended December 31, 2025, no employee options were exercised, no options were granted and 95 options expired.

During the year ended December 31, 2025 and 2024, stock-based compensation expense related to these options were approximately $0 and $356, respectively.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The following is a summary of options activity for the periods presented:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2024	4,506	35	9.24
Granted	-	-	-
Exercised	-	-	-
Expired	(95)	514	-
Outstanding – December 31, 2025	4,411	272	8.43

Warrants

On August 30, 2023, the Company issued (a) Pre-Funded Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $0.001 per share, (b) Series A-1 Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $161.70 per share (the “Series A-1 Warrants”) and (c) Series A-2 Warrants to purchase up to 26,427 shares of Common Stock with an exercise price of $161.70 per share (the “Series A-2 Warrants”), or a total of 77,644 warrants, in conjunction with a private placement by and between the Company and an institutional investor, pursuant to a securities purchase agreement dated August 30, 2023 (the “August 2023 Private Placement”). The Series A-1 Warrants are exercisable immediately upon issuance and expire on March 1, 2029. The Series A-1 Warrants were exchanged, described below, and the Series A-2 Warrants expired on October 1, 2024.

Warrant Exchange Agreement

On January 7, 2025, the Company entered into a securities exchange agreement (the “Exchange Agreement”) with a certain institutional investor pursuant to which the Company agreed to issue an aggregate of (i) 4,149 shares of common stock (the “January 2025 Exchange Shares”), (ii) a warrant to purchase up to 15,856 shares of common stock (the “January 2025 Warrant”), and (iii) a pre-funded warrant to purchase up to 17,813 shares of common stock (the “January 2025 Pre-Funded Warrant”), in exchange for the Series A-1 Warrant held by the Holder to purchase up to 26,427 shares of common stock at an exercise price of $161.70 per share (the “Exchange”). As a result of the Exchange the Company cancelled the Series A-1 Warrant. The January 2025 Warrant has an exercise price of $68.296 per share.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Subsequent to the Exchange, the January pre-funded warrants were exercised in full on a cashless basis for an aggregate of 22,835 shares of common stock. In addition, the January 2025 warrants were also exercised in full on a cashless basis for an aggregate of 9,151 shares of common stock.

The following is a summary of warrant activity for the periods presented:

	Warrants	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – January 1, 2024	78,484	$116.53	3.60
Granted	-	-	-
Exercised	(19,291)	$0.01	-
Cancelled	(26,537)	163.07	-
Outstanding – December 31, 2024	32,656	$147.04	2.51
Granted	1,411,288	18.30	2.61
Exercised	(271,931)	4.36	-
Cancelled	(26,428)	14.70	-
Outstanding – December 31, 2025	1,145,585	$21.51	2.57

NOTE 12– WARRANT LIABILITY

The May 2025 Warrants (see note 11) do not meet all the equity classification criteria and therefore were determined to be classified as liabilities measured at fair value through earnings. The Company utilized the Black Scholes Model to calculate the value of the May 2025 Warrants issued during the year ended December 31, 2025.

The fair value of the May 2025 Warrants was $5,306 was estimated at the date of issuance using the following assumptions: dividend yield 0%; expected term of 5.0 years; equity volatility of 145.65%; and a risk-free interest rate of 4.06%.

The aggregate fair value of the May 2025 Warrants was $807 and was estimated on December 31, 2025 utilizing the Black Scholes Model and using the following assumptions: stock price $2.31, exercise price $20.40, dividend yield 0%; remaining term of 4.38 years; equity volatility of 149.77%; and a risk-free interest rate of 3.73%.

The fair value of the July 2025 Warrants of $2,772 was estimated at the date of issuance using the following assumptions: dividend yield 0%; expected term of 1.5 years; equity volatility of 170.97%; and a risk-free interest rate of 3.94%.

During October 2025, the July 2025 Warrants were modified and as a result of the modification, the Company concluded that the July 2025 Warrants were no longer required to be classified as a liability under ASC 815-40. As such, the Company reclassified the July 2025 Warrants liability to equity as of the modification date.

The fair value of the July 2025 Warrants of $1,067 was estimated at the modification date using the following assumptions: dividend yield 0%; expected term of 1.22 years; equity volatility of 184%; and a risk-free interest rate of 3.59%.

The Company recognized changes in the fair value of the warrant liability of $6,204 during the year ended December 31, 2025, as financial income on the consolidated statement of operations.

Changes in the warrant liability balance

Below is the change in the warrant liability balance for the year ended December 31, 2025:

Balance as of December 31, 2024	$-
Issuance	8,078
Reclassification of warrant liability to equity	(1,067)
Change in fair value	(6,204)
Balance as of December 31, 2025	$807

See note 17 for assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

NOTE 13 – CONVERTIBLE DEBENTURE

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with Alpha Capital Anstalt (“Alpha”), pursuant to which the Company sold in a private placement senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture) (“Maturity Date”), having an aggregate principal amount (the “Principal Amount”) of $500 (the “Debenture Transaction”). The closing of the Debenture Transaction occurred on February 14, 2025.

On March 26, 2025, the Company amended and restated the Debenture (the “A&R Debenture”) to increase the Principal Amount to $1,300.

On the Maturity Date, the Company shall pay Alpha in cash or, at the option of Alpha, in the form of conversion shares, or a combination thereof, the entire outstanding Principal Amount of the A&R Debenture, together with accrued and unpaid interest thereon, the applicable exit fee and any other amounts due thereunder. Following the receipt of Debenture Stockholder Approval, the A&R Debenture shall be convertible, in whole or in part, into shares of common stock, at the option of Alpha, at the initial conversion price of $48.906 (the “Conversion Price”), which is subject to customary anti-dilution adjustments, and which such Conversion Price shall not be lower than the floor price of $9.7812. The A&R Debenture bears interest at the rate of 8.0% per annum, payable on the Maturity Date.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

The Company elected to account for the A&R Debenture and all the embedded features under the fair value option. Subsequent changes in fair value are recorded in financial income (expense), net in the consolidated statements of operations. As a result of electing the fair value option, direct costs and fees related to the Debenture were expensed as incurred.

For the year ended December 31, 2025, the Company recorded a loss of $22, related to the change in fair value of the A&R Debenture which was recognized in other income (expense) in the consolidated statements of operations. On May 19, 2025, the Company repaid the A&R Debenture in full.

The following table presents the change in the balance of the A&R Debenture for periods identified:

Year Ended December 31, 2025
Balance, beginning of period	$-
Proceeds received	1,300
Change in fair value	22
Payments on debenture	(1,322)
Balance, end of period	-

NOTE 14 – LOANS

ENvue Consolidated Secured Note

On January 17, 2025, ENvue issued a Consolidated Secured Note (as amended, the “Alpha Note”) in the aggregate principal amount of $2,497 to Alpha, which such Alpha Note was funded in several tranches. The Alpha Note does not bear interest and is secured by Collateral (as defined in the ENvue Note). The aggregate principal amount owed under the Alpha Note shall be due and payable on the earlier of (i) the receipt of shareholder approval by the Company of the Parent Stockholder Matters (as defined in that certain Merger Agreement) and (ii) December 31, 2025. The Alpha Note could be paid in whole or in part by ENvue at any time, at the option of ENvue. As part of the acquisition accounting, the Company recorded the loan at its fair value of $2,258. The difference between the face value and the fair value will be recognized as interest expense over the life of the note. See also Note 22.

For the year ended December 31, 2025, the Company recognized $239, respectively, of amortized interest expense related to the note. During the year ended December 31, 2025, the Company paid $1,417, toward redeeming the Alpha Note, leaving a balance of $1,080.

Year ended
December 31, 2025
Balance, beginning of period	$2,258
Amortized discount	239
Payments on note	(1,417)
Balance, end of period	$1,080

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

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Pursuant to the terms of the April Note, commencing on the date of the issuance and sale of any shares common stock or Common Stock Equivalents (as defined in the April Note) by the Company, the Lender may require ENvue to redeem all or a portion of the April Note with the proceeds of such issuance and sale (the “Redemption Right”). The Redemption Right may be redeemed at any time after date of such issuance and sale by the Lender providing to ENvue written notice specifying the principal amount of the Note to be redeemed (the “Redemption Amount”), and the Redemption Amount shall be due and payable by ENvue on the second business day after the date of such notice.

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

NOTE 15 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, including pre-funded warrants. All outstanding stock options and warrants for the year ended December 31, 2025, and 2024 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table sets forth the computation of the net loss per share for the period presented:

	December 31
	2025		2024
Numerator:	$		$
Net loss		(18,185)		(3,705)
Dividend on Convertible Preferred Series X		(1,700)		-
Dividend on Convertible Preferred Series H		(396)		-
Deemed contribution (See note 11)		(399)		-
Deemed contribution on repurchase of Preferred Series X		90		-
Deemed contribution on modification of Preferred Series X		3,815		-
Net loss available to common stockholders		$(16,775)		$(3,705)

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

[*]

	December 31
	2025	2024
Stock options - employee and non-employee	$4,411	$4,506
Warrants	1,145,585	29,011
Total	$1,149,996	$33,517

The diluted loss per share equals basic loss per share for year ended December 31, 2025, and 2024 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

[*] Adjusted to reflect the reverse stock splits (see note 11).

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 16 – SEGMENT INFORMATION

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

Goodwill and Assets

	NanoVibronix	ENvue	Corporate	Total
Balance sheet at December 31, 2025
Goodwill	$-	$29,082	$-		$29,082
Assets	$1,924	$39,200	$-		$41,124

Balance sheet at December 31, 2024
Goodwill	$-	$-	$-	$
Assets	$3,629	$-	$-		$3,629

Segment operating results

Year ended December 31, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$1,857	$696	$-	$2,553
Cost of revenues	1,370	1,030	-	2,400
Research and development	1,088	674	-	1,762
Selling and marketing	541	1,952	-	2,493
General and administrative	2,102	2,337	3,194	7,633
Impairment expense	-	11,154	-	11,154
Total operating loss	$(3,244)	$(16,451)	$3,194	$(22,889)

Year ended December 31, 2024:	NanoVibronix	ENvue	Corporate	Total
Revenues	$2,558	$-	$-	$2,558
Cost of revenues	1,050	-	-	1,050
Research and development	909	-	-	909
Selling and marketing	720	-	-	720
General and administrative	3,461	-	-	3,461
Total operating loss	$(3,582)	$-	$-	$(3,582)

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Geographic Information and Major Customer Data

The following is a summary of revenues within geographic areas:

	Year ended December 31
	2025	2024
United States	$2,510	$2,450
Europe	8	17
Australia/New Zealand	20	41
Other	15	50
Total	$2,553	$2,558

Major Customer Data as a Percentage of Total Revenues

The following is a summary of revenues:

	Year ended December 31
	2025	2024

Customer A	31%	36%
Customer B	23%	19%
Customer C	14%	34%
Total	68%	88%

NOTE 17 – FAIR VALUE

Financial Liabilities Measured at Fair Value on a Recurring Basis

There were no transfers between Level 3 during the year ended December 31, 2025, and 2024.

The following table presents changes in Level 3 asset and liability measured at fair value for the year ended December 31, 2025 and 2024:

Warrants Liability
Balance – December 31, 2024	$-
Issuance – warrant liability	8,078
Reclassification of warrant liability to equity	(1,067)
Fair Value adjustments – warrant liability	(6,204)
Balance – December 31, 2025	$807

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of December 31, 2025
	Level I	Level II	Level III	Total
Warrant liability	$-	-	807	807

NOTE 18 - COMMITMENTS AND CONTINGENCIES

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

ENVUE MEDICAL, INC.

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

On March 30, 2026, the Appellate Division of the Second Department issued a decision and order which affirmed the judgment of the Supreme Court, Nassau County in its entirety and dismissed the appeal, stating inter alia that “NanoVibronix failed to establish that the arbitration award violated a strong public policy, was irrational, procured by fraud, or clearly exceeded a specifically enumerated limitation of the arbitrator’s power”. It further held that NanoVibronix had not demonstrated that it had shown sufficient new facts to the court on the motion to renew. The decision was conclusory and did not analyze the facts as argued by NanoVibronix nor did it distinguish them specifically. The Company is currently 24.1 reviewing the decision and considering its available alternatives.

As of December 31, 2025, the Company accrued the amount of the arbitration award to Protrade of approximately $2,252, including interest which is classified in “Other accounts payable and accrued expenses”.

NOTE 19 – RELATED PARTY TRANSACTION

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

The firm FisherBroyles LLP handled all of the Company’s Protrade litigation and appeals through December 31, 2024. For the year ended December 31, 2024, the Company was not billed and did not pay any legal fees to FisherBroyles. On January 1, 2024, Ms. Cassirer and the lawyers responsible for handling the Company’s Protrade litigation left FisherBroyles to join the firm Pierson Ferdinand LLP, which since that date has currently been the sole firm handling all of the Company’s Protrade litigation and appeals. For the year ended December 31, 2025 and 2024, Pierson Ferdinand was paid $323 and $69, respectively, while Ms. Cassirer was a member of the board. As in prior years, Ms. Cassirer has not provided any legal services or legal advice to the Company.

On January 17, 2025, ENvue issued a Consolidated Secured Note (as amended, the “Alpha Note”) in the aggregate principal amount of $2,497, to Alpha Capital Anstalt (“Alpha”), see note 14. Prior to the ENvue Merger, Alpha was the principal shareholder of ENvue, and following the completion of the ENvue Merger, Alpha continues to be a shareholder of the Company, however subsequent to the merger they are subject to a 4.99% beneficial ownership limitation. As of December 31, 2025, Alpha also holds 40,996 of Series X Preferred Shares (see Note 4).

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

On February 13, 2025, the Company entered into a Securities Purchase Agreement (the “PIPE Purchase Agreement”) with Alpha, pursuant to which the Company sold in a private placement senior convertible debenture (the “Debenture”) due the earlier of (i) the date that is the 30-day anniversary of the effective date of stockholder approval of the issuance of the shares of common stock upon the conversion of the debentures and (ii) November 13, 2025 (the date that is nine months following the date of issuance of the Debenture) (“Maturity Date”), having an aggregate principal amount (the “Principal Amount”) of $ 500 (the “Debenture Transaction”). The closing of the Debenture Transaction occurred on February 14, 2025—see note 13. As of December 31, 2025, no amounts are outstanding under this debenture.

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

On April 11, 2025, ENvue issued a promissory note (the “April Note”) to Alpha in the principal amount of $360 (the “April Note Principal Amount”), together with all accrued interest thereon. The April Note has a maturity date of June 11, 2025 (the “April Note Maturity Date”) and on the April Note Maturity Date, the aggregate unpaid April Note Principal Amount, all accrued and unpaid interest and all other amounts payable under the April Note shall be due and payable. The April Note bears interest at an annual rate equal to 8.0% and is payable “in kind” by adding such accrued interest to the April Note Principal Amount—see note 14.

On July 18, 2025, Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Alpha, pursuant to which it agreed to sell to them (i) an aggregate of 8,889 shares of the Company’s newly-designated Series H Convertible Preferred Stock, with a par value of $0.001 per share and a stated value of $1 per share (the “Stated Value”), initially convertible into up to 880,099 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at an initial conversion price of $10.10 per share (the “Preferred Stock”) and (ii) warrants to acquire up to an aggregate of 467,836 shares of Common Stock (the “Warrants”) at an exercise price of $22.50 (the “Private Placement” and such closing, the “Initial Closing”).

Pursuant to the terms of the Purchase Agreement, the Company has also agreed to issue 2,222 shares of Preferred Stock with a total stated value of $2,222 in a second closing, subject to the satisfaction of customary closing conditions—see note 11.

On September 16, 2025, the Company entered into a securities purchase agreement with Alpha, pursuant to which the Company agreed to issue and sell (i) 74,114 shares of the Company’s Common Stock, and (ii) prefunded warrants to purchase up to 217,090 shares of Common Stock in a registered direct offering for $2.04 million, pursuant to an effective shelf registration statement on Form S-3. The offering price was $7.01 per share of Common Stock and $7.009 per Prefunded Warrant, which is the price of each share of Common Stock sold in the Offering, minus the $0.001 exercise price per Prefunded Warrant. The net proceeds from the Offering were approximately $1.88 million, after deducting placement agent fees of $163—see note 11.

NOTE 20 – INCOME TAXES

U.S. tax reform:

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act includes significant changes to the U.S. corporate income tax system including but not limited to: a federal corporate rate reduction from 35% to 21%; creation of the base erosion anti-abuse tax (“BEAT”), introduction of the Global Intangible Low Taxed Income (“GILTI”) provisions; the transition of U.S. international taxation from a worldwide tax system to a modified territorial tax system; modifications to the allowance of net business interest expense deductions; modification of net operating loss provisions; changes to 162(m) limitation rules and bonus depreciation provisions. The change to a modified territorial tax system resulted in a one-time U.S. tax liability on those earnings which have not previously been repatriated to the U.S. (the “Transition Tax”), with future dividend distributions not subject to U.S. federal income tax when repatriated. A majority of the provisions in the Tax Act became effective January 1, 2018.

The Tax Act added a new code section 951A, which requires a U.S. shareholder of a Controlled Foreign Corporation (“CFC”) to include in current taxable income, its GILTI in a manner similar to Subpart F income. The statutory language also allows a deduction for corporate shareholders equal to 50% of the GILTI inclusion, which would be reduced to 37.5% starting in 2026. In general, GILTI imposes a tax on the net income of foreign corporate subsidiaries in excess of a deemed return on their tangible assets. The Company is subject to GILTI for 2018 and future periods. The Company is electing to account for the income tax effects of GILTI as a “period cost,” an income tax expenses in the year the tax is incurred.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”). For the year ending December 31, 2025, the OBBBA the law brought a return to 100% bonus depreciation, full expensing of domestic R&E costs, and modified Section 163(j) rules previously enacted by the TCJA. The law also brought changes related to the GILTI regime, which will now be called Net CFC Tested Income, a reduction of the Section 250 deduction from 50% to 40%, and the increase in allowable foreign tax credits. The non-domestic changes generally result in a slight increase in effective tax rate on certain foreign income, and take place for years ending after December 31, 2025. Ceva has implemented the domestic changes applicable to the year ending December 31, 2025, and will continue to analyze the impact on foreign changes for the year ending December 31, 2026. The adoption of the OBBBA did not have a material impact on the Company’s consolidated financial statements or related deferred tax balances.

Foreign tax:

Tax rates applicable to the income of the Israeli subsidiaries:

The Israeli corporate tax rate in 2025 and 2024 is 23%. One of the Company’s Israeli subsidiaries has final tax assessments through 2017.

Tax loss carryforwards:

As of December 31, 2025, the Company and its subsidiary had federal and state net operating loss carryforwards for income tax purposes of approximately $55,320 and $6,004, respectively. Of the federal net operating loss carryforward, approximately $41,362 may be carried forward indefinitely. The remaining approximately $13,959 of federal net operating loss carryforward is subject to a 20-year carryforward limitation but may be used to fully offset taxable income in the year of utilization. The state net operating loss carryforwards are subject to varying carryforward periods under applicable state tax laws.

Utilization of the U.S. federal and state net operating loss carryforwards may be subject to annual limitations under Section 382 of the Internal Revenue Code of 1986, as amended, in the event of a cumulative change in ownership of more than 50% within any three-year period. The Company has not performed a Section 382 analysis as of the balance sheet date; however, management does not believe that any such limitation would have a material impact on the financial statements, as the related deferred tax assets are fully offset by a valuation allowance.

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Tax returns:

Income tax returns are filed in the United States and various state jurisdictions. The Company is not currently under examination by income tax authorities in federal or state jurisdictions. Due to net operating loss carryforwards, the Company’s returns remain open for all prior years.

Income tax expense is comprised of the following:

	Year ended December 31,
	2025	2024
Current Tax
Federal	$-	$-
State	1	-
Foreign	65	19
Total	$66	$19

Deferred Tax
Federal	$(331)	$-
State	(42)	-
Foreign	$-	-
Total	$(373)	$-

Total taxes on income (benefit)	$(307)	$19

Loss before taxes:

	Year ended December 31,
	2025	2024

Domestic	$18,713	$3,775
Foreign	(221)	(89)
	$18,492	$3,686

Reconciliation between the Company’s effective tax rate and the U.S. statutory rate:

The company adopted ASU 2023-09 for the year ended December 31, 2025, on a prospective basis. A reconciliation between the theoretical tax expense, assuming all income is taxed at the statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the consolidated statements of loss is as follows:

	Year ended December 31,
	2025
	Amount	Rate
US federal statutory tax rate	$(3,883)	21%
State and local income taxes, net of federal	(42)	0.23%
Foreign tax effects	32	(0.17)%
Nontaxable or nondeductible items:
Goodwill impairment	2,207	(11.93)%
Warrants remeasurement	(1,303)	7.05%
Other	152	(0.82)%
Change in valuation allowance	2,444	(13.22)%
Other adjustments	86	(0.47)%
Income tax expense (benefit)	$(307)	1.66%

Reconciliation between the Company’s effective tax rate and the U.S. statutory rate prior to the adoption of ASU 2023-09:

Year ended December 31,
2024
Federal income tax benefit at statutory rate	21.00%
State income taxes, net of federal benefit	0.31%
Foreign rate differential	0.04%
Permanent Items	(0.04)%
Change in valuation allowance	(21.51)%
Return to provision adjustments	0.40%
Other	0.30%
Effective tax rate	0.51%

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	Year ended December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforward	$12,778	$9,032
R&D expense	164	207
Capital loss carryforward	5	6
Arbitration and other accrued expenses	379	385
Stock compensation	539	581
Lease liability	29	17
Other	42	-
Total deferred tax assets before valuation allowance	13,936	10,228
Valuation allowance	(13,009)	(10,204)
Net deferred tax asset	927	24
Deferred tax liabilities:
Property and equipment	(15)	(5)
Intangible Assets	(885)	-
Right-of-use Asset	(27)	(19)
Net deferred tax asset	$-	$-

The net change in the total valuation allowance for the year ended December 31, 2025 was a decrease of $2,805. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences and tax loss carryforward are deductible. Management considers the projected taxable income and tax-planning strategies in making this assessment.

The Company recorded a valuation allowance for certain of its deferred tax assets. The Company concluded that, based on the weight of available positive and negative evidence, it was more likely than not that the deferred tax assets would not be recoverable due to uncertainty regarding future taxable income. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s current trends related to actual taxable earnings or losses, and expected future reversals of existing taxable temporary differences, as well as projections for future annual results.

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

Income tax payments:

Pursuant to the disclosure requirements of ASU 2023-09, below is a summary of income taxes paid, net of refunds received, by jurisdiction for the year ended December 31,2025:

Year ended December 31,
2025
Cash taxes paid (refunds received)
Federal income taxes	32
Foreign:
Israel	20
Income taxes, net of amounts refunded	$52

ENVUE MEDICAL, INC.

Notes to Consolidated Financial Statements

(Amounts in thousands except share and per share data)

NOTE 21 – IMPAIRMENT OF GOODWILL AND LONG-LIVED ASSETS

During the year ended December 31, 2025, the Company performed its annual goodwill impairment test for the ENvue reporting unit. In addition, based on the presence of indicators of impairment identified during the period, the Company also evaluated the recoverability of its long-lived assets. As a result of these assessments, the Company recognized impairment charges related to goodwill and certain intangible assets.

Long-lived asset impairment

The Company evaluated the long-lived assets included in the ENvue reporting unit under ASC 360, Property, Plant, and Equipment (“ASC 360”). Long-lived assets were tested for impairment at the asset group level. The Company identified the asset group as the entire ENvue reporting unit, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.

As the ENvue asset group did not pass the step one recoverability test on an undiscounted cash flow basis, the Company then compared the fair value of the asset group to its carrying value. Accordingly to estimate the fair value of the asset group, the Company utilized an income-based valuation approach by means of a discounted cash flow method, based on market participant assumptions. The assumptions used to estimate the fair value using a discounted cash flow method included forecasted revenue and EBITDA and long-term expectations for growth rates and operating profit margin, expected needs for annual capital expenditure and net working capital, and a market-participant discount rate derived via the capital asset pricing model. The excess of the carrying value of the asset group over the fair value was first allocated amongst the long-lived assets (excluding goodwill), noting each individual long-lived asset within the group may not be impaired below its individual fair value.

As a result, the Company recognized impairment charges of $232 related to proprietary technology, $32 related to tradenames and trademarks, and $381 related to customer relationships. No other long-lived assets were impaired, as their carrying values did not exceed their respective fair values.

Goodwill impairment

Following the impairment assessment of long-lived assets, the Company performed its annual goodwill impairment test for the ENvue reporting unit. The fair value of the reporting unit was estimated using a discounted cash flow methodology consistent with that described above and was categorized as a Level 3 measurement within the fair value hierarchy due to the use of significant unobservable inputs.

As of December 31, 2025, the carrying value of the ENvue reporting unit exceeded its estimated fair value. Accordingly, the Company recognized a non-cash goodwill impairment charge of $10,509 for the year ended December 31, 2025, which is included in operating expenses.

Total Impairment

Accordingly, for the year ended December 31, 2025, the Company recognized a total impairment charge of $11,154 related to the ENvue reporting unit.

Future changes in projected operating results, including those driven by economic conditions or operational factors, could result in additional impairment charges, which may be material.

NOTE 22 - SUBSEQUENT EVENTS

Certificate of Amendment to Series H Preferred Stock

On January 30, 2026, the Company entered into the Series H Amendment Agreement with the Required Holders (as defined in the Series H Amendment Agreement). Pursuant to the Series H Amendment Agreement, the Required Holders agreed to amend the Series H Certificate of Designations by filing the Series H Certificate of Amendment to the Series H Certificate of Designations with the Secretary of State of the State of Delaware to remove the Floor Price (as defined in the Series H Certificate of Designations) in consideration of the holders of the Series H Preferred Stock exercising $2,500,000 of the Additional Investment Right (as such concept is described in the Securities Purchase Agreement by and between the Company and the holders of the Series H Preferred Stock

Employment Agreement Amendment – Doron Besser

On February 2, 2026, ENvue Medical Israel, Ltd., a wholly owned subsidiary of the Company, entered into a first amendment to Dr. Doron Besser’s Amended and Restated Employment Agreement. The amendment revised the timing of the initial grant of restricted stock units (“RSUs”) and provides that additional restricted stock units (“RSUs”) may be granted on a quarterly basis, subject to Board approval, to maintain Dr. Besser’s target equity ownership of 9% on a fully diluted basis. The amendment also provides for a prorated equity true-up in the event of certain qualifying terminations. The initial grant was subject to the approval of the Compensation Committee, which was approved on April 4, 2026.

Chairman Agreement – David Johnson

On February 2, 2026, the Company entered into a Chairman Agreement with David Johnson, pursuant to which he will serve as Chairman of the Board. Under the agreement, Mr. Johnson will receive compensation of $10,000 per month, reimbursement of reasonable expenses, and an equity award representing approximately 3.5% of the Company’s fully diluted common stock, subject to vesting. The agreement has an initial one-year term with automatic renewals, unless terminated upon notice by either party.

Loan Amendment

On March 25, 2026, the Company and Alpha entered into an amendment to a loan originally issued on January 17, 2025, in the principal amount of approximately $2.5 million, as previously amended on February 13, 2025. The amendment modified the maturity date, extending it to December 31, 2026. All other terms of the loan remain unchanged.

Index to Exhibits

Exhibit No.	Description

1.1	Underwriting Agreement, by and between the Company and Dawson James Securities, Inc., dated as of May 14, 2025 (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

2.1#	Agreement and Plan of Merger, dated February 14, 2025, by and among NanoVibronix, Inc., NVEH Merger Sub I, Inc., NVEH Merger Sub II, LLC and ENvue Medical Holdings, Corp. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

3.1	Amended and Restated Certificate of Incorporation (as presently in effect) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 17, 2015).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014).

3.3	Certificate of Amendment of Certificate of Incorporation (creating the Series C Preferred Stock) (incorporated by reference to Exhibit 3.3 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014).

3.4	Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 7, 2017).

3.5	Certificate of Designation, Preferences, Rights and Limitations of Series E Preferred Stock (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 19, 2019).

3.6	Certificate of Amendment of the Amended and Restated Certificate of Designation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2019).

3.7	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 15, 2021).

3.8	Amendment to the Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2021).

3.9	Certificate of Designation, Preferences, Rights and Limitations of Series F Preferred Stock (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2022).

3.10	Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report filed with the Securities and Exchange Commission on February 8, 2023).

3.11	Certificate of Designations of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock, dated February 14, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

3.12	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, as amended, of NanoVibronix, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2025).

3.13	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.14	Certificate of Designation of the Preferences, Rights and Limitations of Series G Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

3.15	Certificate of Correction to Certificate of Designation of the Preferences, Rights and Limitations of Series G Convertible Preferred Stock, dated July 8, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 9, 2025).

3.16	Certificate of Designation of the Preferences, Rights and Limitations of Series H Convertible Preferred Stock, filed July 18, 2025 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 22, 2025).

3.17	Certificate of Amendment of Certificate of Incorporation of ENvue Medical, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 12, 2025).

3.18	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

4.2	Form of May 10 and May 15, 2019 Warrants (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

4.3	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019).

4.4	Form of Preferred Warrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

4.5	Form of Common Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

4.6	Form of Warrant Amendment (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 20, 2020).

4.7	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

4.8	Form of Senior Convertible Debenture, issued on February 13, 2025(incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

4.9	Amended and Restated Senior Convertible Debenture Due the Earlier of the Trigger Date and November 13, 2025 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).

4.10	Form of Promissory Note, dated as of April 11, 2025, issued by ENvue Medical Holdings LLC to Alpha Capital Anstalt (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025).

4.11	Form of Merger Pre-Funded Warrant (incorporated by reference to Exhibit 4.20 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on April 22, 2025).

4.12	Form of Common Warrant issued on May 16, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

4.13	Form of Representative’s Warrant issued on May 16, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

4.14	Form of Warrant dated July 22, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on July 22, 2025).

4.15	Form of Pre-Funded Warrant dated September 17, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the SEC on September 17, 2025).

4.16*	Description of Securities.

10.1	Fourteenth Amended and Restated Securities Purchase Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.2	Fourteenth Amended and Restated Securities Purchase Agreement, dated December 11, 2014, by and between NanoVibronix, Inc. and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.3	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Overseas Fund, Ltd. (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.4	Fifteenth Amended and Restated Secured Convertible Promissory Note, dated December 11, 2014, by NanoVibronix, Inc. in favor of and Globis Capital Partners, L.P. (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 9, 2015).

10.5	Form of Amended and Restated 2013 and 2014 Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.13 to Amendment No. 2 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 25, 2014).

10.6+	NanoVibronix, Inc. 2004 Global Share Option Plan (incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.7+	Personal Employment Agreement, dated March 1, 2008, by and between NanoVibronix (Israel 2003) Ltd and Jona Zumeris (incorporated by reference to Exhibit 10.15 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.8+	Form of Indemnification Agreement between NanoVibronix, Inc. and certain of its officers and directors (incorporated by reference to Exhibit 10.16 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.9	Amendment to Subscription Agreement Convertible Promissory Notes, dated February 28, 2014, by and between NanoVibronix, Inc. and the note holders signatory thereto (incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.10	Second Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.19 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.11	Third Amendment to Subscription Agreement Series B Convertible Preferred Stock and Warrants), dated February 28, 2014, by and between NanoVibronix, Inc. and the holders signatory thereto (incorporated by reference to Exhibit 10.20 to Amendment No. 1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2014).

10.12+	NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.27 to Amendment No. 3 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on April 30, 2014).

10.13+	First Amendment to Personal Employment Agreement, dated June 16, 2014, by and between NanoVibronix, Inc. and Dr. Jona Zumeris (incorporated by reference to Exhibit 10.29 to Amendment No. 8 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 23, 2014).

10.14	Services Agreement, dated March 25, 2015, by and between Multigon Industries, Inc. and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.15+	Employment Agreement, dated March 25, 2015, by and between William Stern and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.16+	Letter Agreement, dated March 25, 2015, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.17+	Form of Incentive Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.18+	Form of Nonqualified Stock Option Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.19+	Form of Restricted Stock Award Agreement under the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.20+	Form of 3(i) Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.43 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.21+	Form of 102 Award Agreement under the Israeli Appendix to the 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.44 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2015).

10.22+	Employment Agreement, dated October 13, 2016, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.23	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2017).

10.24	Convertible Promissory Note, dated March 23, 2017, by and between NanoVibronix, Inc. and an individual investor (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017).

10.25+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017)

10.26+	First Amendment to Nonqualified Stock Option Agreement, dated March 30, 2017, between NanoVibronix, Inc. and Ira A. Greenstein (incorporated by reference to Exhibit 10.52 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2017).

10.27+	Offer Letter, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.28+	Nonqualified Stock Option Agreement, dated October 14, 2016, between NanoVibronix, Inc. and Christopher M. Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2016).

10.29	Form of Convertible Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2017).

10.30	Form of Letter Agreement, dated September 7, 2017, between NanoVibronix, Inc. and holders of the 2017 Notes (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on September 14, 2017).

10.31	Consulting Agreement dated as of February 21, 2019, between NanoVibronix, Inc and Bespoke Growth Partners, Inc. (incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.32	Convertible Promissory Note (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.33	Convertible Promissory Note (incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.34	Form of Warrant (incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on May 13, 2019).

10.35	Convertible Promissory Note (Globis), May 10, 2019 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

10.36	Convertible Promissory Note (AiGH), May 15, 2019 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 20, 2019).

10.37+	CFO Consulting Agreement, dated as of June 1, 2019, between NanoVibronix Inc. and James S. Cardwell (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 2019).

10.38	Securities Purchase Agreement, dated as of June 21, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2019).

10.39	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

10.40	Securities Purchase Agreement, dated as of July 31, 2019, by and among the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2019).

10.41	Form of Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.42	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 26, 2020).

10.43	Note with Cross River Bank (SBA-Payroll Protection Program loan) dated May 14, 2020 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 19, 2020).

10.44+	Employment Agreement, dated as of October 5, 2020, between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on October 8, 2020).

10.45+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.46+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.47+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.48+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.49+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.50+	Option Cancellation and Release Agreement, dated November 2, 2020, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 5, 2020).

10.51	Form of Securities Purchase Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.52	Form of Registration Rights Agreement, dated December 2, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2020).

10.53#	Amended and Restated Distribution Agreement for “Private Labeled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2021).

10.54+	Second Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan. (incorporated by reference to Annex A to the Company’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on April 30, 2019).

10.55+	Third Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2021).

10.56+	Fourth Amendment to the NanoVibronix, Inc. 2014 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2022).

10.57	Form of Securities Purchase Agreement, dated November 29, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 1, 2022).

10.58	Form of Securities Purchase Agreement, dated August 30, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

10.59	Form of Registration Rights Agreement, dated August 30, 2023 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 1, 2023).

10.60+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Aurora Cassirer (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.61+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Brian Murphy (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.62+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Christopher Fashek (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.63+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Harold Jacob (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.64+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Maria Schroeder (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.65+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Martin Goldstein (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.66+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Michael Ferguson (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.67+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.68+	Option Cancellation and Release Agreement, dated November 29, 2023, by and between NanoVibronix, Inc. and Thomas Mika (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed with the Securities Exchange Commission on December 4, 2023).

10.69	Second Amendment to the Amended and Restated Distribution Agreement for “Private-Labled” Products dated December 10, 2020 by and between NanoVibronix, Inc. and Ultra Pain Products Inc. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 13, 2023).

10.70#	Standalone Services Agreement, dated March 22, 2024, by and between NanoVibronix, Inc. and Veranex, Inc. (incorporated by reference to Exhibit 10.75 to the Annual Report on Form 10-K filed on April 8, 2024).

10.71	Research Agreement, dated October 1, 2023, by and between NanoVibronix Inc. and the Regents of the University of Michigan (incorporated by reference to Exhibit 10.76 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2024).

10.72+	Employment Agreement, dated as of September 20, 2024, by and between Brian Murphy and NanoVibronix, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 25, 2024).

10.73+	NanoVibronix, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2024).

10.74	Form of Exchange Agreement, effective as of January 7, 2025 (incorporated by reference to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 7, 2025).

10.75	Form of Securities Purchase Agreement, dated as of February 13, 2025, by and between NanoVibronix, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

10.76	Form of Registration Rights Agreement, dated as of February 13, 2025, by and between NanoVibronix, Inc. and the purchaser named therein (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 14, 2025).

10.77	Amended and Restated Senior Convertible Debenture Due the Earlier of the Trigger Date and November 13, 2025 (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K filed on March 31, 2025).

10.78	Consolidated Secured Note issued by ENvue Medical Holdings LLC to Alpha Capital Anstalt on January 17, 2025 (incorporated by reference to Exhibit 10.80 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2025).

10.79	Amendment to Consolidated Secured Note (incorporated by reference to Exhibit 10.82 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 14, 2025).

10.80	Guaranty, dated as of April 11, 2025, by and between the Company and Alpha Capital Anstalt (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 11, 2025).

10.81	Consolidated Secured Note issued by ENvue Medical Holdings LLC to Alpha Capital Anstalt on January 28, 2025 (incorporated by reference to Exhibit 10.81 to the Company’s Registration Statement on Form S-1/A, as filed with the SEC on May 12, 2025).

10.82	Form of Amendment Agreement, dated as of May 12, 2025, by and among the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 16, 2025).

10.83	Form of Securities Purchase Agreement, dated as of July 18, 2025, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2025).

10.84+	Employment Agreement, dated as of February 12, 2025, by and between Rita Silberberg and ENvue Medical Israel Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2025).

10.85+	Amended and Restated Employment Agreement, dated as of August 11, 2025, by and between NanoVibronix, Inc. and Stephen Brown (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2025).

10.86	Form of Securities Purchase Agreement, dated September 17, 2025, by and between the Company and the purchaser thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 17, 2025).

10.87+	First Amendment to the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2025).

10.88+	Amended and Restated Employment Agreement, dated as of December 17, 2025, by and between the Company and Doron Besser, M.D. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2025).

10.89#	Consulting Agreement, dated as of December 18, 2025, by and between the Company and RCM Financial Consulting, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 23, 2025).

10.90+	Amended and Restated 2024 Long Term Incentive Plan of ENvue Medical, Inc., dated as of December 24, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 2025).

10.91	Form of Amendment Agreement, dated as of January 30, 2026, by and among the Company and the holders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026).

10.92+	First Amendment, dated February 2, 2026, to the Amended and Restated Employment Agreement dated as of December 17, 2025, by and between the Company and Doron Besser (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026).

10.93+	Chairman Agreement, dated February 2, 2026, by and between the Company and David Johnson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2025).

23.1*	Consent of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Compensation Recovery Policy, adopted by the Board of Directors on November 6, 2023 (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 8, 2024).

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

+	Management contract or compensatory plan or arrangement.
#	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENVUE MEDICAL, INC.

By:	/s/ Doron Besser
Doron Besser
Chief Executive Officer (Principal Executive Officer)

Date:	April 15, 2026

By:	/s/ Nicole Fernandez-McGovern
Nicole Fernandez-McGovern
Chief Financial Officer (Principal Financial Officer)

Date:	April 15, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DORON BESSER, M.D.	Chief Executive Officer and Director	April 15, 2026
Doron Besser, M.D.	(principal executive officer)

/s/ NICOLE FERNANDEZ-MCGOVERN	Chief Financial Officer	April 15, 2026
Nicole Fernandez-McGovern	(principal financial officer)

/s/ RITA SILBERBERG	Chief Accounting Officer	April 15, 2026
Rita Silberberg	(principal accounting officer)

/s/ DAVID JOHNSON	Director	April 15, 2026
David Johnson

/s/ ZEEV ROTSTEIN	Director	April 15, 2026
Zeev Rotstein, M.D.

/s/ NINO PIONATI	Director	April 15, 2026
Nino Pionati

/s/ ALISON BURGETT	Director	April 15, 2026
Alison Burgett

