Form 10-Q
period 2026-03-31
ENvue Medical, Inc.
filed 2026-05-18
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 001-36445

ENvue Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

969 Pruitt Ave Tyler, Texas	77569
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (914) 233-3004

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.001 per share	FEED	NASDAQ Capital Market

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

The number of shares outstanding of the registrant’s common stock as of May 18, 2026, was 6,091,840 shares.

ENVUE MEDICAL, INC.

Quarter Ended March 31, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$2,235	$4,224
Restricted cash	30	30
Trade receivables	332	289
Prepaid expenses and other accounts receivable	1,334	391
Inventory	2,266	2,337
Total current assets	6,197	7,271

Non-current assets:
Property and equipment, net	127	119
Severance pay fund	125	125
Operating lease right-of-use assets	148	127
Long-term trade receivables	20	20
Intangible assets, net	4,172	4,380
Goodwill	29,082	29,082
Total non-current assets	33,674	33,853
Total assets	$39,871	$41,124

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$706	$719
Arbitration liability	2,285	2,252
Other accounts payable and accrued expenses	2,699	2,345
Loan	1,080	1,080
Deferred revenue	-	175
Operating lease liabilities - current	95	89
Total current liabilities	6,865	6,660

Non-current liabilities:
Warrant liability	824	807
Accrued severance pay	132	132
Operating lease liabilities, non-current	35	28
Total liabilities	$7,856	$7,627

Commitments and contingencies

Stockholders’ equity [*]:

Series G Preferred stock of $0.001 par value - Authorized: 500,000 shares at March 31, 2026, and December 31, 2025; Issued and outstanding: $820 shares at March 31, 2026 and December 31, 2025	-	-
Series X Preferred stock of $0.001 par value - Authorized: 62,220 shares at March 31, 2026, and December 31, 2025; Issued and outstanding: 50,527 and 53,100 shares at March 31, 2026 and December 31, 2025, respectively	-	-
Series H Preferred stock of $0.001 par value - Authorized: 55,111 shares at March 31, 2026, and December 31, 2025; Issued and outstanding: 10,209 and 11,111 shares at March 31, 2026 and December 31, 2025, respectively	-	-
Common stock of $0.001 par value - Authorized: 40,000,000 shares at March 31, 2026, and December 31, 2025; Issued and outstanding: 3,700,908 and 1,100,413 shares at March 31, 2026 and December 31, 2025, respectively	4	1
Additional paid in capital	144,227	124,057
Accumulated other comprehensive income	(80)	(80)
Accumulated deficit	(112,136)	(90,481)
Total stockholders’ equity	32,015	33,497
Total liabilities and stockholders’ equity	$39,871	$41,124

[*]	Adjusted to reflect the reverse stock splits, see Note 7.

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	For the Three Months Ended March 31,
	2026	2025

Revenues	$653	$1,025
Cost of revenues	708	656
Gross profit (loss)	(55)	369

Operating expenses:
Research and development	468	530
Selling and marketing	772	349
General and administrative	2,416	1,342

Total operating expenses	3,656	2,221

Loss from operations	(3,711)	(1,852)

Interest expense	(36)	(53)
Financial income (expense), net	(42)	48

Loss before taxes on income	(3,789)	(1,857)

Income tax expense	(33)	(15)

Net loss	$(3,822)	$(1,872)

Preferred Stock dividends
Dividend on Series X Preferred Stock	(623)	-
Dividend on Series H Preferred Stock	(236)	-
Deemed dividend for down round on Series H Preferred Stock	(16,974)	-
Deemed contribution on extinguishment of Series X Preferred Stock	131	-
Deemed dividend on modification of Series H Preferred Stock	(1,097)	-

Net loss available to common stockholders	(22,621)	(1,872)

Basic and diluted net loss available for holders of common stock [*]	$(6.88)	$(29.90)

Weighted average common shares outstanding:
Basic and diluted [*]	3,289,049	62,615

Comprehensive loss:
Net loss	$(3,822)	$(1,872)
Change in foreign currency translation adjustments	-	(1)
Total Comprehensive loss	$(3,822)	$(1,873)

[*]	Adjusted to reflect the reverse stock splits, see Note 7.

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2024	-	$-	-	$-	-	$-	37,894	$1	$70,507	$(80)	$(69,801)	$627
ENvue Merger	-	-	-	-	-	-	3,318	-	36,921	-	-	36,921
Exercise of pre-funded warrants	-	-	-	-	-	-	21,423	-	-	-	-	-
Warrant exchange agreement	-	-	-	-	-	-	4,150	-	-	-	-	-
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	-	-	6,617	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	-		(1)	-	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	(1,872)	(1,872)
Balance, March 31, 2025	-	$-	-	$-	-	$-	73,402	$1	$107,428	$(81)	$(71,673)	$35,675

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2025	820	$-	53,100	$-	11,111	$-	1,100,413	$1	$124,057	$(80)	$(90,481)	$33,497
Issuance of Series H Preferred Stock	-	-	-	-	3,900	-	-	-	3,900	-	-	3,900
Conversion of Series H Preferred Stock and accrued dividends into Common Stock	-	-	-	-	(4,802)	-	2,600,495	3	(3)	-	-	-
Repurchase of Series X Preferred Stock	-	-	(2,573)	-	-	-	-	-	(1,560)	-	-	(1,560)
Dividend on Convertible Preferred Series X	-	-	-	-	-	-	-	-	623	-	(623)	-
Dividend on Convertible Preferred Series H	-	-	-	-	-		-	-	236	-	(236)	-
Deemed dividend for down round feature on Series H Preferred Stock	-	-	-	-	-	-	-	-	16,974	-	(16,974)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(3,822)	(3,822)
Balance, March 31, 2026	820	$-	50,527	$-	10,209	$-	3,700,908	$4	$144,227	$(80)	$(112,136)	$32,015

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,822)	$(1,872)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	217	18
Noncash interest expense	30	13
Change in fair value of warrant liability	17	-
Change in fair value of note payable	-	(58)
Changes in operating assets and liabilities:
Trade receivable	(43)	(228)
Prepaid expenses and other accounts receivable	(943)	(336)
Inventory	71	567
Trade payables	(13)	(21)
Other accounts payable and accrued expenses	357	586
Deferred revenue	(175)	(11)
Operating right-of-use asset	11	-
Operating lease liabilities	(19)	-
Accrued severance pay, net	-	(1)
Net cash used in operating activities	(4,312)	(1,343)

Cash flows from investing activities:
Cash acquired in ENvue Merger	-	148
Purchase of property and equipment	(17)	(5)
Net cash (used in) provided by investing activities	(17)	143

Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net	3,900	-
Repurchase of Series X Preferred Stock	(1,560)	-
Proceeds from issuance of notes payable to related party	-	1,050
Net cash provided by financing activities	2,340	1,050

Effects of currency translation on cash and cash equivalents	-	(1)

Net decrease in cash, cash equivalents and restricted cash	(1,989)	(151)
Cash, cash equivalents and restricted cash at beginning of period	4,254	752
Cash, cash equivalents and restricted cash at end of period	$2,265	$601

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	2,235	571
Restricted cash at end of period	30	30
Total cash, cash equivalents and restricted cash	$2,265	$601

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$1	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

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

On February 14, 2025, pursuant to the terms of that certain Agreement and Plan of Merger, dated as of February 14, 2025 (the “Merger Agreement”), by and among the Company, NVEH Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“First Merger Sub”), NVEH Merger Sub II, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company (“Second Merger Sub”), and ENvue Medical Holdings, Corp. (“Predecessor ENvue”), the Company and Predecessor ENvue effected (i) a merger of First Merger Sub with and into Predecessor ENvue, with First Merger Sub ceasing to exist and Predecessor ENvue becoming a wholly-owned subsidiary of the Company, and (ii) the merger of Predecessor ENvue with and into Second Merger Sub (the “Second Merger” and, together with the First Merger, the “ENvue Merger”), with Second Merger Sub being the surviving entity (the “Surviving Entity”). At the effective time of the Second Merger, the certificate of formation of the Surviving Entity was amended and restated to, among other things, change the name of the Surviving Entity to “ENvue Medical Holdings LLC.”

ENvue Medical Holdings LLC (formerly ENvue Medical Holding, Corp.) (“ENvue”), a wholly-owned subsidiary of the Company, is a Delaware limited liability company incorporated on June 5, 2024. ENvue has two wholly-owned subsidiaries: ENvue Medical (USA) Inc. and ENvue Medical Ltd. (formerly ENvue Medical Israel Ltd.). ENvue is engaged in the research, development, marketing, and sale of medical devices in the field of enteral feeding and is in the initial stage of commercializing its products.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

As of March 31, 2026, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $112,136. For the three months ended March 31, 2026, the Company used approximately $4,312 of cash in operations. The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved.

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

These conditions raise substantial doubt about the Company’s ability to continue as a going concern for twelve months from the date of issuance of these interim condensed consolidated financial statements. The accompanying interim condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and principles of consolidation

The unaudited interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The Company’s unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the accompanying unaudited interim consolidated financial statements reflect all adjustments, which include only normal recurring adjustments, necessary to state fairly the financial position and results of operations of the Company. These interim condensed consolidated financial statements and notes thereto are unaudited and should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, as found in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026.

The balance sheet for December 31, 2025, was derived from the Company’s audited financial statements for the year ended December 31, 2025. The results of operations for the periods presented are not necessarily indicative of results that could be expected for the entire fiscal year. Certain information and footnote disclosures normally included in the consolidated financial statements in accordance with U.S. GAAP have been omitted in accordance with the rules and regulations of the SEC for interim reporting.

The unaudited interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including ENvue as of the date of the ENvue Merger. Intercompany accounts and transactions have been eliminated upon consolidation.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

Use of estimates

The preparation of the interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, trade receivables, and other accounts receivable. The Company holds cash and cash equivalents in various banking institutions. The majority of the Company’s cash and cash equivalents and short-term bank deposits are invested with banks in United States. Such investments are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Cash balances could exceed insured amounts at any given time. Generally, these investments may be redeemed upon demand, and the Company believes that the financial institutions that hold the Company’s cash deposits are financially sound and, accordingly, bear minimal risk. As of March 31, 2026 and December 31, 2025, the Company had cash in excess of the FDIC insured amount totaling approximately $1,526 and $3,800, respectively.

The trade receivables of the Company are mainly derived from sales to a diverse set of customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers and, to date, has not experienced any significant losses.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. Trade Receivables are recorded when the right to consideration becomes unconditional. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. As of March 31, 2026 and December 31, 2025, the credit losses allowance was $42 and $10, respectively.

Earnings per share

The Company computes net loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between shares of Common Stock, par value $0.001 per share (the “Common Stock”) and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. The Company’s Series X Preferred Shares and Series H Preferred Shares would be entitled to dividends that would be distributed to the holders of Common Stock of the Company, based on the conversion ratio, assuming conversion of all Series X Preferred Shares and Series H Preferred Shares into shares of Common Stock. The Company does not allocate losses to these participating securities as they do not share in the Company’s losses.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

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

During the three months ended March 31, 2026 and 2025, no impairment was recorded.

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

For the three months ended March 31, 2026 and 2025, amortization expense amounted to $210 and $17.

The estimated useful lives of the Company’s intangible assets are as follows:

Intangible Assets	Years
Tradename and trademarks	5
Technology	7
Customer list	5

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

Leases

The Company may sell its insertion systems to customers through bundled lease arrangements which typically include insertion systems and nasoenteral tubes. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease components included in the bundled arrangement. The primary accounting provision the Company uses to classify transactions as sales-type or operating leases is whether the lease transfers ownership of the underlying asset to the lessee by the end of the lease term. Systems included in arrangements meeting this condition are accounted for as sales-type leases and revenue is recognized at lease commencement. When leases are determined to be operating leases, revenue is recognized over the term of the lease. For the three months ended March 31, 2026, there were no operating leases in which the Company is the lessor.

Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business. Interest income for the three months ended March 31, 2026 and 2025 was immaterial.

The Company’s short-term net investment in a lease receivable as of March 31, 2026 and December 31, 2025 was $20 and is presented within trade receivables in the consolidated balance sheets. The Company’s long -term net investment in a lease receivable as of March 31, 2026 and December 31, 2025 was $20 and is presented within long-term trade receivables in the consolidated balance sheets.

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

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

The Company’s performance obligation is generally the sale and delivery of its products. Revenues from product sales is recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration that result from discounts, commissions as well as allowances for returns.

Revenue from NanoVibronix product sales are recognized at a point in time when control of the product is transferred, which is generally upon shipment to the customer.

Regarding its ENvue sales, the Company regularly sells its insertion systems and nasoenteral tubes on a stand-alone basis and therefore concludes these products are separate performance obligations. Revenue from product sales is recognized at a point in time when control of the product is transferred, which is generally upon delivery to the customer.

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

The Company extends credit to its customers in the ordinary course of business. Payment terms are typically between 30 and 60 days from the date of invoice for both NanoVibronix and ENvue customers.

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

In some of its contracts, the Company provides assurance warranty services to its customers, in accordance with legal provisions or industry standards to ensure the quality of the products. As such, the Company recognizes a provision for warranties in its financial statements as applicable. As of March 31, 2026 and December 31, 2025, the Company’s provision for warranty amounted to $57 and $47, respectively.

Deferred revenue

Deferred revenue includes payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The following table presents the changes in the deferred revenue for the three months ending March 31, 2026:

Balance as of December 31, 2025	$175
Revenue recognized	(175)
Balance as of March 31, 2026	$-

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

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

Reclassification

Certain comparative figures have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted this guidance on January 1, 2026 on a prospective basis. The Company has elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The adoption did not have a material impact on the consolidated financial statements.

Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Interim Condensd Consolidated Statements of Operations and Comprehensive Loss as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, to modernize the accounting for costs related to internal-use software and better align it with current software development practices. The amended guidance removes references to project stages and clarifies when entities are required to begin capitalizing eligible costs. This guidance will be effective for the Company for annual periods beginning January 1, 2028, with early adoption permitted. The guidance may be applied prospectively, retrospectively, or using a modified prospective transition method. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

In April 2026, the FASB issued ASU 2026-01, Equity (Topic 505): Initial Measurement of Paid-in-Kind Dividends on Equity-Classified Preferred Stock. The amendments in this update require entities to initially measure paid-in-kind (“PIK”) dividends on equity-classified preferred stock using the PIK dividend rate stated in the preferred stock agreement, rather than at fair value. The ASU is effective for annual periods beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

NOTE 4 – PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	March 31, 2026	December 31, 2025

Prepaid expenses	$941	$137
Other receivables	393	254
Total prepaid expenses and other accounts receivable	$1,334	$391

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

NOTE 5 – INVENTORY

Inventory consists of the following components as of:

	March 31, 2026	December 31, 2025

Raw materials	$1,952	$1,801
Finished goods	314	536
Inventory	$2,266	$2,337

Inventory write-down charged to the cost of sales amounted to $122 and $0 for the three-month periods ended March 31, 2026, and 2025, respectively.

NOTE 6 – OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other accounts payable and accrued expenses consist of the following:

	March 31, 2026	December 31, 2025
R&D accrued expenses	$625	$625
Credit allowance	250	250
Compensation and payroll accrual	426	421
Taxes payable	153	117
Other accrued expenses	1,245	932
Total	$2,699	$2,345

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

Underwritten Public Offering, Series G Convertible Preferred Stock

On May 15, 2025, the Company announced the closing of an underwritten public offering (the “2025 Underwritten Offering”) of 400,000 shares of the Company’s Series G Convertible Preferred Stock (“Series G Preferred Stock”), with a par value $0.001 per share and stated value of $25 per share, and liability classified warrants to purchase up to 490,198 shares of Common Stock, of the Company at an exercise price of $20.40 per share (the “May 2025 Warrants”). The combined public offering price of each share of Series G Preferred Stock together with an accompanying May 2025 Warrant was $25. The May 2025 Warrants have a term of five years from the initial issuance date and are exercisable immediately upon issuance. The Company also issued warrants to representative of the Company in connection with the 2025 Underwritten Offering (the “May 2025 Representative’s Warrants”) to purchase up to 24,510 shares of Common Stock with an exercise price of $20.40 per share, as issuance costs. The May 2025 Representative’s Warrants expire five years from the date of commencement of sales in the 2025 Underwritten Offering.

On May 15, 2025, prior to the closing of the 2025 Underwritten Offering, the Company filed the Certificate of Preferences, Rights and Limitations of the Series G Convertible Preferred Stock (the “Series G Certificate of Designations”) with the Secretary of State of the State of Delaware, which became effective upon filing. Pursuant to the terms of the Series G Certificate of Designations, the holders of the Series G Preferred Stock are entitled to receive cumulative dividends at the rate per share of 9% per annum of the stated value per share until the fifth anniversary of the date of issuance of the Series G Preferred Stock, which such dividends may be paid, at the Company’s option, shares of Common Stock. In addition, in accordance with the Series G Certificate of Designations, accrued and unpaid dividends are payable upon the conversion of the Series G Preferred Stock prior to the fifth anniversary of issuance, upon any liquidation, dissolution, or winding up of the Company, and in connection with certain fundamental transactions. The five year 9% per annum dividend upon conversion of the Series G Preferred Stock irrespective of the timing of conversion such that upon conversion, the conversion price will incorporate the five-year 9% dividend.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

The aggregate net proceeds of the 2025 Underwritten Offering were approximately $8,200, after deducting approximately $1,800 of underwriting discounts, commissions and other offering costs and expenses.

Conversion of Series G Convertible Preferred Stock

Between May 16, 2025, and July 1, 2025, a majority of the Series G Preferred holders exercised their conversion right, converting 399,180 shares of Series G Preferred Stock into 709,419 shares of Common Stock. As of March 31, 2026, there were 820 outstanding shares of Series G Preferred Stock.

Series X Non-Voting Convertible Preferred Stock

On February 14, 2025, in connection with the ENvue Merger, the Company issued 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) to the certain investors of Predecessor ENvue. In addition, the Company issued 3,626 shares of Series X Preferred Stock to a to a service provider of Predecessor ENvue, replacing its equity interest in ENvue, resulting in a total of 61,346 shares of Series X Preferred Stock outstanding after the ENvue Merger.

The ENvue Merger was consummated and completed on February 14, 2025.

After giving effect to the ENvue Merger, pursuant to the terms and conditions of the Merger Agreement: (i) the holders of the outstanding equity of Predecessor ENvue immediately prior to the effective time of the First Merger (“First Effective Time”) own 19.9% of the Common Stock of the Company and 85.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 100:1) immediately following the First Effective Time, which following stockholder approval will allow the Series X Preferred Stock to convert to common stock of the Company which may result in the holders of Predecessor ENvue to own 85% of the common stock of the Company, and (ii) the holders of our outstanding equity immediately prior to the First Effective Time own 80.1% of the Common Stock of the Company and 15.0% of the outstanding equity of the Company (assuming the Series X Preferred Stock is converting at a ratio of 100:1) immediately following the First Effective Time, which following stockholder approval which will allow the Series X Preferred Stock to convert to Common Stock of the Company which may result in our holders owning 15% of Common Stock of the Company.

Each share of Series X Preferred Stock has a stated value of $1,000 per share and ranks senior to the Company’s Common Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. The Series X Preferred Stock is not subject to mandatory redemption and may not be redeemed at the option of the Company or the holder.

Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series X Preferred Stock, based on the stated value, at a rate of eight percent (8%) per annum, commencing on the three (3) month anniversary of the Original Issue Date (as defined in the Series X Certificate of Designations) until the date the Company obtains the Stockholder Approval. Such dividends can be paid in the form of cash or additional issuances of shares of Series X Preferred Stock based on the stated value, with such type of payment determined in the sole discretion of the Company, and accrued and compounded daily on the basis of a 360-day year and twelve (12) 30-day months and shall be paid the earlier of: (i) promptly after conversion of the Series X Preferred Stock or (ii) quarterly starting on the six (6) month anniversary of the Original Issue Date.

On May 12, 2025, the Company filed an amendment to the Series X Certificate of Designations (the “Series X Certificate of Amendment”) with the Secretary of State of the State of Delaware, thereby amending the Series X Certificate of Designations. The Series X Certificate of Amendment became effective with the Secretary of State of the State of Delaware upon filing. The amendment decreased the Series X Preferred Stock conversion price from $66.69 to $20.40.

The Company concluded that the modification of the Series X Preferred Stock should be accounted for as an extinguishment. As such, the difference between the fair value of the modified Series X Preferred Stock and their carrying amount was accounted for as a deemed contribution in the amount of $3,815.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

On July 22, 2025, the Company repurchased 8,246 then outstanding shares of its Series X Preferred Stock from Alpha Capital Anstalt (“Alpha”) in accordance with the terms of the Certificate of Designations of the Series X Preferred Stock for $5,000 from the proceeds of the July 2025 Private Placement.

During the three months ended March 31, 2026, the Company repurchased a total of 2,573 shares of Series X Preferred Stock from Alpha for an aggregate repurchase price of approximately $1,560. As a result of these redemptions, the number of Series X Preferred Stock outstanding decreased from 53,100 shares as of December 31, 2025, to 50,527 shares as of March 31, 2026. The redemptions were executed in connection with new Series H Preferred Stock investments by Alpha where a portion of the investment proceeds were used to redeem existing Series X Preferred Stock. The repurchase resulted in a deemed contribution of $131.

Private Placement, Series H Convertible Preferred Stock

On July 18, 2025, the Company entered into a Securities Purchase Agreement (the “July 2025 Purchase Agreement”) with a Alpha (the “July 2025 Investor”), pursuant to which it agreed to sell to the July 2025 Investor (i) an aggregate of 8,889 shares of the Company’s newly-designated Series H Convertible Preferred Stock (“Series H Preferred Stock”), and (ii) warrants to acquire up to an aggregate of 467,836 shares of Common Stock (the “July 2025 Warrants” or the “Series H Warrants”) at an exercise price of $22.50 (the “July 2025 Private Placement” and such closing, the “Initial Closing”).

Pursuant to the terms of the July 2025 Purchase Agreement, the Company also agreed to issue 2,222 shares of Series H Preferred Stock and warrants to purchase up to 116,960 shares of Common Stock at an exercise price of $22.50 in a second closing (the “Second Closing”), subject to the satisfaction of customary closing conditions. Additionally, pursuant to the terms of the July 2025 Purchase Agreement, the Company has agreed that during the period ending 36 months from the effective date of the registration statement (the “Resale Registration Statement”) registering the resale of the shares of Common Stock underlying the Series H Preferred Stock and the July 2025 Warrants, the July 2025 Investor shall have the right to purchase up to 44,000 additional shares of Series H Preferred Stock “Additional Investment Right”.

The Initial Closing occurred on July 22, 2025, and the Second Closing occurred on October 30, 2025. The aggregate net proceeds from the July 2025 Private Placement were approximately $9,000, after deducting placement agent fees and other offering expenses payable by the Company of $958. The Series H Preferred Stock and the option to purchase additional 44,000 shares of Series H Preferred Stock were classified as equity, while the warrants and the obligation to issue additional warrants and Series H Preferred Stock were classified as liability. The Company allocated the financing proceeds to the freestanding financial instruments. Thus, the Company allocated $6,602 to equity and $2,772 to warrant liability. As a result of amendment to the warrant agreement on November 1, 2025, the Company reclassified warrant liability in the amount of $1,067 to equity.

Holders of the Series H Preferred Stock shall be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 9% per annum, payable on each conversion date of the Series H Preferred Stock in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock at the conversion price then in effect. The stated value of the Series H Preferred Stock is $1,000 per share. The Company recorded $236 of dividends attributable to holders of the Series H Preferred Stock for the three months ended March 31, 2026.

Series H Preferred Stock — Additional Investment Right and Conversions

In January 2026, the July 2025 Investor exercised $3,500 of the Additional Investment Right pursuant to the July 2025 Purchase Agreement, resulting in the issuance of 3,500 new shares of Series H Preferred Stock at a stated value of $1,000 per share.

On March 24, 2026, the holder also exercised an additional $400 of the Additional Investment Right, resulting in the issuance of 400 new shares of Series H Preferred Stock at a stated value of $1,000 per share.

In aggregate, during the three months ended March 31, 2026, the holder exercised a total of $3,900 of the Additional Investment Right resulting in the issuance of 3,900 new shares of Series H Preferred Stock, which remained outstanding as of March 31, 2026.

During the month of January 2026, the holder of the Series H Preferred Stock also converted an aggregate of $4,802 of Series H Preferred Stock into 2,377,228 shares of Common Stock and $451 of accrued dividends into 223,267 shares of Common Stock.

Certificate of Amendment to Series H Preferred Stock

On January 30, 2026, the Company entered into an amendment agreement (the “Series H Amendment Agreement”) with the Required Holders (as defined in the Series H Amendment Agreement). Pursuant to the Series H Amendment Agreement, the Required Holders agreed to amend the Series H Certificate of Designations by filing the Series H Certificate of Amendment to the Series H Certificate of Designations with the Secretary of State of the State of Delaware to remove the Floor Price (as defined in the Series H Certificate of Designations) in consideration of the holders of the Series H Preferred Stock exercising $2,500 of the Additional Investment Right (as such concept is described in the July 2025 Purchase Agreement.

The Company concluded that the modification of the Series H Preferred Stock should be accounted for as an extinguishment. As such, the difference between the fair value of the modified Series H Preferred Stock and their carrying amount was accounted for as a deemed dividend in the amount of $1,097.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

Down-round Feature

During the three months ended March 31, 2026, the Company issued 3,900 shares of Series H Preferred Stock to Alpha for aggregate gross proceeds of $3,900. In connection with these issuances, the Company recognized deemed dividends totaling approximately $16,974 resulting from down round feature adjustments to the Series H Preferred Stock conversion price under ASC 260-10-30-1, which requires that the Company shall measure the value of the effect of the feature as the difference between the fair value of the financial instrument before and after the conversion price reduction.

The deemed dividends consisted of $7,091 recognized on January 5, 2026, upon the exercise of additional investment rights at $2.02 per share, and $9,882 recognized on March 24, 2026 upon the exercise of Additional Investment Right at $1.04 per share.

Both amounts were recorded as an increase to additional paid-in capital with a corresponding charge to accumulated deficit, resulting in no net impact to total stockholders’ equity, and are reflected as an increase to net loss attributable to common stockholders for purposes of calculating net loss per share.

Dividend Accrual

The Series H Preferred Stock accrues dividends at a rate of 9% per annum on the stated value. During the three months ended March 31, 2026, the Company accrued dividends of approximately $236 on the outstanding Series H Preferred Stock. As of March 31, 2026, accumulated but unpaid dividends on the Series H Preferred Stock totaled $181, net of amounts converted to Common Stock.

The Series X Preferred Stock accrues dividends at a rate of 8% per annum on the stated value of $606.38 per share. During the three months ended March 31, 2026, the Company accrued dividends of approximately $623 on the outstanding Series X Preferred Stock. As of March 31, 2026, accumulated but unpaid dividends on the Series X Preferred Stock totaled $2,323.

September 2025 Registered Direct Offering

On September 16, 2025, the Company entered into a securities purchase agreement with Alpha, pursuant to which the Company issued and sold (i) 74,114 shares of Common Stock and (ii) prefunded warrants to purchase up to 217,090 shares of Common Stock (the “September 2025 Pre-Funded Warrants”) pursuant to an effective shelf registration statement on Form S-3 (the “September 2025 Offering”). The offering price was $7.01 per share of Common Stock and $7.009 per September 2025 Pre-Funded Warrant, was the price of each share of Common Stock sold in the September 2025 Offering, minus the $0.001 exercise price per September 2025 Pre-Funded Warrant. The net proceeds from the September 2025 Offering were approximately $1,880, after deducting placement agent fees and other offering expenses of $163.

Share-based Compensation

On December 19, 2024, stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”), as a successor to the Nanovibronix 2014 Long-Term Incentive Plan, which was adopted by the Board on November 6, 2023. As of December 31, 2024, under the 2024 Plan, 60,000 shares of the Company’s Common Stock were reserved for issuance. The Company effected the 2025 Reverse Stock Splits that consequently, reduced the number of shares of Common Stock of the Company reserved for issuance pursuant to awards under the 2024 Plan to 5,455 shares. As of March 31, 2026, there were 1,044 shares of Common Stock available to be issued under the plan, See Note 16.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

During the three months ended March 31, 2026, and 2025, no employee options were exercised, no options were granted.

During the three months ended March 31, 2026, and 2025, stock-based compensation expense related to these options were $0.

The following table summarizes option activity for the three months ended March 31, 2026:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Life (Years)
Outstanding – December 31, 2025	4,411	272	8.43
Granted	-	-	-
Exercised	-	-	-
Expired	-		-
Outstanding – March 31, 2026	4,411	272	8.19

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

NOTE 8– WARRANT LIABILITY

The May 2025 Warrants (see Note 3) do not meet all the equity classification criteria and therefore were determined to be classified as liabilities measured at fair value through earnings. The Company utilized the Black Scholes Model to calculate the value of the May 2025 Warrants.

The aggregate fair value of the May 2025 Warrants as of March 31, 2026, was $824 and was estimated using the Black Scholes Model and using the following assumptions: stock price $2.38, exercise price $20.40, dividend yield 0%; remaining term of 4.13 years; equity volatility of 152.31%; and a risk-free interest rate of 3.92%.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

The Company recognized changes in the fair value of the warrant liability of $17 during the three months ended March 31, 2026, as financial income on the consolidated statement of operations.

Changes in the warrant liability balance

Below is the change in the warrant liability balance for the three months ended March 31, 2026:

Balance as of December 31, 2025	$807
Change in fair value	17
Balance as of March 31, 2026	$824

See Note 12 for assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy.

NOTE 9 – LOANS

ENvue Consolidated Secured Note

On January 17, 2025, ENvue issued a Consolidated Secured Note (as amended, the “Alpha Note”) in the aggregate principal amount of $2,497 to Alpha, which such Alpha Note was funded in several tranches. The Alpha Note does not bear interest and is secured by Collateral (as defined in the ENvue Note). The aggregate principal amount owed under the Alpha Note was originally due and payable on the earlier of (i) the receipt of shareholder approval by the Company of the Parent Stockholder Matters (as defined in that certain Merger Agreement) and (ii) December 31, 2025. As part of the acquisition accounting, the Company recorded the loan at its fair value of $2,258. The difference between the face value and the fair value was recognized as interest expense over the life of the note. During the year ended December 31, 2025, the Company paid $1,417, toward redeeming the Alpha Note, resulting in an outstanding balance of $1,080.

On March 25, 2026, the Company and Alpha entered into an amendment to a loan to modify the maturity date and to extend it to December 31, 2026. All other terms of the loan remain unchanged. As of March 31, 2026, the loan balance was $1,080.

Convertible Debenture

On February 13, 2025, the Company entered into a Securities Purchase Agreement with Alpha, pursuant to which the Company issued a senior convertible debenture (the “Debenture”) with an initial principal amount of $500, subsequently amended and restated on March 26, 2025 to increase the principal amount to $1,300. The Debenture bore interest at 8.0% per annum and was convertible into shares of Common Stock at a conversion price of $48.906 per share, subject to anti-dilution adjustments. The Company elected the fair value option to account for the Debenture, with changes in fair value recorded in other income (expense) in the consolidated statements of operations.

For the three months ended March 31, 2025, the Company recorded a gain of $58 related to the change in fair value of the A&R Debenture, which was recognized in other income (expense) in the consolidated statements of operations. Interest expense on the A&R Debenture totaled $13 for the three months ended March 31, 2025 and is included within the change in fair value of the Debenture in the consolidated statements of operations.

On May 19, 2025, the Company repaid the A&R Debenture in full. There was no balance outstanding as of March 31, 2026.

NOTE 10 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding stock options and warrants for the three months ended March 31, 2026, and 2025 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table sets forth the computation of the net loss per share for the period presented:

	Three Months Ended March 31,
	2026		2025
Numerator:	$		$
Net loss		(3,822)		(1,872)
Dividend on Series X Preferred Stock		(623)		-
Dividend on Series H Preferred Stock		(236)		-
Deemed dividend for down round on Series H Preferred Stock (See note 7)		(16,974)		-
Deemed contribution on extinguishment of Series X Preferred Stock		131
Deemed dividend on modification of Series H Preferred Stock (See note 7)		(1,097)		-
Net loss available to common stockholders		$(22,621)		$(1,872)

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	March 31, 2026	March 31, 2025
Stock options - employee and non-employee	$4,411	$4,505
Warrants	1,145,436	18,440
Total	$1,149,847	$22,945

The diluted loss per share equals basic loss per share for the three months ended March 31, 2026, and 2025 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

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

The Company’s Chief Executive Officer is the Company’s CODM. The CODM reviews financial information presented by operating segment in making operating decisions, allocating resources, and evaluating financial performance. The CODM allocates resources to and assesses the performance of each operating segment using information about the operating segment’s loss from operations.

Goodwill and Assets

	NanoVibronix	ENvue	Corporate	Total
Balance sheet at March 31, 2026
Goodwill	$-	$29,082	$-	$29,082
Assets	$2,482	$37,389	$-	$39,871

Balance sheet at December 31, 2025
Goodwill	$-	$29,082	$-	$29,082
Assets	$1,924	$39,200	$-	$41,124

Segment operating results

Three Months Ended 31, 2026:	NanoVibronix	ENvue	Corporate	Total
Revenues	$534	$119	$-	$653
Cost of revenues	389	319	-	708
Research and development	40	428	-	468
Selling and marketing	279	493	-	772
General and administrative	380	643	1,393	2,416
Impairment expense	-	-	-	-
Total operating loss	$(554)	$(1,764)	$(1,393)	$(3,711)

Three Months Ended 31, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$922	$103	$-	$1,025
Cost of revenues	590	66	-	656
Research and development	412	118	-	530
Selling and marketing	146	203	-	349
General and administrative	386	157	799	1,342
Total operating loss	$(612)	$(441)	$(799)	$(1,852)

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

Geographic Information and Major Customer Data

The following is a summary of revenues within geographic areas:

	Three Months Ended March 31
	2026	2025
United States	$490	$986
Europe	163	9
Other	-	30
Total	$653	$1,025

Major Customer Data as a Percentage of Total Revenues

The following is a summary of revenues:

	Three Months Ended March 31,
	2026	2025

Customer A	27%	49%
Customer B	25%	1%
Customer C	14%	18%
Total	66%	68%

NOTE 12 – FAIR VALUE

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a three-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the three months ended March 31, 2026, and 2025.

The following table presents changes in Level 3 asset and liability measured at fair value for the three months ended March 31, 2026, and 2025:

Convertible Debenture
Balance, December 31, 2024	$-
Convertible Debenture issued	1,313
Change in fair value of Convertible Debenture	(58)
Balance, March 31, 2025	$1,255

Warrants Liability
Balance – December 31, 2025	$807
Fair value adjustment of warrant liability	17
Balance – March 31, 2026	$824

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

The Company measures certain financial liabilities at fair value on a recurring basis, including its warrant liability and previously its convertible debenture, using Level 3 valuation techniques such as the Black-Scholes option pricing model and Monte Carlo simulation.

The following are the inputs used in the Company’s valuation models:

	Warrant Liability March 31, 2026	Warranty Liability December 31, 2025	Convertible Debenture March 31, 2025
Stock price	$2.38	2.31	$34.10
Expected volatility	152%	150%	141%
Risk-free interest rate	3.92%	3.73%	4.18%
Expected term (in years)	4.13	4.38	0.62

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of March 31, 2026
	Level I	Level II	Level III	Total
Warrant liability	$-	$-	$824	$824

	Fair Value Measurements as of March 31, 2025
	Level I	Level II	Level III	Total
Convertible Debenture	$-	$-	$1,255	$1,255

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

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

On March 30, 2026, the Appellate Division of the Second Department issued a decision and order which affirmed the judgment of the Supreme Court, Nassau County in its entirety and dismissed the appeal, stating inter alia that “Nanovibronix failed to establish that the arbitration award violated a strong public policy, was irrational, procured by fraud, or clearly exceeded a specifically enumerated limitation of the arbitrator’s power”. It further held that Nanovibronix had not demonstrated that it had shown sufficient new facts to the court on the motion to renew. The decision was conclusory and did not analyze the facts as argued by the Company nor did it distinguish them specifically. The Company is reviewing the decision and considering its available alternatives.

As of March 31, 2026, the Company accrued the amount of the arbitration award to Protrade of approximately $2,285, including interest.

NOTE 14 – RELATED PARTY TRANSACTION

ENvue Consolidated Secured Note

On January 17, 2025, ENvue issued a Consolidated Secured Note (as amended, the “Alpha Note”) in the aggregate principal amount of $2,497 to Alpha, which such Alpha Note was funded in several tranches. The Alpha Note does not bear interest and is secured by Collateral (as defined in the Alpha Note). The aggregate principal amount owed under the Alpha Note is due and payable on the earlier of (i) the receipt of shareholder approval by the Company of the Parent Stockholder Matters (as defined in that certain Merger Agreement) and (ii) December 31, 2026, see Note 9.

Prior to the Envue Merger, Alpha was the principal shareholder of Predecessor ENvue, and following the completion of the ENvue Merger, Alpha continues to be a significant shareholder of the Company, subject to a 4.99% beneficial ownership limitation.

Equity Financings

As of March 31, 2026, Alpha holds 39,001 Series X Preferred Stock acquired in connection with the ENvue Merger.

Series H Preferred Stock — Additional Investment Right and Conversions

In January 2026, Alpha, as the holder of the Series H Preferred Stock, exercised $3,500 of the Additional Investment Right pursuant to the July Purchase Agreement resulting in the issuance of 3,500 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousand).

On March 24, 2026, the Alpha exercised an additional $400 of the Additional Investment Right, resulting in the issuance of 400 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousand).

In aggregate, during the three months ended March 31, 2026, Alpha exercised a total of $3,900 of the Additional Investment Right resulting in the issuance of 3,900 new shares of Series H Preferred Stock, which remained outstanding as of March 31, 2026.

In January 2026, Alpha converted an aggregate of $4,802 of Series H Preferred Stock into 2,377,228 shares of Common Stock and, $451 of accrued dividends into 223,267 shares of Common Stock.

As of March 31, 2026, Alpha holds 10,209 Series H Preferred Stock (see Note 7).

NOTE 15 – AN IMMATERIAL ERROR IN PRIOR-PERIOD FINANCIAL STATEMENTS

In preparing the interim condensed consolidated financial statements for the three and six months ended June 30, 2025, the Company identified an error in the accounting for a warrant modification originally reported in the interim condensed consolidated financial statements for the three months ended March 31, 2025. The Company had incorrectly recorded $623 as warrant modification expense within “Other Expense” rather than within equity.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

(Amounts in thousands except share and per share data)

The Company evaluated the materiality of the error and concluded that the correction would not be material to the financial position or results of operations for the three months ended March 31, 2025.

The impact of the error on the Company’s interim condensed consolidated financial statements for the three months ended March 31, 2025 was as follows: (i) warrant modification expense within Other Expense was overstated by $623, resulting in an overstatement of net loss of $623; (ii) accumulated deficit was overstated by $623 as a result of the overstatement of net loss; (iii) additional paid-in capital was understated by $623; and (iv) the error had no impact on cash flows from operating, investing, or financing activities.

NOTE 16 - SUBSEQUENT EVENTS

Besser Initial Restricted Stock Units

On April 4, 2026, in connection with, and pursuant to the terms of that certain Amended and Restated Employment Agreement with Doron Besser, dated as of December 17, 2025, as amended on February 2, 2026, the Board approved, as recommended by the Compensation Committee (i) an award of 1,044,741 fully vested restricted stock units (the “Besser Initial RSUs”) with a date of grant as of April 4, 2026 (the “Initial Grant Date”), subject to the terms and conditions of the 2024 Plan; and (ii) on each quarterly anniversary of the Initial Grant Date, subject to the authorized share limit under the 2024 Plan, an additional gross-up award, if necessary, in order for Dr. Besser to maintain 9.0% of the Company’s issued and outstanding Common Stock, determined on a fully diluted basis as of the grant date of such applicable quarterly gross-up award. Following Board approval, the Besser Initial RSUs were granted to Dr. Besser on the Initial Grant Date.

Series H Preferred Stock — Additional Investment Right and Conversions

On April 23, 2026, the Alpha exercised $1,700 of the Additional Investment Right pursuant to the July Purchase Agreement, resulting in the issuance of 1,700 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousand).

During the months of April and May 2026, the Alpha also converted an aggregate of 1,252 shares of Series H Preferred Stock into 1,201,305 shares of Common Stock and aggregate of $151 of accrued dividends into 144,886 shares of Common Stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ENvue Medical, Inc. and its subsidiaries (collectively, the “Company”) as of March 31, 2026, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this Quarterly Report may turn out to be incorrect. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Factors which could cause actual results to differ materially include those set forth in Part II — Item 1A — “Risk Factors” in this Quarterly Report and Part I — Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those discussed elsewhere in this Quarterly Report. See “Forward-Looking Statements.” This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025, and for the year then ended, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company and its subsidiaries.

Overview

We were organized as a Delaware corporation in October 2003. On February 14, 2025, we completed the ENvue Merger pursuant to the Merger Agreement, as further described below. Following the consummation of the ENvue Merger, the Company conducts its operations through its two wholly-owned subsidiaries: (i) NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel (“Nano OpCo”) and (ii) ENvue Medical Holdings LLC, a Delaware limited liability company (together with its respective subsidiaries, “ENvue”). Nano OpCo focuses on non-invasive biological response-activating devices that target biofilm prevention, pain therapy, and wound healing and can be administered at home, without the assistance of medical professionals. ENvue is a medical device company engaged in the research, development, production, marketing, and sale of medical devices in the field of enteral feeding and are in the initial stage of commercializing our products.

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Revenues. For the three months ended March 31, 2026, and 2025, our revenues were approximately $653 and $1,025, respectively, a decrease of approximately 36%, or $372, between the periods. The decrease was primarily attributable to the removal of PainShield Ultra from the market, partially offset by revenues generated from the ENvue Systems, as well as continued revenues from sales through certain sales representatives and our largest direct medical equipment distributor. Revenues may fluctuate as new customers are added or when existing distributors or customers place large orders in one period and not in another, as experienced during the three months ended March 31, 2025.

For the three months ended March 31, 2026, the percentage of revenues attributable to our products was: 82% for PainShield and monthly kits and 18% for ENvue system and tubes. For the three months ended March 31, 2025, the percentage of revenues attributable to our products was: 85 % for PainShield and monthly kits: 11% for ENvue systems and tubes; and 4% for ancillary products. For the three months ended March 31, 2026, and 2025, the portion of our revenues that was derived from our largest direct medical equipment distributor, Ultra Pain Products LLC, were 27% and 49%, respectively.

Gross Profit (Loss). For the three months ended March 31, 2026, and 2025, gross profit (loss) was approximately ($55) and $369, respectively, a decrease of approximately 115% or $424. Gross margin was also significantly impacted, declining primarily due to the removal of PainShield Ultra from the market, which historically generated higher margins, as well as inventory write-downs associated with PainShield Ultra and ENvue products. In addition, amortization expense related to intangible assets recognized in connection with the ENvue Merger, which is recorded within cost of goods sold, further contributed to the decline in gross margin.

Gross profit as a percentage of revenues were approximately (11%) and 36% for the three months ended March 31, 2026, and 2025, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended March 31, 2026, and 2025, research and development expenses were approximately $468 and $530, respectively, a decrease of approximately 12%, or $62 between the periods. The decrease in research and development expenses is primarily attributable to changes in development plans, including the temporary suspension of certain projects.

Research and development expenses as a percentage of total revenues were approximately 72% and 52% for the three months ended March 31, 2026, and 2025, respectively.

Our research and development expenses consist mainly of expenses related to subcontracting research and development and clinical trial activities, as well as payroll expenses to employees, and the associated facilities’ costs, who are involved with research and development activities.

Selling and Marketing Expenses. For the three months ended March 31, 2026, and 2025, selling and marketing expenses were approximately $772 and $349, respectively, an increase of approximately 121%, or $423 between the periods. The increase was primarily attributable to a full three months of ENvue operating expenses in the current period compared to only the period from February 14, 2025 (the date of the ENvue Merger) through March 31, 2025 in the prior year, including amortization expense related to intangible assets recognized in connection with the purchase price allocation, as well as higher consulting fees and travel costs associated with system reactivation, new installations, commercialization activities, and rebranding efforts for the ENvue Systems.

Selling and marketing expenses as a percentage of total revenues were approximately 118% and 34% for the three months ended March 31, 2026, and 2025, respectively.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended March 31, 2026, and 2025, general and administrative expenses were approximately $2,416 and $1,342, respectively, an increase of approximately 80%, or $1,072 between the periods. The increase was primarily attributable to a full three months of ENvue operating expenses in the current period compared to only the period from February 14, 2025 (the date of the ENvue Merger) through March 31, 2025 in the prior year, as well as higher legal fees, accounting and professional consulting fees, payroll costs, and severance and termination costs associated with former executive management and board members.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

General and administrative expenses as a percentage of total revenues were approximately 370% and 131% for the three months ended March 31, 2026, and 2025, respectively.

Interest expense. For the three months ended March 31, 2026, and 2025, our interest expenses were $36 and $53, respectively. This primarily pertains to the interest on the Company’s loan.

Income tax expense. For the three months ended March 31, 2026, our income tax expense was approximately $8 as compared to $15 in the three months ended March 31, 2025.

Net Loss. Our net loss increased by approximately $1,950 or 104%, to approximately $3,822 for the three months ended March 31, 2026, from approximately $1,872 during the same period in 2025. The increase in net loss resulted primarily from the factors described above.

Liquidity and Capital Resources

Going Concern

We have incurred net losses of approximately $3,822 during the three months ended March 31, 2026, which primarily consisted of decreased revenues and decreased gross margins offset by our operating expenses. We also had negative cash flow from operating activities of $4,312 for the three months ended March 31, 2026. Although we had a cash and cash equivalents of just over $2,235 as of March 31, 2026, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operation for the next twelve months from the date of this filing causing us to have substantial doubt of our ability to continue as a going concern. We will need to continue to raise additional capital to finance its losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the three months ended March 31, 2026, we met our short-term liquidity requirements from proceeds of the exercise of additional investment rights and from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to macroeconomic and geopolitical developments, including the ongoing conflict in the Middle East and the war between Russia and Ukraine. We expect to continue to incur losses and negative cash flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we will be able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of March 31, 2026, and we are not aware of any material trends in capital resources that would impact our business.

As of March 31, 2026, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Series H Preferred Stock — Additional Investment Right and Conversions

During the month of January 2026, the holder of the Series H Preferred Stock exercised $3,500 of the Additional Investment Right pursuant to the July 2025 Purchase Agreement resulting in the issuance of 3,500 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousand).

On March 24, 2026, the holder also exercised an additional $400 of the Additional Investment Right, resulting in the issuance of 400 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousand).

In aggregate, during the three months ended March 31, 2026, the holder exercised a total of $3,900 of the Additional Investment Right resulting in the issuance of 3,900 new shares of Series H Preferred Stock, which remained outstanding as of March 31, 2026.

Summary of Cash Flow

General. As of March 31, 2026, we had cash and cash equivalents of approximately $2,235, compared to approximately $571 as of March 31, 2025. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $4,312 for the three months ended March 31, 2026, and was approximately $1,343 for the same period in 2025.

Cash used in our investing activities was approximately $17 and cash provided by investing activities was $143 for the three months ended March 31, 2026, and 2025, respectively. Cash used in the three months ended March 31, 2026, was primarily for the purchase of plant and equipment.

Cash provided by financing activities during the three months ended March 31, 2026, was approximately $2,340, which was primarily composed of the net proceeds from issuance of common stock and preferred stock. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. Cash provided by financing activities for the three months ended March 31, 2025, was approximately $1,050 which resulted from the issuance of note payable from a related party.

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

More broadly, macroeconomic conditions, including changes in reimbursement policies and healthcare spending in the markets in which we operate, may impact on customer demand for our products.

Known Trends, Events and Uncertainties

Following a review, we have identified certain inaccuracies in our 510(k) application for the PainShield MD Plus product, and have submitted a request to FDA to withdraw the clearance. The company is unaware of any safety issue related to PainShield MD Plus, but intends to halt future sales of the product. The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict in the Middle East, conflicts between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026. Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

ITEM 3. AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2024, filed with the SEC on March 31, 2025.

Remediation Efforts to Address Material Weakness

With the oversight of senior management and audit committee of the Board of Directors, we have taken the steps below and we plan to take additional measures to remediate the underlying causes of the material weakness in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal ended December 31, 2025, filed with the SEC on April 15, 2026:

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

The information set forth in Note 13 – Commitments and Contingencies of the Notes to Interim Condensed Consolidated Financial Statements of this Quarterly Report is incorporated by reference herein.

There are no other material proceedings in which any of our directors, officers, affiliates, any registered or beneficial stockholder of more than 5% of our common stock, or any associate of any of the foregoing is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described in Part I, Item 1A under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, in addition to the other information included in this Quarterly Report on Form 10-Q before making an investment decision regarding our common stock. If any of these risks actually occur, our business, financial condition, or operating results would likely suffer, possibly materially, the trading price of our common stock could decline, and you could lose part or all of your investment.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities during the quarter ended March 31, 2026, other than as reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Designation of Preferences, Rights and Limitations of Series H Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February January 30, 2026).

10.1	Form of Amendment Agreement, dated as of January 30, 2026, by and among the Company and the holders party thereto. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 30, 2026).

10.2	First Amendment, dated February 2, 2026, to the Amended and Restated Employment Agreement dated as of December 17, 2025, by and between the Company and Doron Besser (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026).

10.3	Chairman Agreement, dated February 2, 2026, by and between the Company and David Johnson (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2026	By:	/s/ Doron Besser
	Name:	Doron Besser
	Title:	Chief Executive Officer

Date: May 18, 2026	By:	/s/ Nicole Fernandez-McGovern
	Name:	Nicole Fernandez-McGovern
	Title:	Chief Financial Officer

