Form 10-Q
period 2026-06-30
ENvue Medical, Inc.
filed 2026-08-17
CIK 1326706

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [_] to [_]

Commission File Number: 001-36445

ENvue Medical, Inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0801232
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

969 Pruitt Ave Tyler, Texas	77569
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (800) 747-2151

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

The number of shares outstanding of the registrant’s common stock as of August 17, 2026, was 11,084,615 shares.

ENVUE MEDICAL, INC.

Quarter Ended June 30, 2026

i

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Balance Sheets

(Amounts in thousands except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$1,084	$4,224
Restricted cash	57	30
Trade receivables, net	205	289
Prepaid expenses and other accounts receivable	891	391
Inventory	2,581	2,337
Total current assets	4,818	7,271

Non-current assets:
Property and equipment, net	145	119
Severance pay fund	134	125
Operating lease right-of-use assets	243	127
Long-term trade receivables	21	20
Intangible assets, net	3,962	4,380
Goodwill	29,082	29,082
Total non-current assets	33,587	33,853
Total assets	$38,405	$41,124

LIABILITIES AND STOCKHOLDERS’ EQUITY:

Current liabilities:
Trade payables	$839	$719
Arbitration liability	2,319	2,252
Other accounts payable and accrued expenses	2,905	2,345
Loan	1,080	1,080
Deferred revenue	-	175
Operating lease liabilities - current	162	89
Total current liabilities	7,305	6,660

Non-current liabilities:
Warrant liability	131	807
Accrued severance pay	143	132
Operating lease liabilities, non-current	68	28
Total liabilities	$7,647	$7,627

Commitments and contingencies

Stockholders’ equity [*]:

Series G Preferred Stock of $0.001 par value - Authorized: 500,000 shares at June 30, 2026, and December 31, 2025; Issued and outstanding: 820 shares at June 30, 2026 and December 31, 2025	-	-
Series X Preferred Stock of $0.001 par value - Authorized: 62,220 shares at June 30, 2026, and December 31, 2025; Issued and outstanding: 48,086 and 53,100 shares at June 30, 2026 and December 31, 2025, respectively	-	-
Series H Preferred Stock of $0.001 par value - Authorized: 55,111 shares at June 30, 2026, and December 31, 2025; Issued and outstanding: 10,992 and 11,111 shares at June 30, 2026 and December 31, 2025, respectively	-	-

Common stock of $0.001 par value - Authorized: 40,000,000 shares at June 30, 2026, and December 31, 2025; Issued and outstanding: 8,194,387 and 1,100,413 shares at June 30, 2026 and December 31, 2025, respectively	8	1
Additional paid in capital	155,278	124,057
Accumulated other comprehensive income	(80)	(80)
Accumulated deficit	(124,448)	(90,481)
Total stockholders’ equity	30,758	33,497
Total liabilities and stockholders’ equity	$38,405	$41,124

[*]	Adjusted to reflect the reverse stock splits, see Note 7.

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

(Amounts in thousands except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025

Revenue	$239	$494	$892	$1,519
Cost of revenue	505	529	1,213	1,185
Gross (loss) profit	(266)	(35)	(321)	334

Operating expense:
Research and development	510	1,016	1,024	1,567
Selling and marketing	1,198	673	1,924	1,001
General and administrative	3,500	2,252	5,916	3,594

Total operating expenses	5,208	3,941	8,864	6,162

Loss from operations	(5,474)	(3,976)	(9,185)	(5,828)

Interest expense	(30)	(144)	(66)	(197)
Financial income, net	603	211	561	259

Loss before taxes on income	(4,901)	(3,909)	(8,690)	(5,766)

Income (tax expense) tax benefit	2	(62)	(31)	(77)

Net loss	$(4,899)	$(3,971)	$(8,721)	$(5,843)

Preferred stock dividends:
Dividend on Series X Preferred Stock	(606)	(344)	(1,229)	(344)
Dividend on Series H Preferred Stock	(224)	-	(461)	-
Deemed dividend for down round on Series H Preferred Stock	(6,583)	-	(23,556)	-
Deemed contribution on extinguishment of Series X Preferred Stock	148	3,815	279	3,815
Deemed dividend on modification of Series H Preferred Stock	-	-	(1,097)	-

Net loss available to common stockholders	$(12,164)	$(500)	$(34,785)	$(2,372)

Basic and diluted net loss per common stock [*]	$(1.98)	$(1.03)	$(7.37)	$(8.84)

Weighted average common stock outstanding [*]
Basic and diluted [*]	6,157,249	484,566	4,717,582	268,389

Comprehensive loss:
Net Loss	(4,899)	(3,971)	(8,721)	(5,843)
Changes in foreign currency translation adjustment	-	(2)	-	(3)
Comprehensive loss available to common stockholders	(4,899)	(3,973)	(8,721)	(5,846)

[*]	Adjusted to reflect the reverse stock splits, see Note 7.

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series G Preferred Stock		Series X Preferred Stock		Common Stock[*]		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital [*]	Income	Deficit	Equity
Balance, December 31, 2024	-	$-	-	$-	37,894	$1	$70,507	$(80)	$(69,801)	$627
ENvue Merger	-	-	6,135	-	3,318	-	41,864	-	-	41,864
Dividend on Series X Preferred Stock	-	-	-	-	-	-	344	-	(344)	-
Exercise of warrants	-	-	-	-	5,000	-	102	-	-	102
Exercise of pre-funded warrants	-	-	-	-	30,573	-	-	-	-	-
Warrant exchange agreement	-	-	-	-	4,150	-	-	-	-	-
Issuance of Series G Preferred Stock	40,000	-	-	-	-	-	3,732	-	-	3,732
Conversion of Series G Preferred Stock into common stock	(39,367)	-	-	-	699,828	7	(7)	-	-	-
Rounding-up of fractional shares due to reverse stock split	-	-	-	-	6,618	-	-	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	(5)	-	(5)
Net loss	-	-	-	-	-	-	-	-	(5,843)	(5,843)
Balance, June 30, 2025	633	$-	6,135	$-	787,381	$8	$116,542	$(85)	$(75,988)	$40,477

[*]	Adjusted to reflect the reverse stock splits, see Note 7.

	Series G Preferred Stock		Series X Preferred Stock		Common Stock[*]		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital [*]	Income	Deficit	Equity
Balance, March 31, 2025	-	$-	5,772	$-	73,403	$-	$107,428	$(81)	$(71,673)	$35,675
ENvue Merger	-	-	363	-	-	-	4,943	-	-	4,943
Dividend on Series X Preferred Stock	-	-	-	-	-	-	344	-	(344)	-
Exercise of warrants	-	-	-	-	5,000	-	102	-	-	102
Exercise of pre-funded warrants	-	-	-	-	9,150	-	-	-	-	-
Issuance of Series G Preferred Stock	40,000	-	-	-	-	-	3,732	-	-	3,732
Conversion of Series G Preferred Stock into common stock	(39,367)	-	-	-	699,828	7	(7)	-	-	-
Currency translation adjustment	-	-	-	-	-	-	-	(4)	-	(4)
Net loss	-	-	-	-	-	-	-	-	(3,971)	(3,971)
Balance, June 30, 2025	633	$-	6,135	$-	787,381	$8	$116,542	$(85)	$(75,988)	$40,477

[*]	Adjusted to reflect the reverse stock splits, see Note 7.

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statement of Stockholders’ Equity (Unaudited)

(Amounts in thousands except share and per share data)

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, March 31, 2026	820	$-	50,527	$-	10,209	$-	3,700,908	$4	$144,227	$(80)	$(112,136)	$32,015
Issuance of Series H Preferred Stock, net of issuance costs	-	-	-	-	3,700	-	-	-	3,074	-	-	3,074
Conversion of Series H Preferred Stock into Common Stock	-	-	-	-	(2,917)	-	3,448,738	3	(3)	-	-	-
Repurchase of Series X Preferred Stock	-	-	(2,441)	-	-	-	-	-	(1,480)	-	-	(1,480)
Issuance of Restricted Stock							1,044,741	1	2,047			2,048
Dividend on Series X Preferred Stock	-	-	-	-	-	-	-	-	606	-	(606)	-
Dividend on Series H Preferred Stock	-	-	-	-	-		-	-	224	-	(224)	-
Deemed dividend for down round on Series H Preferred Stock	-	-	-	-	-	-	-	-	6,583	-	(6,583)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(4,899)	(4,899)
Balance, June 30, 2026	820	$-	48,086	$-	10,992	$-	8,194,387	$8	$155,278	$(80)	$(124,448)	$30,758

	Series G Preferred Stock		Series X Preferred Stock		Series H Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, December 31, 2025	820	$-	53,100	$-	11,111	$-	1,100,413	$1	$124,057	$(80)	$(90,481)	$33,497
Issuance of Series H Preferred Stock, net of issuance costs	-	-	-	-	7,600	-	-	-	6,974	-	-	6,974
Conversion of Series H Preferred Stock into common stock	-	-	-	-	(7,719)	-	6,049,233	6	(6)	-	-	-
Repurchase of Series X Preferred Stock	-	-	(5,014)	-	-	-	-	-	(3,040)	-	-	(3,040)
Issuance of Restricted Stock							1,044,741	1	2,047			2,048
Dividend on Series X Preferred Stock	-	-	-	-	-	-	-	-	1,229	-	(1,229)	-
Dividend on Series H Preferred Stock	-	-	-	-	-		-	-	461	-	(461)	-
Deemed dividend for down round on Series H Preferred Stock	-	-	-	-	-	-	-	-	23,556	-	(23,556)	-
Net loss	-	-	-	-	-		-	-	-		(8,721)	(8,721)
Balance, June 30, 2026	820	$-	48,086	$-	10,992	$-	8,194,387	$8	$155,278	$(80)	$(124,448)	$30,758

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Interim Condensed Consolidated Statements of Cash Flows (Unaudited)

(Amounts in thousands except share and per share data)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,721)	$(5,843)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	436	382
Stock-based compensation	2,048	-
Non-cash interest expense	30	134
Change in fair value of warrant liability	(676)	(1,410)
Issuance cost allocated to warrant liability	-	1,088
Changes in operating assets and liabilities:
Trade receivable	83	15
Prepaid expenses and other accounts receivable	(500)	(216)
Inventory	(244)	380
Trade payables	120	99
Other accounts payable and accrued expenses	597	656
Deferred revenue	(175)	(15)
Operating right-of-use asset	68	-
Operating lease liabilities	(71)	1
Accrued severance pay, net	2	3
Net cash used in operating activities	(7,003)	(4,726)

Cash flows from investing activities:
Cash acquired in ENvue Merger	-	148
Purchase of property and equipment	(44)	(9)
Net cash (used in) provided by investing activities	(44)	139

Cash flows from financing activities:
Proceeds from the issuance of common stock, preferred stock and warrants, net	6,974	8,215
Proceeds from issuance of convertible note payable from related party	-	1,300
Payments of note payable to related party	-	(1,300)
Payments of short-term loans to related party	-	(777)
Proceeds from issuance of short-term loan payable	-	360
Repurchase of Series X Preferred Stock	(3,040)	-
Proceeds from exercise of options and warrants	-	102
Net cash provided by financing activities	3,934	7,900

Effects of currency translation on cash and cash equivalents	-	(5)

Net increase (decrease) in cash, cash equivalents and restricted cash	(3,113)	3,308
Cash, cash equivalents and restricted cash at beginning of period	4,254	752
Cash, cash equivalents and restricted cash at end of period	$1,141	$4,060

Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	1,084	4,030
Restricted cash at end of period	57	30
Total cash, cash equivalents and restricted cash	$1,141	$4,060

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$25
Cash paid for taxes	$4	$7

Non-cash transactions:
Right of use asset obtained in the exchange for operating lease liabilities	$205	$-

The accompanying notes are an integral part of these interim condensed consolidated financial statements

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

NOTE 1 - DESCRIPTION OF BUSINESS

ENvue Medical, Inc. (formerly known as NanoVibronix, Inc.) (the “Company”) was incorporated as a Delaware corporation in October 2003. The Company is a medical device company focusing on non-invasive biological response-activating devices that target wound healing and pain therapy and can be administered at home without the assistance of medical professionals, utilizing its proprietary low-intensity ultrasound (acoustic) technology. The Company’s principal research and development activities are conducted in Israel through its wholly owned subsidiary, NanoVibronix Ltd., a company registered in Israel, which commenced operations in October 2003.

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

ENvue Medical Holdings LLC (formerly ENvue Medical Holding, Corp.) (“ENvue”), a wholly owned subsidiary of the Company, is a Delaware limited liability company incorporated on June 5, 2024. ENvue has two wholly owned subsidiaries: ENvue Medical (USA) Inc. and ENvue Medical Ltd. (formerly ENvue Medical Israel Ltd.). ENvue is engaged in the research, development, marketing, and sale of medical devices in the field of enteral feeding and is in the initial stage of commercializing its products.

Following the ENvue Merger, the Company operates through two operating segments: NanoVibronix and ENvue.

NOTE 2 - LIQUIDITY AND PLAN OF OPERATIONS

As of June 30, 2026, the Company has incurred recurring losses and negative cash flows from operations and has an accumulated deficit of $124,448. For the six months ended June 30, 2026, the Company used approximately $7,003 of cash in operations. The Company’s ability to continue to operate is dependent mainly on its ability to successfully market and sell its products and the receipt of additional financing until profitability is achieved.

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

Concentration of credit risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, trade receivables, and other accounts receivable. The Company holds cash and cash equivalents in various banking institutions. The majority of the Company’s cash and cash equivalents and short-term bank deposits are invested with banks in United States. Such investments are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250. Cash balances could exceed insured amounts at any given time. Generally, these investments may be redeemed upon demand, and the Company believes that the financial institutions that hold the Company’s cash deposits are financially sound and, accordingly, bear minimal risk. As of June 30, 2026 and December 31, 2025, the Company had cash in excess of the FDIC insured amount totaling approximately $435 and $3,800, respectively.

The trade receivables of the Company are mainly derived from sales to a diverse set of customers located primarily in the United States. The Company performs ongoing credit evaluations of its customers and, to date, has not experienced any significant losses.

Trade receivables

The Company’s trade receivable balance consists of amounts due from its customers. Trade Receivables are recorded when the right to consideration becomes unconditional. The Current Expected Credit Losses (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. Credit losses are written off after all collection efforts have ceased. Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in selling, general and administrative expenses in the consolidated statements of operations. Recoveries of financial assets previously written off are recorded when received. As of June 30, 2026 and December 31, 2025, the credit losses allowance was $44 and $10, respectively.

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

Accounting Standard Codification (“ASC”) No. 350, “Intangibles - Goodwill and other” (“ASC No. 350”) requires goodwill to be tested for impairment at the reporting unit level at least annually or between annual tests in certain circumstances and written down when impaired.

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

During the six months ended June 30, 2026 and 2025, no impairment was recorded.

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

For the six months ended June 30, 2026 and 2025, amortization expense amounted to $419 and $364, respectively.

The estimated useful lives of the Company’s intangible assets are as follows:

Intangible Assets	Years
Tradename and trademarks	5
Technology	7
Customer list	5

Leases

The Company may sell its insertion systems to customers through bundled lease arrangements which typically include insertion systems and nasoenteral tubes. Revenues under these bundled lease arrangements are allocated considering the relative standalone selling prices of the lease and non-lease components included in the bundled arrangement. The primary accounting provision the Company uses to classify transactions as sales-type or operating leases is whether the lease transfers ownership of the underlying asset to the lessee by the end of the lease term. Systems included in arrangements meeting this condition are accounted for as sales-type leases and revenue is recognized at lease commencement. When leases are determined to be operating leases, revenue is recognized over the term of the lease. For the six months ended June 30, 2026, there were no operating leases in which the Company is the lessor.

Revenue from sales-type leases is presented on a gross basis when the Company enters into a lease to realize value from a product that it would otherwise sell in its ordinary course of business. Interest income for the six months ended June 30, 2026 and 2025 was immaterial.

The Company’s short-term net investment in a lease receivable as of June 30, 2026 and December 31, 2025 was $20, and is presented within trade receivables in the consolidated balance sheets. The Company’s long -term net investment in a lease receivable as of June 30, 2026 and December 31, 2025 was $21 and $20, respectively and is presented within long-term trade receivables in the consolidated balance sheets.

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

In some of its contracts, the Company provides assurance warranty services to its customers, in accordance with legal provisions or industry standards to ensure the quality of the products. As such, the Company recognizes a provision for warranties in its financial statements as applicable. As of June 30, 2026 and December 31, 2025, the Company’s provision for warranty amounted to $55 and $47, respectively.

Deferred revenue

Deferred revenue includes payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract. The following table presents the changes in the deferred revenue for the six months ending June 30, 2026:

Balance as of December 31, 2025	$175
Revenue recognized	(175)
Balance as of June 30, 2026	$-

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

Recently Adopted Accounting Standards

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). This amendment introduces a practical expedient for the application of the current expected credit loss model to current accounts receivable and contract assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company adopted this guidance on January 1, 2026, on a prospective basis. The Company has elected the practical expedient provided by ASU 2025-05. Under this expedient, the Company assumes that economic conditions as of the balance sheet date remain unchanged for the remaining life of all current accounts receivable and current contract assets arising from transactions under ASC 606. The adoption did not have a material impact on the consolidated financial statements.

Recently issued accounting standards

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of disaggregated information about certain expense captions presented in the Interim Condensed Consolidated Statements of Operations and Comprehensive Loss as well as disclosure about selling expense. The guidance will be effective for the Company for annual periods beginning January 1, 2027, and interim periods beginning January 1, 2028, with early adoption permitted. It could be applied either prospectively or retrospectively. The Company is currently evaluating the impact on its financial statement disclosures.

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

NOTE 4 – PREPAID EXPENSES AND OTHER ACCOUNTS RECEIVABLES

Prepaid expenses and other receivables consist of the following:

	June 30, 2026	December 31, 2025

Prepaid expenses	$598	$137
Other receivables	293	254
Total prepaid expenses and other accounts receivable	$891	$391

NOTE 5 – INVENTORY

Inventory consists of the following components as of:

	June 30, 2026	December 31, 2025

Raw materials	$2,208	$1,801
Finished goods	373	536
Inventory	$2,581	$2,337

Inventory write-down charged to the cost of sales amounted to $163 and $159 for the six-month periods ended June 30, 2026, and 2025, respectively.

NOTE 6 – OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Other accounts payable and accrued expenses consist of the following:

	June 30, 2026	December 31, 2025
R&D accrued expenses	$625	$625
Credit allowance	250	250
Compensation and payroll accrual	512	421
Taxes payable	82	117
Other accrued expenses	1,436	932
Total	$2,905	$2,345

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

Conversion of Series G Convertible Preferred Stock

Between May 16, 2025, and July 1, 2025, a majority of the Series G Preferred holders exercised their conversion right, converting 399,180 shares of Series G Preferred Stock into 709,419 shares of Common Stock. As of June 30, 2026, there were 820 outstanding shares of Series G Preferred Stock.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

Series X Non-Voting Convertible Preferred Stock

On February 14, 2025, in connection with the ENvue Merger, the Company issued 57,720 shares of Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”) to the certain investors of Predecessor ENvue. In addition, the Company issued 3,626 shares of Series X Preferred Stock to a service provider of Predecessor ENvue, replacing its equity interest in ENvue, resulting in a total of 48,086 shares of Series X Preferred Stock outstanding after the ENvue Merger.

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

Each share of Series X Preferred Stock had an initial stated value of $1,000 per share and ranks senior to the Company’s Common Stock with respect to dividend rights and rights upon liquidation, dissolution or winding up. The Series X Preferred Stock is not subject to mandatory redemption and may not be redeemed at the option of the Company or the holder.

Holders shall be entitled to receive, and the Company shall pay, dividends on shares of Series X Preferred Stock, based on the stated value, at a rate of eight percent (8%) per annum, commencing on the three (3) month anniversary of the Original Issue Date (as defined in the Series X Certificate of Designations) until the date the Company obtains the Stockholder Approval. Such dividends can be paid in the form of cash or additional issuances of shares of Series X Preferred Stock based on the stated value, with such type of payment determined in the sole discretion of the Company and accrued and compounded daily on the basis of a 360-day year and twelve (12) 30-day months.

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

During the six months ended June 30, 2026, the Company repurchased a total of 5,014 shares of Series X Preferred Stock from Alpha for an aggregate repurchase price of approximately $3,040. As a result of these redemptions, the number of Series X Preferred Stock outstanding decreased from 53,100 shares as of December 31, 2025, to 48,086 shares as of June 30, 2026. The redemptions were executed in connection with new Series H Preferred Stock investments by Alpha where a portion of the investment proceeds were used to redeem existing Series X Preferred Stock. The repurchase resulted in a deemed contribution of $279 for the six months ended June 30, 2026.

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

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

Pursuant to the terms of the July 2025 Purchase Agreement, the Company also agreed to issue 2,222 shares of Series H Preferred Stock and warrants to purchase up to 116,960 shares of Common Stock at an exercise price of $22.50 in a second closing (the “Second Closing”), subject to the satisfaction of customary closing conditions. Additionally, pursuant to the terms of the July 2025 Purchase Agreement, the Company has agreed that during the period ending 36 months from the effective date of the registration statement (the “Resale Registration Statement”) registering the resale of the shares of Common Stock underlying the Series H Preferred Stock and the July 2025 Warrants, the July 2025 Investor shall have the right to purchase up to 44,000 additional shares of Series H Preferred Stock, which is defined as the “Additional Investment Right”.

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

Holders of the Series H Preferred Stock shall be entitled to receive cumulative dividends at the rate per share (as a percentage of the stated value per share) of 9% per annum, payable on each conversion date of the Series H Preferred Stock in duly authorized, validly issued, fully paid and non-assessable shares of Common Stock at the conversion price then in effect. The stated value of the Series H Preferred Stock is $1,000 per share. The Company recorded $461 of dividends attributable to holders of the Series H Preferred Stock for the six months ended June 30, 2026.

Series H Preferred Stock — Additional Investment Right Exercises

During the six months ended June 30, 2026, Alpha, as the holder of the Series H Preferred Stock, exercised the Additional Investment Right pursuant to the July 2025 Purchase Agreement on six occasions, for an aggregate value of $7,600, resulting in the issuance of 7,600 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousands), all of which remained outstanding as of June 30, 2026.

Series H Preferred Stock — Additional Investment Right Conversions

During the six months ended June 30, 2026, Alpha converted an aggregate value of $7,719 of Series H Preferred Stock and $602 of accrued dividends, into 6,049,233 shares of Common Stock. This consisted of $4,802 of stated value and $451 of accrued dividends converted during the first quarter of 2026 into 2,600,495 share of Common Stock, and $2,917 of stated value and $151 of accrued dividends converted during the second quarter of 2026 into 3,448,738 of Common Stock.

As of June 30, 2026, Alpha holds 10,992 shares of Series H Preferred Stock.

Certificate of Amendment to Series H Preferred Stock

On January 30, 2026, the Company entered into an amendment agreement (the “Series H Amendment Agreement”) with the Required Holders (as defined in the Series H Amendment Agreement). Pursuant to the Series H Amendment Agreement, the Required Holders agreed to amend the Series H Certificate of Designations by filing the Series H Certificate of Amendment to the Series H Certificate of Designations with the Secretary of State of the State of Delaware to remove the Floor Price (as defined in the Series H Certificate of Designations).

The Company concluded that the modification of the Series H Preferred Stock should be accounted for as an extinguishment. As such, the difference between the fair value of the modified Series H Preferred Stock and their carrying amount was accounted for as a deemed dividend in the amount of $1,097.

Down-round Feature

During the six months ended June 30, 2026, the Company issued 7,600 shares of Series H Preferred Stock to Alpha for aggregate gross proceeds of $7,600. In connection with these issuances, the Company recognized deemed dividends totaling approximately $23,556 resulting from down round feature adjustments to the Series H Preferred Stock conversion price under ASC 260-10-30-1, which requires that the Company shall measure the value of the effect of the feature as the difference between the fair value of the financial instrument before and after the conversion price reduction.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

The deemed dividends consisted of $7,091 recognized on January 5, 2026, upon the exercise of additional investment rights at $2.02 per share, $9,882 recognized on March 24, 2026, upon the exercise of Additional Investment Right at $1.04 per share, $3,081 recognized on May 28, 2026 upon the exercise of Additional Investment Right at $0.78 per share and $3,502 recognized on June 29, 2026 upon the exercise of Additional Investment Right at $0.51 per share.

All amounts were recorded as an increase to additional paid-in capital with a corresponding charge to accumulated deficit, resulting in no net impact to total stockholders’ equity, and are reflected as an increase to net loss attributable to common stockholders for purposes of calculating net loss per share.

Dividend Accrual

The Series H Preferred Stock accrues dividends at a rate of 9% per annum on the stated value. During the six months ended June 30, 2026, the Company accrued dividends of approximately $461 on the outstanding Series H Preferred Stock. As of June 30, 2026, accumulated but unpaid dividends on the Series H Preferred Stock totaled $254, net of amounts converted to Common Stock.

The Series X Preferred Stock accrues dividends at a rate of 8% per annum on the amended stated value of $606.38 per share. During the six months ended June 30, 2026, the Company accrued dividends of approximately $1,229 on the outstanding Series X Preferred Stock. As of June 30, 2026, accumulated but unpaid dividends on the Series X Preferred Stock totaled  $2,929.

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

Restricted Stock Issuance

On April 4, 2026, in connection with, and pursuant to the terms of that certain Amended and Restated Employment Agreement with Doron Besser, dated as of December 17, 2025, as amended on February 2, 2026, the Board approved, as recommended by the Compensation Committee (i) an award of 1,044,741 fully vested restricted stock units into common stock (the “Besser Initial RSUs”) with a date of grant as of April 4, 2026 (the “Initial Grant Date”), subject to the terms and conditions of the 2024 Plan; and (ii) on each quarterly anniversary of the Initial Grant Date, subject to the approval of the Board of Directors and the authorized share limit under the 2024 Plan, an additional gross-up award, if necessary, in order for Dr. Besser to maintain 9.0% of the Company’s issued and outstanding Common Stock, determined on a fully diluted basis as of the grant date of such applicable quarterly gross-up award. Following Board approval, the Besser Initial RSUs were granted to Dr. Besser on the Initial Grant Date. As the grant was fully vested on the grant date with no additional service required the Company recorded on the Initial Grant Date $2,048 stock-based compensation expense related to the Besser Initial RSUs.

Options

On December 19, 2024, stockholders approved the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “2024 Plan”), as a successor to the Nanovibronix 2014 Long-Term Incentive Plan, which was adopted by the Board on November 6, 2023. As of December 31, 2024, under the 2024 Plan, 60,000 shares of the Company’s Common Stock were reserved for issuance. The Company effected the 2025 Reverse Stock Splits that consequently, reduced the number of shares of Common Stock of the Company reserved for issuance pursuant to awards under the 2024 Plan to 5,454 shares.

On December 4, 2025, the Company held its Annual Meeting, at which the Company’s stockholders approved the first amendment to the NanoVibronix, Inc. 2024 Long-Term Incentive Plan (the “First Amendment”). The First Amendment further increased the number of shares of Common Stock available for issuance pursuant to awards under the 2024 Plan by an additional 1,200,000 shares of Common Stock, to a total of 1,205,454 shares of Common Stock. As of March 31, 2026, there were 156,302 shares of Common Stock available to be issued under the 2024 Plan.

During the six months ended June 30, 2026, no employee options were granted, exercised or expired.

During the six months ended June 30, 2026, and 2025, stock-based compensation expense related to these options were $2,048 and 0, respectively.

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

NOTE 8 – WARRANT LIABILITY

The May 2025 Warrants do not meet all the equity classification criteria and therefore were determined to be classified as liabilities measured at fair value through earnings. The Company utilized the Black Scholes Model to calculate the value of the May 2025 Warrants.

The aggregate fair value of the May 2025 Warrants as of June 30, 2026, was $131 and was estimated using the Black Scholes Model and using the following assumptions: stock price $0.52, exercise price $20.4, dividend yield 0%; remaining term of 3.88 years; equity volatility of 155.52%; and a risk-free interest rate of 3.92%.

The Company recognized changes in the fair value of the warrant liability of $676 during the six months ended June 30, 2026, as financial income on the consolidated statement of operations.

Changes in the warrant liability balance

Below is the change in the warrant liability balance for the six months ended June 30, 2026:

Balance as of December 31, 2025	$807
Change in fair value	(676)
Balance as of June 30, 2026	$131

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

On March 25, 2026, the Company and Alpha entered into an amendment to a loan to modify the maturity date and to extend it to December 31, 2026. All other terms of the loan remain unchanged As of June 30, 2026, the loan balance was $1,080.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

Convertible Debenture

On February 13, 2025, the Company entered into a Securities Purchase Agreement with Alpha, pursuant to which the Company issued a senior convertible debenture (the “Debenture”) with an initial principal amount of $500, subsequently amended and restated on March 26, 2025 to increase the principal amount to $1,300. The Debenture bore interest at 8.0% per annum and was convertible into shares of Common Stock at a conversion price of $48.906 per share, subject to anti-dilution adjustments. The Company selected the fair value option to account for the Debenture, with changes in fair value recorded in other income (expense) in the consolidated statements of operations.

For the six months ended June 30, 2025, the Company recorded a gain of $58 related to the change in fair value of the A&R Debenture, which was recognized in other income (expense) in the consolidated statements of operations. Interest expense on the A&R Debenture totaled $13 for the six months ended June 30, 2025 and is included within the change in fair value of the Debenture in the consolidated statements of operations.

On May 19, 2025, the Company repaid the A&R Debenture in full. There was no balance outstanding as of June 30, 2026.

NOTE 10 - LOSS PER SHARE APPLICABLE TO COMMON STOCKHOLDERS

Basic net loss per common share (“Basic EPS”) is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. All outstanding stock options and warrants for the six months ended June 30, 2026, and 2025 have been excluded from the calculation of the diluted net loss per share because all such securities are anti-dilutive for all periods presented.

The following table sets forth the computation of the net loss per share for the period presented:

	Three Months Ended June 30,
	2026		2025
Numerator:	$		$
Net loss		(4,899)		(3,971)
Dividend on Series X Preferred Stock		(606)		(344)
Dividend on Series H Preferred Stock		(224)		-
Deemed dividend for down round on Series H Preferred Stock (See note 7)		(6,583)		-
Deemed contribution on extinguishment of Series X Preferred Stock		148		3,815
Net loss available to common stockholders		$(12,164)		$(500)

	Six Months Ended June 30,
	2026		2025
Numerator:	$		$
Net loss		(8,721)		(5,843)
Dividend on Series X Preferred Stock		(1,229)		(344)
Dividend on Series H Preferred Stock		(461)		-
Deemed dividend for down round on Series H Preferred Stock (See note 7)		(23,556)		-
Deemed contribution on extinguishment of Series X Preferred Stock		279		3,815
Deemed dividend on modification of Series H Preferred Stock (See note 7)		(1,097)		-
Net loss available to common stockholders		$(34,785)		$(2,372)

The following table summarizes the Company’s securities, in common stock equivalents, which have been excluded from the calculation of dilutive loss per share as their effect would be anti-dilutive:

	June 30, 2026	June 30, 2025
Stock options - employee and non-employee	$4,411	$4,411
Warrants	1,145,436	514,006
Total	$1,149,847	$518,417

The diluted loss per share equals basic loss per share for the six months ended June 30, 2026, and 2025 because the Company had a net loss and the impact of the assumed exercise of stock options and warrants would have been anti-dilutive.

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

Goodwill and Assets

	NanoVibronix	ENvue	Corporate	Total
Balance sheet at June 30, 2026
Goodwill	$-	$29,082	$-	$29,082
Assets	$2,206	$36,199	$-	$38,405

Balance sheet at December 31, 2025
Goodwill	$-	$29,082	$-	$29,082
Assets	$1,924	$39,200	$-	$41,124

Segment operating results

Six Months Ended June 30, 2026:	NanoVibronix	ENvue	Corporate	Total
Revenues	$589	$303	$-	$892
Cost of revenues	466	747	-	1,213
Research and development	319	705	-	1,024
Selling and marketing	775	1,149	-	1,924
General and administrative	467	971	4,478	5,916
Total operating loss	$(1,438)	$(3,269)	$(4,478)	$(9,185)

Six Months Ended June 30, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$1,367	$152	$-	$1,519
Cost of revenues	875	310	-	1,185
Research and development	1,184	383	-	1,567
Selling and marketing	325	676	-	1,001
General and administrative	1,231	802	1,561	3,594
Total operating loss	$(2,248)	$(2,019)	$(1,561)	$(5,828)

Three Months Ended June 30, 2026:	NanoVibronix	ENvue	Corporate	Total
Revenues	$55	$184	$-	$239
Cost of revenues	77	428	-	505
Research and development	279	231	-	510
Selling and marketing	496	702	-	1,198
General and administrative	87	328	3,085	3,500
Total operating loss	$(884)	$(1,505)	$(3,085)	$(5,474)

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

Three Months Ended June 30, 2025:	NanoVibronix	ENvue	Corporate	Total
Revenues	$445	$49	$-	$494
Cost of revenues	295	234	-	529
Research and development	772	244	-	1,016
Selling and marketing	180	493	-	673
General and administrative	807	610	835	2,252
Total operating loss	$(1,609)	$(1,532)	$(835)	$(3,976)

Geographic Information and Major Customer Data

The following is a summary of revenues within geographic areas:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States	$233	$462	$723	$1,448
Europe	6	8	169	17
Australia/New Zealand	-	24	-	54
Total	$239	$494	$892	$1,519

Major Customer Data as a Percentage of Total Revenues

The following is a summary of revenues:

	Three Months Ended June 30,
	2026	2025

Customer F	24%	4%
Customer C	14%	34%
Customer D	-%	42%
Total	38%	80%

	Six Months Ended June 30,
	2026	2025

Customer A	21%	35%
Customer B	19%	1%
Customer C	14%	23%
Customer D	11%	25%
Total	65%	84%

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

NOTE 12 – FAIR VALUE

Financial Liabilities Measured at Fair Value on a Recurring Basis

The fair value accounting standards define fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is determined based upon assumptions that market participants would use in pricing an asset or liability. Fair value measurements are rated on a six-tier hierarchy as follows:

●	Level 1 inputs: Quoted prices (unadjusted) for identical assets or liabilities in active markets;

●	Level 2 inputs: Inputs, other than quoted prices included in Level 1, that are observable either directly or indirectly; and

●	Level 3 inputs: Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions.

There were no transfers between Level 3 during the six months ended June 30, 2026, and 2025.

The following table presents changes in Level 3 asset and liability measured at fair value for the six months ended June 30, 2026, and 2025:

Warrant Liability
Balance December 31, 2025	$807
Fair value adjustments – warrant liability	(676)
Balance, June 30, 2026	$131

Warrant Liability
Balance December 31, 2024	$-
Issuance – warrant liability	5,147
Fair value adjustments – warrant liability	(986)
Balance, June 30, 2025	$4,161

The Company measures certain financial liabilities at fair value on a recurring basis, including its warrant liability, using Level 3 valuation techniques such as the Black-Scholes option pricing model.

The following are the inputs used in the Company’s valuation models:

	Warrant Liability June 30, 2026	Warrant Liability December 31, 2025	Warrant Liability June 30, 2025
Stock price	$0.52	2.31	$0.93
Expected volatility	155.52%	150%	150.86%
Risk-free interest rate	3.92%	3.73%	3.79%
Expected term (in years)	3.88	4.38	4.88

The following table sets forth the Company’s assets and liabilities which are measured at fair value on a recurring basis by level within the fair value hierarchy:

	Fair Value Measurements as of June 30, 2026
	Level I	Level II	Level III	Total
Warrant liability	-	-	131	131

	Fair Value Measurements as of June 30, 2025
	Level I	Level II	Level III	Total
Warrant liability	$-	-	4,161	4,161

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

As of June 30, 2026, the Company accrued the amount of the arbitration award to Protrade of approximately $2,319 including interest.

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

Alpha Series X Redemptions and Series H Preferred Stock Additional Investment Right Exercises and Conversions

During the six months ended June 30, 2026, the Company repurchased 5,014 shares of Series X Preferred Stock from Alpha for an aggregate repurchase price of approximately $3,040, resulting in a deemed contribution of $279; Alpha exercised the Additional Investment Right on six occasions for an aggregate value of $7,600, resulting in the issuance of 7,600 shares of Series H Preferred Stock; and Alpha converted $7,719 of stated value of Series H Preferred Stock, together with $602 of accrued dividends, into 6,049,233 shares of Common Stock. As of June 30, 2026, Alpha held 10,992 shares of Series H Preferred Stock. See Note 7 for further details.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

Besser Initial RSUs

In addition, on April 4, 2026, the Board approved an award of 1,044,741 fully vested restricted stock units to Dr. Besser, for which the Company recorded $2,048 of stock-based compensation expense. See Note 7 for further details.

NOTE 15 - SUBSEQUENT EVENTS

Series H Preferred Stock — Additional Investment Right and Conversions

On August 5, 2026, Alpha exercised $500 of the Additional Investment Right pursuant to the July Purchase Agreement, resulting in the issuance of 500 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousand).

During July 2026, the Alpha also converted an aggregate of 496 shares of Series H Preferred Stock into 1,102,279 shares of Common Stock.

Issuances of Common Stock

On August 7, 2026, the Company issued an aggregate of 1,787,949 shares of Common Stock, consisting of 1,667,949 shares to service providers of the Company as consideration for services rendered, and 120,000 shares to an employee pursuant to the 2024 Plan.

Committed Equity Facility of up to $50 million

On August 12, 2026, the Company entered into a Common Shares Purchase Agreement (the “Purchase Agreement”), with Alpha relating to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, the Company has the right from time to time at its option to sell to Alpha up to $50.0 million of its Common Stock, subject to certain conditions and limitations set forth in the Purchase Agreement.

ENVUE MEDICAL, INC.

Notes to the Interim Condensed Consolidated Financial Statements (Unaudited)

(Amounts in thousands except share and per share data)

Sales of the Common Stock to Alpha under the Purchase Agreement, and the timing of any sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Common Stock and determinations by the Company regarding the use of proceeds of such Common Stock. The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at which the Common Stock is sold to Alpha. The Company is required to use 40% of the net proceeds from any sales under the Purchase Agreement to redeem outstanding shares of its Series X Preferred Stock, par value $0.001 per share (the “Series X Preferred Stock”), until no such shares of Series X Preferred Stock remain outstanding, with the remainder of any net proceeds to be used for working capital and general corporate purposes.

Upon the initial satisfaction of the conditions to Alpha’s obligation to purchase Common Stock set forth in the Purchase Agreement (the “Commencement”), including, but not limited to, that a registration statement registering the resale by Alpha of the Common Shares under the Securities Act of 1933, as amended (the “Securities Act”), that may be sold to it by the Company under the Purchase Agreement (the “Initial Resale Registration Statement”), is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, the Company will have the right, but not the obligation, from time to time at its sole discretion until the first day of the month next following the 36-month period from and after Commencement, to direct Alpha to purchase up to a specified maximum amount of Common Stock as set forth in the Purchase Agreement by delivering written notice to Alpha prior to the commencement of trading on any trading day. The purchase price of the Common Stock that the Company elects to sell to Alpha pursuant to the Purchase Agreement will be 90% of the lowest volume weighted average price of the Common Stock during the three (3) trading days immediately preceding the applicable purchase date on which the Company has timely delivered written notice to Alpha directing it to purchase Common Stock under the Purchase Agreement.

The Purchase Agreement contains customary registration rights, representations, warranties, conditions and indemnification obligations by each party. The representations, warranties and covenants contained in the Purchase Agreement were made only for purposes of the Purchase Agreement and as of specific dates, were solely for the benefit of the parties to such agreement and are subject to certain important limitations.

The Company has the right to terminate the Purchase Agreement at any time after Commencement, at no cost or penalty, upon five (5) trading days’ prior written notice. No termination of the Purchase Agreement will affect the registration rights provisions contained within the Purchase Agreement, which will survive any termination of the Purchase Agreement.

July 2025 Purchase Agreement Amendment

The Company entered into a Securities Purchase Agreement, dated as of July 18, 2025, as amended on January 30, 2026 (the “Series H Purchase Agreement”), by and between the Company and Alpha, pursuant to which the Company agreed to issue and sell to Alpha newly designated shares of its Series H Convertible Preferred Stock, par value $0.001 per share (the “Series H Preferred Stock”).

On August 12, 2026, the Company entered into that certain Second Amendment Agreement to the Series H Purchase Agreement (the “Second Amendment Agreement”) with Alpha. Pursuant to the terms of the Second Amendment Agreement, the Company and Alpha agreed, among other things, subject to the receipt of Shareholder Approval (as defined in the Second Amendment), to amend the Series H Purchase Agreement to increase the total Additional Investment Rights (as defined in the Series H Purchase Agreement) to a total aggregate amount of up to $59,000,000 Stated Value (representing 59,000 shares of Preferred Stock and $53,100,000 of Subscription Amount) of Series H Preferred Stock. Alpha also agreed, subject to the receipt of Shareholder Approval, to exercise the Additional Investment Rights in an aggregate amount equal to no less than $10.0 million in the twelve (12) month period following Shareholder Approval with a monthly minimum of $833,333.33 if not otherwise exercised (the “AIR Minimum”). The parties agreed that upon certain fund raising events, the AIR Minimum will be decreased on a dollar-for-dollar basis.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the results of operations and financial condition of ENvue Medical, Inc. and its subsidiaries (collectively, the “Company”) as of June 30, 2026, should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). This discussion contains forward-looking statements that involve risks and uncertainties. Any or all of our forward-looking statements in this Quarterly Report may turn out to be incorrect. These forward-looking statements can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Factors which could cause actual results to differ materially include those set forth in Part II — Item 1A — “Risk Factors” in this Quarterly Report and Part I — Item 1A — “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as those discussed elsewhere in this Quarterly Report. See “Forward-Looking Statements.” This discussion and analysis should be read in conjunction with the Company’s audited financial statements and related disclosures as of December 31, 2025, and for the year then ended, which are included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2026. There have been no material changes to our critical accounting policies and estimates from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us,” “we,” “our,” and similar terms refer to the Company and its subsidiaries.

Overview

We were organized as a Delaware corporation in October 2003. On February 14, 2025, we completed the ENvue Merger pursuant to the Merger Agreement, as further described below. Following the consummation of the ENvue Merger, the Company conducts its operations through its two wholly-owned subsidiaries: (i) NanoVibronix Ltd., a private company incorporated under the laws of the State of Israel (“Nano OpCo”), and (ii) ENvue Medical Holdings LLC, a Delaware limited liability company (together with its respective subsidiaries, “ENvue”). Nano OpCo focuses on non-invasive biological response-activating devices that target biofilm prevention, pain therapy, and wound healing and can be administered at home, without the assistance of medical professionals. ENvue is a medical device company engaged in the research, development, production, marketing, and sale of medical devices in the field of enteral feeding and is the initial stage of commercializing its products.

Following the ENvue Merger, the Company has progressively consolidated certain functions and resources across the combined organization in order to reduce duplication and improve operating efficiency. This has included the sharing of personnel and technical resources across the Company’s two product platforms based on their respective development, regulatory, manufacturing and commercial requirements. Accordingly, changes in the level of expenses attributed to either operating segment from period to period may reflect the timing and requirements of particular activities and the deployment of shared Company resources and should be considered together with the operating circumstances affecting each business during the applicable period.

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Revenues. For the three months ended June 30, 2026, and 2025, our revenues were approximately $239 and $494, respectively, a decrease of approximately 51.6%, or $255, between the periods. The decrease was primarily attributable to a halt in production of our PainShield/UroShield products resulting from the war in Israel and the relocation of our PainShield/Uroshield manufacturing operations to the United States. Notwithstanding the temporary disruption to NanoVibronix production during the period, NanoVibronix products continued to represent approximately 18% of the Company’s consolidated revenues for the three months ended June 30, 2026. The Company completed the transition of its NanoVibronix manufacturing operations to the United States in August 2026, and production has been re-established.

This decline was partially offset by growth in ENvue revenues, which increased by approximately 275%, from approximately $49 to approximately $184, driven by continued expansion of our installed hospital base and adoption of the ENvue Navigation Platform. We also continued to generate revenues through certain sales representatives and our largest direct medical equipment distributor. The decline in NanoVibronix revenues during the period was primarily attributable to the temporary production disruption and manufacturing relocation described above and expect PainShield/UroShield revenues to resume now that production has been re-established, although we can provide no assurance as to the timing or extent of any such recovery.

For the three months ended June 30, 2026, the percentage of revenues attributable to our products was: 16% for PainShield and monthly kits, 2% for UroShield and monthly kits, 77% for ENvue systems and tubes and 5% for other products. For the three months ended June 30, 2025, the percentage of revenues attributable to our products was: 87% for PainShield and monthly kits, 10% ENvue systems and tubes; and 3% for other products.

Gross Profit (Loss). For the three months ended June 30, 2026, and 2025, gross loss was approximately $266 and $35, respectively, an increase in gross loss of approximately 660%, or $231. The increase in gross loss, as well as the decline in the underlying gross margin percentage, was mainly due to $140 of amortization of technology and trademark intangible assets recognized in connection with the ENvue Merger, the sale of ENvue systems at discounted prices as part of our commercialization strategy of expanding the installed base in order to drive recurring sales of our tubes, lower UroShield sales, and the write-down of $41 of inventory.

Gross profit as a percentage of revenues was approximately negative 111% and negative 7% for the three months ended June 30, 2026, and 2025, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the three months ended June 30, 2026, and 2025, research and development expenses were approximately $510 and $1,016, respectively, a decrease of approximately 50%, or $506, between the periods. The decrease reflects changes in development plans, including the temporary suspension of certain research and development projects, as well as changes in the timing and level of research and development activity across the Company’s product operating segments that vary throughout the year.

Additionally, the research and development expense decrease is attributed to the relocation of the NanoVibronix manufacturing and research and development testing operations from Israel to the United States, a phased transition that began in 2025 and continued through the first half of 2026 following disruption from regional conflict, together with the deployment of shared Company research and development resources across the two product operating segments.

Our research and development expenses consist mainly of expenses related to subcontracted research and development, as well as payroll expenses to employees, and the associated facilities’ costs, who are involved with research and development activities.

Selling and Marketing Expenses. For the three months ended June 30, 2026, and 2025, selling and marketing expenses were approximately $1,198 and $673, respectively, an increase of approximately 78%, or $525 between the periods. The increase was primarily attributable to commercialization efforts for the ENvue Systems and the expansion of UroShield into the United Kingdom, including the hiring of sales employees during the second quarter of 2026, participation in a trade exhibition, and increased social media and other product-awareness marketing activity.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the three months ended June 30, 2026, and 2025, general and administrative expenses were approximately $3,500 and $2,252, respectively, an increase of 55.4%, or $1,248 between the periods. The increase was primarily attributable to stock-based compensation costs associated with a share issuance, partially offset by a decrease in professional and consulting fees as compared to the prior year.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Interest expense. For the three months ended June 30, 2026, and 2025, our interest expense was approximately $30 and $144, respectively. This primarily pertains to the interest on the Company’s loan acquired in the business combination, which was fully recognized during 2025.

Financial income, net. For the three months ended June 30, 2026, and 2025, financial income, net, was approximately $603 and $211, respectively. This primarily pertains to the Company’s change in fair value of warrant liability.

Income tax expense. For the three months ended June 30, 2026, we recorded an income tax benefit of approximately $2 as compared to income tax expense of approximately $62 in the three months ended June 30, 2025.

Net Loss. Our net loss for the three months ended June 30, 2026, increased by approximately $928, or 23%, reaching approximately $4,899, compared to a net loss of approximately $3,971 for the same period in 2025. This increase in net loss was primarily due to the factors described above.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Revenues. For the six months ended June 30, 2026 and 2025, our revenues were approximately $892 and $1,519 respectively, a decrease of approximately 41.3%, or $627 between the periods. The decrease was primarily attributable to a halt in production of our PainShield/UroShield products resulting from the war in Israel and the relocation of our PainShield/UroShield manufacturing operations to the United States. Notwithstanding the temporary disruption to NanoVibronix production during the period, NanoVibronix products continued to represent approximately 66% of the Company’s consolidated revenues for the six months ended June 30, 2026. The Company completed the transition of NanoVibronix manufacturing operations to the United States in August 2026, and production has been re-established.

Additionally, the decline was partially offset by growth in ENvue revenues, which increased by approximately 100%, from approximately $152 to approximately $303, reflecting continued expansion of our installed hospital base and adoption of the ENvue Navigation Platform. This growth was further supported by three-year purchasing agreement renewals with two group purchasing organizations representing over 100 U.S. hospitals, as well as a network-wide standardization agreement with a 12-hospital health system in Virginia and North Carolina. In support of continued clinical adoption and commercial traction, an independent, peer-reviewed study published in Critical Care Nurse (June 2026) documented zero pulmonary misplacements across 531 procedures using the ENvue Navigation Platform, along with a 67% reduction in ventilator-associated pneumonia, supporting continued clinical and commercial adoption. Our revenues may vary from period to period, as new customers are added and existing distributors or consumers may make significant purchases in one quarter and no purchases in the following quarter. Accordingly, revenue trends should not be expected to follow a linear or consistent pattern.

For the six months ended June 30, 2026, the percentage of revenues attributable to our products was: 45% for PainShield and monthly kits, 19% for UroShield and monthly kits, 34% for ENvue systems and tubes and 2% for other products. For the six months ended June 30, 2025, the percentage of revenues attributable to our products was: 84% for PainShield and monthly kits, 10% for ENvue systems and tubes, and 6% for other products.

Gross Profit (Loss). For the six months ended June 30, 2026 and 2025, gross loss was approximately $321 compared to gross profit of approximately $334, respectively, a decrease of approximately 196%, or $655. The decrease was mainly due to $280 of amortization of technology and trademark intangible assets recognized in connection with the ENvue Merger, the sale of ENvue systems at discounted prices as part of our commercialization strategy to increase our installed base and recurring sales of our tubes, lower UroShield sales, and the write-down of $163 of inventory.

Gross profit as a percentage of revenues was approximately negative 36% and positive 22% for the six months ended June 30, 2026, and 2025, respectively. The decrease in gross profit as a percentage of revenues is mainly due to the reasons described above.

Research and Development Expenses. For the six months ended June 30, 2026, and 2025, research and development expenses were approximately $1,024 and $1,567, respectively, a decrease of approximately 35%, or $543, between the periods. The decrease is mainly attributed to changes in development plans, including the temporary suspension of certain research and development projects related to the voluntary 510(k) withdrawal of our PainShield MD Plus product. The decrease was also attributed to the timing and level of research and development activity across our product operating segments, whose development efforts are currently focused on product enhancements and regulatory compliance.

Additionally, changes in research and development expense attributed to our operating segments also reflect the relocation of the NanoVibronix manufacturing and research and development testing operations from Israel to the United States, a phased transition that began in 2025 and continued through the first half of 2026 following disruption from regional conflict, together with the deployment of our shared research and development resources across the two product operating segments.

Our research and development expenses consist mainly of expenses related to subcontracting research and development and clinical trial activities, as well as payroll expenses to employees, and the associated facilities’ costs, who are involved with research and development activities.

Selling and Marketing Expenses. For the six months ended June 30, 2026, and 2025, selling and marketing expenses were approximately $1,924 and $1,001, respectively, an increase of approximately 92.2%, or $923 between the periods. The increase was primarily attributable to commercialization activities across the Company’s product portfolio, including commercialization efforts for the ENvue Systems and expansion of UroShield into the United Kingdom, as well as the hiring of sales employees during the second quarter of 2026, participation in a trade exhibition during the quarter, along with increased social media and other product-awareness marketing activity.

Selling and marketing expenses consist mainly of payroll expenses to direct sales and marketing employees, travel expenses, conventions, advertising and marketing expenses, rent and facilities expenses associated with and allocated to selling and marketing activities.

General and Administrative Expenses. For the six months ended June 30, 2026, and 2025, general and administrative expenses were approximately $5,916 and $3,594, respectively, an increase of approximately 64.6%, or $2,322 between the periods. The increase was primarily attributable to a full six months of ENvue operating expenses in the current period compared to only the period from February 14, 2025 (the date of the ENvue Merger) through June 30, 2025 in the prior year, as well as stock-based compensation costs associated with share issuances, higher legal fees and payroll costs, and severance and termination costs associated with former executive management and board members, partially offset by a decrease in professional and consulting fees as compared to the prior year.

Our general and administrative expenses consist mainly of payroll expenses for management and administrative employees, accounting, legal and facilities expenses associated with general and administrative activities and costs associated with being a publicly traded company.

Interest expense. For the six months ended June 30, 2026, and 2025, our interest expense was approximately $66 and $197, respectively. This primarily pertains to the interest on the Company’s loan acquired in the business combination, which was fully recognized during 2025.

Financial income, net. For the six months ended June 30, 2026, and 2025, financial income, net, was approximately $561 and $259, respectively. This primarily pertains to the Company’s change in fair value of warrant liability.

Income tax expense. For the six months ended June 30, 2026, our income tax expense was approximately $31 as compared to $77 in the six months ended June 30, 2025.

Net Loss. Our net loss for the six months ended June 30, 2026, increased by approximately $2,878, or 49%, reaching approximately $8,721, compared to a net loss of approximately $5,843 for the same period in 2025. This increase in net loss was primarily due to the factors described above.

Liquidity and Capital Resources

Going Concern

We have incurred net losses of approximately $8,721 during the six months ended June 30, 2026, which primarily consisted of decreased revenues and decreased gross margins offset by our operating expenses. We also had negative cash flow from operating activities of $7,003 for the six months ended June 30, 2026. Although we had cash and cash equivalents of approximately $1,084 as of June 30, 2026, we expect to continue to incur losses and negative cash flows from operating activities, and therefore, we do not have sufficient resources to fund our operations for the next twelve months from the date of this filing causing us to have substantial doubt of our ability to continue as a going concern. We will need to continue to raise additional capital to finance our losses and negative cash flows from operations beyond the next years and may continue to be dependent on additional capital raising as long as our products do not reach commercial profitability.

During the six months ended June 30, 2026, we met our short-term liquidity requirements from proceeds of the exercise of additional investment rights by our existing investor and from our existing cash reserves. Our future capital requirements and the adequacy of our available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments as well as our ability to overcome obstacles that may be presented due to macroeconomic and geopolitical developments, including the ongoing conflict in the Middle East and the war between Russia and Ukraine. We expect to continue to incur losses and negative cash flows from operations. We intend to use the proceeds generated from equity financings, or strategic alliances with third parties, either alone or in combination with equity financing to meet our short-term liquidity requirements as well as to advance our long-term plans. There are no assurances that we will be able to raise additional capital, as required, on terms favorable to us.

We do not have any material commitments to capital expenditures as of June 30, 2026, and we are not aware of any material trends in capital resources that would impact our business.

As of June 30, 2026, we have no off-balance sheet transactions, arrangements, obligations (including contingent obligations), or other relationships with unconsolidated entities or other persons that have, or may have, a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Series H Preferred Stock — Additional Investment Right Exercises

During the six months ended June 30, 2026, Alpha, as the holder of the Series H Preferred Stock, exercised the Additional Investment Right pursuant to the July 2025 Purchase Agreement on six occasions, for an aggregate value of $7,600, resulting in the issuance of 7,600 new shares of Series H Preferred Stock at a stated value of $1,000 per share (not in thousands), all of which remained outstanding as of June 30, 2026.

Series H Preferred Stock — Additional Investment Right Conversions

During the six months ended June 30, 2026, Alpha converted an aggregate value of $7,719 of Series H Preferred Stock and $602 of accrued dividends, into 6,049,233 shares of Common Stock. This consisted of $4,802 of stated value and $451 of accrued dividends converted during the first quarter of 2026 into 2,600,495 shares of Common Stock, and $2,917 of stated value and $151 of accrued dividends converted during the second quarter of 2026 into 3,448,738 of Common Stock.

Purchase Agreement Facility

On August 12, 2026, we entered into a Common Shares Purchase Agreement (the “Purchase Agreement”), with Alpha Capital Anstalt (“Alpha”) relating to a committed equity facility (the “Facility”). Pursuant to the Purchase Agreement, we have the right from time to time at our option to sell to the Investor up to $50.0 million of our Common Stock, subject to certain conditions and limitations set forth in the Purchase Agreement.

Sales of the Common Stock to Alpha under the Purchase Agreement, and the timing of any sales, will be determined by us from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Common Stock and determinations by us regarding the use of proceeds of such Common Stock. The net proceeds from any sales under the Purchase Agreement will depend on the frequency with, and prices at which the Common Stock is sold to Alpha. The Company is required to use 40% of the net proceeds from any sales under the Purchase Agreement to redeem outstanding shares of its Series X Preferred Stock, until no such shares of Series X Preferred Stock remain outstanding, with the remainder of any net proceeds to be used for working capital and general corporate purposes.

Upon the initial satisfaction of the conditions to Alpha’s obligation to purchase Common Stock set forth in the Purchase Agreement (the “Commencement”), including, but not limited to, that a registration statement registering the resale by Alpha of the Common Stock under the Securities Act of 1933, as amended (the “Securities Act”), that may be sold to it by the Company under the Purchase Agreement (the “Initial Resale Registration Statement”), is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, we will have the right, but not the obligation, from time to time at our sole discretion until the first day of the month next following the 36-month period from and after Commencement, to direct Alpha to purchase up to a specified maximum amount of Common Stock as set forth in the Purchase Agreement by delivering written notice to the Investor prior to the commencement of trading on any trading day. The purchase price of the Common Stock that we elect to sell to Alpha pursuant to the Purchase Agreement will be 90% of the lowest volume weighted average price of the Common Stock during the three (3) trading days immediately preceding the applicable purchase date on which we have timely delivered written notice to Alpha directing it to purchase Common Stock under the Purchase Agreement.

Summary of Cash Flow

General. As of June 30, 2026, we had cash and cash equivalents of approximately $1,084, compared to approximately $4,030 as of June 30, 2025. We have historically met our cash needs through a combination of issuance of equity, borrowing activities and sales. Our cash requirements are generally for product development, research and development costs, marketing and sales activities, general and administrative costs, capital expenditures and general working capital.

Cash used in our operating activities was approximately $7,003 and was approximately $4,726 for the same period in 2025.

Cash used in our investing activities was approximately $44 for the six months ended June 30, 2026, and cash provided by investing activities was $139 for the six months ended June 30, 2025, respectively. Cash used in the six months ended June 30, 2026, was primarily for the purchase of plant and equipment.

Cash provided by financing activities during the six months ended June 30, 2026, was approximately $3,934, consisting of net proceeds of $6,974 from the issuance of common stock, preferred stock and warrants, partially offset by $3,040 used to repurchase shares of Series X Preferred Stock. Our future capital requirements and the adequacy of available funds will depend on many factors, including our ability to successfully commercialize our products, our development of future products and competing technological and market developments. Cash provided by financing activities during the six months ended June 30, 2025, was approximately $7,900, primarily resulting from net proceeds of $8,215 from the sale of Series G Preferred Stock, $1,300 in proceeds from issuance of notes payable to a related party, $360 from the issuance of a short-term loan payable, and $102 in proceeds from exercise of options, partially offset by payments of $1,300 on a related party note payable and $777 on a short-term loan to a related party. The Company’s future capital requirements and the adequacy of available funds will depend on a variety of factors, including the successful commercialization of its products, the development of future product offerings, and the impact of technological advancements and competitive market dynamics.

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

Known Trends, Events and Uncertainties

Following a review, we identified certain inaccuracies in our 510(k) application for the PainShield MD Plus product and have submitted a request to FDA to withdraw the clearance. The Company is unaware of any safety issue related to PainShield MD Plus, but intends to halt future sales of the product. The Company is subject to risks and uncertainties common to companies in the medical device industry, including but not limited to, risks associated with completing studies and clinical trials, receiving regulatory approvals for product, development by competitors of new medical device products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict in the Middle East, conflicts between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the section entitled “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on April 15, 2026. Other than as discussed above and elsewhere in this Quarterly Report on Form 10-Q, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item 3.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by the company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on their evaluation, as of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective because of the material weaknesses in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026.

Remediation Efforts to Address Material Weakness

With the oversight of senior management and audit committee of the Board of Directors, we have taken the steps below and we plan to take additional measures to remediate the underlying causes of the material weakness in our internal control over financial reporting as described in Item 9A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on April 15, 2026:

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

On July 10, 2026, we received a letter (the “Staff Determination Letter”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that the Staff has determined that the closing bid price of our Common Stock has been below $1.00 per share for the previous 30 consecutive business days (from May 26, 2026 through July 8, 2026) and, as a result, we were not in compliance with the minimum bid price requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). Ordinarily, a company that fails to meet the Minimum Bid Price Requirement would be afforded a 180-calendar day compliance period pursuant to Nasdaq Listing Rule 5810(c)(3)(A) to regain compliance. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Staff has determined that we were not eligible for any compliance period specified in Nasdaq Listing Rule 5810(c)(3)(A), because we previously effected a reverse stock split over the prior one-year period. As previously disclosed, we effected a 1-for-10 reverse stock split of the Common Stock on August 12, 2025. We timely requested a hearing before the Panel to appeal the Staff’s determination, in accordance with the procedures set forth in the Nasdaq Listing Rule 5800 Series, and as a result, the hearing stayed any suspension or delisting action pending the Panel’s decision. There can be no assurance that the Company’s request for continued listing will be granted or that the Company will be able to regain and maintain compliance with the Minimum Bid Price Requirement or all other applicable requirements for continued listing on The Nasdaq Capital Market.

On April 10, 2024, we received the Letter from the Staff of Nasdaq indicating that, based upon the closing bid price of our Common Stock for the 30 consecutive business days between February 27, 2024 and April 9, 2024, we did not meet the minimum bid price of $1.00 per share required for continued listing on Nasdaq pursuant to the Bid Price Rule. The Letter also indicated that we were provided with a compliance period of 180 calendar days, or until October 7, 2024, in which to regain compliance with the Bid Price Rule pursuant to Nasdaq Listing Rule 5810(c)(3)(A). We did not regain compliance with the Bid Price Rule by October 7, 2024, and on October 8, 2024, Nasdaq notified us that our securities were subject to delisting from Nasdaq unless we timely requested a hearing before the Panel. We subsequently and timely requested a hearing before the Panel, which was held on December 5, 2024.

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

If Nasdaq deems the transactions relating to the Merger Agreement with EnVue Medical Holdings dated February 14, 2025 to be a “Change of Control” in violation of Listing Rule 5110(a), our Common Stock may be subject to delisting.

The Staff of Nasdaq have had discussions with the Company with respect to the Company’s Agreement and Plan of Merger (the “Merger Agreement”) with EnVue Medical Holdings, Corp (“EnVue”), dated February 14, 2025. Pursuant to the terms of the Merger Agreement, the Company issued 1,734,995 shares of Common Stock and 57,720 shares of Series X Non-Voting Convertible Preferred Stock with provisions for the preferred shares to convert into 57,720,000 shares of Common Stock subject to shareholder approval.

On April 4, 2025, Staff determined that the Company’s transition with EnVue, a non-Nasdaq entity, constitutes a business combination that will result in a “Change of Control” upon shareholder approval to convert the Series X Non-Voting Convertible Preferred Stock. Pursuant to Listing Rule 5110(a) (the “Rule”), the post-transaction entity will be required to satisfy all of Nasdaq’s initial listing criteria and to complete Nasdaq’s initial listing process, including the payment of all applicable fees, prior to the shareholder vote to approve the conversion of the Preferred Shares discussed below, or other material changes triggering a change of control.

The Company previously updated the Staff with respect to the Company’s operations following the closing of the Merger Agreement to clarify that the Company’s legacy NanoVibronix, Inc. business continued to operate in the same manner as prior to closing. Recently, the Staff has inquired again with respect to the Company’s operations, namely those of the legacy NanoVibronix, Inc. business, particularly in light of the Company’s financial results and operations, as well as changes in management and the members of the Board of Directors since the closing of the transactions contemplated by the Merger Agreement. As part of this inquiry, the Staff noted that it believed the Company’s transaction with EnVue constituted a “Change of Control” requiring the Company to meet the initial listing requirements of Nasdaq, with respect to which the Company has never satisfied since the closing of that transaction. The Staff, however, has provided the Company with the opportunity to rebut this determination. If the Staff conclusively determines that the transactions contemplated by the Merger Agreement constituted a “Change of Control” that otherwise violates the Rule, Nasdaq could immediately delist the Company’s Common Stock. If such a delisting determination were to occur, the Company’s Common Stock would be immediately suspended from trading on Nasdaq.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 30, 2026, the Company issued an aggregate of 7,600 shares of Series H Preferred Stock to Alpha upon exercises of the Additional Investment Right under the July 2025 Purchase Agreement, on January 5, 2026, January 31, 2026, March 24, 2026, April 28, 2026, May 28, 2026 and June 29, 2026, for aggregate gross proceeds of $7,600, of which 3,700 shares for gross proceeds of $3,700 were issued during the three months ended June 30, 2026. During the same period, Alpha converted $7,719 of stated value of Series H Preferred Stock, together with $602 of accrued dividends, into 6,049,233 shares of Common Stock, of which $2,917 of stated value and $151 of accrued dividends converted into 3,448,738 shares of Common Stock during the three months ended June 30, 2026. The shares of Series H Preferred Stock were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, and the shares of Common Stock issued upon conversion were issued in reliance on the exemption provided by Section 3(a)(9) of the Securities Act. Except as set forth above, there were no unregistered sales of equity securities during the quarter ended June 30, 2026 that were not previously reported in our Current Reports on Form 8-K filed with the SEC.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

None of the Company’s officers or directors adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Common Shares Purchase Agreement, dated as of August 12, 2026, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2026).

10.2	Form of Second Amendment Agreement, dated as of August 12, 2026, by and between the Company and the investor signatory thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2026).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 INS*	Inline XBRL Instance Document
101 SCH*	Inline XBRL Taxonomy Extension Schema Document
101 CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101 PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2026	By:	/s/ Doron Besser
	Name:	Doron Besser
	Title:	Chief Executive Officer

Date: August 17, 2026		/s/ Nicole Fernandez-McGovern
	Name:	Nicole Fernandez-McGovern
	Title:	Chief Financial Officer

